Form 10KSB
period 2001-12-31
LENNOC VENTURES INC
filed 2002-05-23
CIK 1130131

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
☐	Transitional Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2001

Commission File No. 001-31242

LENNOC VENTURES, INC.
(Name of small business issuer in its charter)

Nevada (State or other jurisdiction of Incorporation or Organization)	98-0336674 (I.R.S. Employer Identification Number)

311 Tawny Road
Sarnia, Ontario
Phone (519) 542-1229
(Address, including zip code and telephone number, including area code, of registrant's executive offices)

Securities registered under Section 12(b) of the Exchange Act:
 none

Securities registered under Section 12(g) of the Exchange Act:
 Common Stock
(Title of class)

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

        Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

        Issuer's revenues for its most recent fiscal year: $0.00.

(Continued on Following Page)

        State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: As of April 3, 2002 $25,000.

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of April 2, 2002 there were 2,250,000 shares of the Company's common stock issued and outstanding.

Documents Incorporated by Reference: None

This Form 10-KSB consists of Seventeen Pages
Exhibit Index is located at Page Sixteen

TABLE OF CONTENTS

FORM 10-KSB ANNUAL REPORT

LENNOC VENTURES, INC.

		Page
Facing Page Index
PART I
Item 1.	Description of Business	1
Item 2.	Description of Property	8
Item 3.	Legal Proceedings	8
Item 4.	Submission of Matters to a Vote of Security Holders	8
PART II
Item 5.	Market for the Registrant's Common Equity and Related Stockholder Matters	8
Item 6.	Management's Discussion and Analysis of Financial Condition and Results of Operations	8
Item 7.	Financial Statements	F-1-F-20
Item 8.	Changes in and Disagreements on Accounting and Financial Disclosure	13
PART III
Item 9.	Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act	13
Item 10.	Executive Compensation	14
Item 11.	Security Ownership of Certain Beneficial Owners and Management	14
Item 12.	Certain Relationships and Related Transactions	14
PART IV
Item 13.	Exhibits and Reports on Form 8-K	15
SIGNATURES		16

PART I

ITEM 1. DESCRIPTION OF BUSINESS.

History

        LENNOC VENTURES, INC. was incorporated under the laws of the State of Nevada on November 17, 2000. We have not commenced active business operations.

        We are an exploration stage company engaged in the preliminary search for precious minerals. There is no assurance at present that a commercially viable ore body exists on our property until appropriate geologic work is done and a final evaluation concludes economic and legal feasibility. We have acquired a lease for exploration with a purchase option for all right, title and interest in the Sand Pass group of unpatented mining claims and State of Utah mineral lease. An unpatented claim means that more assessment work is necessary before all mineral rights can be claimed. We intend to explore for precious metals, including silver and gold, on the property.

        Our administrative office is located at 311 Tawney Road, Sarnia, Ontario N7S-5K1. Our telephone number is (519) 542-1229. Our Nevada office is located at 5300 West Sahara Avenue, Suite 101, Las Vegas, Nevada, 89146. Our fiscal year end is December 31.

Business

        By a lease and purchase option agreement dated January 8, 2001,Lennoc acquired a 20 year mining lease from Robert Steele, the owner of all right, title and interest in the Sand Pass group of unpatented mining claims and a State of Utah mineral lease located in Juab County, Utah.

        The lease covers 17 unpatented claims called Sand Pass #1 thru #17. These claims are filed in Juab County, Utah in Book 419 pages 270 to 277 and pages 865 to 873. The surface owner is the United States Bureau of Land Management which leases the property to the state of Utah. The Sand Pass mineral owner is Mr. Steele. The unpatented mining claims are located in T14S R14W Sections 25, 26 & 35. Claim fees for the county and the state amount to approximately $150.00 per claim annually. Claim fees for the Bureau of Land Management are approximately $100.00 per claim annually.

        The lease grants the exclusive right to explore, develop and mine the claims for gold, silver and other valuable materials. We are presently in the pre-exploration stage and there is no assurance that a commercially viable mineral deposit or a reserve exists in our property until exploration is done and a comprehensive evaluation concludes that there is economic and legal feasibility.

        Under the terms of the lease, Lennoc is granted an option to purchase the property on which the mining claims are located for $1,000,000, less any royalties paid. Lennoc is also obligated to pay a minimum annual royalty.

        The term of this lease is for 20 years and for so long thereafter as minerals are being mined, processed and marketed by Lennoc in commercially paying quantities. Whenever the continued term of the lease is dependent solely upon mining, processing or marketing of minerals and there is no reasonable market for ores or minerals which are or could be produced for any period of time each not to exceed two consecutive years, Lennoc is permitted a reasonable time thereafter within which to resume mining, processing or marketing of ores and minerals. Cessation of operations for 90 consecutive days or less is not considered a break in the continuity of mining, processing or marketing. However, Lennoc may suspend operations during periods when the products of the premises cannot be produced and sold at a profit by reason of low mineral prices. In such event, the landlord must be given access to all relevant information regarding such non-profitability.

        Under the lease, if Lennoc finds in its sole judgment that the claims warrant commercial development, it must proceed with reasonable diligence with the development of the claims in such manner and on a tonnage basis of such capacity as is deemed proper and adequate in our sole judgment, and we must advance all funds required, including the initial working capital in such an amount as we deem proper. We must also equip the property for our operations. In equipping the property for our operations, we may determine in our sole judgment the location of any buildings, structures, machinery, equipment, mine openings, ore and waste storage dumps and whether the same shall be located outside the limits of the claims. The title to and ownership of all capital items of property purchased or constructed by us in equipping the premises for operation and all replacements and additions thereto will remain ours.

        In addition, under the terms of the lease, we must pay a production royalty to the landlord of all ores extracted and sold by us in the amount of three percent of "net smelter returns." The term "net smelter returns" means the amounts actually received by us from the sale of ores and minerals, except in the case of refined gold and silver in which case the net smelter returns is the average daily quotations for the calendar week in which of the London Final Gold Quotation and the Handy & Harman New York official silver quotation as published in Metals Week (or its recognized successor in publication of gold and silver quotations) less certain charges.

        If we fail to make any of the payments required under the lease we are subject to forfeiture of the lease at the option of the landlord. However, in the event of a default our obligations under the lease and an election by the landlord to terminate the lease, we must be provided with a written notice of the landlord's intention to declare a forfeiture. We then have thirty days in which to cure the alleged default or notify the owner that we are disputing the default. If, within fifteen days thereafter we have not resolved the dispute by mutual agreement, the issue of default shall then be resolved by mediation and/or binding arbitration.

        We may terminate the lease by providing thirty days' written notice to the landlord. Upon total cancellation and termination of the lease, we have no further obligation of any kind or nature whatsoever, except for the making of payments which have already accrued at the date of such cancellation and termination and for the payment of our proportion of any taxes accrued while the lease was in effect.

        Our business activities to date have been restricted to obtaining a report from our mining engineer, Robert E. Miller and Utah Geologic Service located in Salt Lake City, Utah, and obtaining a mining lease.

        Our mining engineer believes that geologically similar settings in our leased claim area and the geological setting of productive mines and known ore reserves within the mineral belt where our claims are located suggest that with continuing exploration the Sand Pass project has potential for the discovery of mineralization. Mr. Miller came to this conclusion based primarily upon his work experience with the Tintic-Deep Creek mineral belt in which the Sand Pass project is located over a period of the past 35 years.

        This work experience included exploration and development for a number of companies that operated mines and mining operations in the Tintic-Deep Creek mineral belt, including Kennecott Copper, where Mr. Miller worked on the Burgin Mine, Trixie Mine, the Iron Blossom One and Iron Blossom Two mines, and performed general exploration field work in the district; U.S. Steel, for whom he worked on the Fluorite Mine-Spor Mountain mine and performed Uranium exploration in the district; Crown Resources/Orion Minerals for whom he worked on the Kings Canyon mine; and Phoenix Resources for whom he worked on the Coyote Knolls mine.

        Although Mr. Miller's conclusions are based primarily on his work experience in the area, he also reviewed pertinent aspects of the geologic information, including literature, publications and observations on mineralization in the area. Mr. Miller has not performed any independent field work on our behalf. In developing these conclusions, Mr. Miller also reviewed information obtained from a summary of activity conducted on the property entitled "Intrusions, Alteration and Economic Implications in the Northern House Range, Provo, Utah," Brigham Young University Geologic Studies, Volume 25, part 3, pages 47-65.

        He also reviewed an analysis entitled "Geologic Map Sand Pass Project: Modification of Chidsey (1977) Map" by T.W. Bidgood and P. Barkman written in 1981 for AMAX Exploration, Inc. He also reviewed other available literature including "Discovery of the Bell Gold Mine, Jerrit Canyon District, Elko County, Nevada," by R.B. Hawkins (1982), SME pre-print No. 82-86, and "Sevier Orogenic Attenuation Faulting in the Fish Springs and House Ranges, Western Utah, by L.G. Hitnze, Brigham Young University Geologic Studies, Volume 25, Part 1, pages 11-25.

        Based upon Mr. Miller's report, we have developed a three phase exploration program. Phase one would include a compilation of all available data including the company data held by Utah State Department of Geology and personal records in the possession of Mr. Steele. In this phase soil samples would be collected from the presently held land position along 800 foot spaced east-west lines with samples stations every 100 feet. These samples would be subjected to enzyme leach technology. This technique will provide geochemical information related to feeder structures and may help pinpoint the most favorable trends. With data in hand this phase would be expanded with fill-in lines providing additional detailed information of any anomalous conditions uncovered. Also in phase one, an east-west line of shallow drill holes would be drilled near the common corner to test for the projection of gold mineralization.

        Phase one would be considered successful if assay results from the soil sampling program provided information sufficient to develop drill targets. Success in the planned phase one shallow drilling program would be demonstrated by the intersection of anomalous or elevated precious metal assays from the targeted areas along the known north-south mineralized structure. Gold assays of 100 ppb or greater and/or silver assays of 1.0 ppm or greater over a five foot drill hole interval would be considered elevated. These same assay values from surface rock chip samples would be considered elevated.

        If phase one is not considered successful based on the data collected, we have the alternative of conducting a grass roots exploration program of geological mapping and rock chip sampling in the perimeter areas to identify target sites for continued work. If no drill targets are located using this method, we will look for other mininig sites that warrant further exploration.

        Upon success in phase one, work in phase two would commence consisting of 5000 feet of drilling along favorable trends developed in the phase one program. The reconnaissance style program will be followed by a detailed exploration program that would continue during this phase to the south and north. At this time additional claims would be staked to secure additional areas of interest.

        Phase two would be considered successful if the planned drilling intersected economic precious metal values with a minimum equivalent value of 0.10 opt gold over a ten foot interval in at least one of the drill holes in the program. If phase two is not considered successful, both parts of the planned drill program in phase three would be eliminated and exploration could continue in the general area of the Sand Pass project with the objective of identifying further areas of interest. If this exploration failed to identify mineable ore, we might be required to cease our business operations.

        Phase three would follow successful results obtained in phase two and would involve diamond drilling to follow up on the initial drill holes. Continuation of the preliminary drill program as it relates to the anomalies uncovered in the soil sampling program is planned and will be supported by detailed mapping and geological rock chip sampling within the expanded Sand Pass project with the objective of finding suitable drill targets.

        Upon the successful completion of phase three a third party engineering report would be commissioned followed by a feasibility study. If the economics developed in these reports were positive they would be utilized to guide Lennoc to obtain financing, partnering and development.

        Our offering will only be sufficient to fund phase one and phase two. We estimate the cost of each phase will be as follows:

PHASE I
(a)	COMPILATION
	Geologist @$300.00/day—10 days	$3,000.00
	Expenses:
	Travel	$1,000.00
	Motel	$700.00
	Printing, report etc	$1,000.00
	Maps etc	$500.00
			$6,200.00
(b)	GEOCHEMICAL SAMPLING PROGRAM
	Geologist @$300.00/day—30 days	$9,000.00
	Sample crew @$400.00/day—10 days	$4,000.00
	Assays 250 × $30.00	$7,500.00
	Support, Shipping, Supplies Vehicle, Motel, Meals	$2,500.00
			$23,000.00
(c)	SAND PASS DRILLING
	Drilling 1000' @$12.00/ft)	$12,000.00
	Geologist	$2,500.00
	Permits and Bond	$5,000.00
	Support	$1,200.00
	Water & pad	$2,000.00
	Supplies, assays & shipping	$5,000.00
	Cuttings haulage & storage	$1,500.00
	Reclamation	$1,000.00	$30,200.00
(d)	REPORT PHASE I
	Geologist (5 days @$250.00/day)	$1,250.00
	Drafting	$600.00
	Printing & distribution	$120.00
			$1,970.00
		Subtotal	$61,370.00
		5% contingency	$3,068.50
		TOTAL	$64,438.50
PHASE II—CONTINGENT UPON SUCCESS OF PHASE I
(a)	SAND PASS DRILLING
	Drilling 5000' @$12.00/ft)	$60,000.00

	Geologist	$2,500.00
	Permits and Bond	$5,000.00
	Support	$1,200.00
	Water & pad	$2,000.00
	Supplies, assays & shipping	$7,000.00
	Cuttings haulage & storage	$1,500.00
	Reclamation	$1,000.00
			$88,200.00
(b)	CONTINUATION OF GEOCHEMCIAL PROGRAM
	GRIDDING & SAMPLE COLLECTION	$3,200.00
	Geologist (mapping, supervision)	$2,500.00
	Geochemical soils (300 × $30.00)	$9,000.00
	Interim report (draft)	$1,500.00
	Survey drill locations	$1,000.00
	Geologist (10 × $300.00)	$3,000.00
	Support	$1,200.00
	Reclamation	$3,000.00
			$24,400.00
(c)	REPORT PHASE II	$3,000.00
			$3,000.00
		Sub Total	$115,600.00
		5% Contingency	$5,780.00
		TOTAL	$121,380.00
PHASE III—CONTINGENT UPON SUCCESS OF PHASE II
(a)	SAND PASS DRILLING
	Diamond drilling 2500 @$30.00/ft)	$75,000.00
	Complete support (@$20.00/ft)	$50,000.00
	Administration	$5,000.00
			$130,000.00
(b)	DRILLING
	Drilling (3500 @$12.00ft)	$42,000.00
	Complete support	$10,000.00
	Administration	$3,000.00
			$55,000.00
(c)	CONTINUED EXPLORATION SAND PASS AREA
	Gridding (6 × 200)	$1,200.00
	Geologic mapping (3 × $300.00)	$900.00
	Detailed rock chip sampling (5 × $300.00	$1,500.00
	Assay & shipping	$1,500.00
	Support	$1,200.00
	Report, drafting & field follow-up	$2,500.00
			$8,800.00
		Sub total	$193,800.00
		5% contingency	$9,690.00
		TOTAL	$203,490.00

Location and Access

        The leased area is located in Juab County, Utah. Access can be gained from by taking Highway 50, about 10 miles north to the Brush-Wellman Berylium Mill Road, then proceeding westward about 41 miles on pavement to the gravelled Trout Creek, Callao, Gold Hill, Ibapah turnoff. You are then required to go south-westward on the Trout Creek, Callao, Gold Hill, Ibapah Road approximately 15 miles to a well-improved county dirt road at the Dome Canyon turn-off. From there you proceed five miles southward to the prospect area. The heart of the prospect area is at 5200' elevation and is accessible nearly all year round.

The Leased Property

        At the present time the leased property consists of 17 unpatented mineral lode claims and an adjoining Utah State Mineral Lease totaling approximately 480 acres.

Local Resources.

        Surface water is rare but subsurface aquifers associated with intermountain basins, and basin and range faults are usually substantial and capable of supplying exploration, mine and mill water for envisioned operations. Water for drilling is likely available from government wells in the area. A coal generated power plant is located near Delta, Utah, approximately 50 miles to the east southeast. Electrical transmission lines are also located in Delta and nearby farming areas. Specific availability and capacity of electric power sources in the area is not known at this time.

        Rail, air and ground transportation as well as supplies and a capable labor pool can be found in Salt Lake City, approximately 120 miles north, north east of the property. Local supplies and modest industrial services can be found in Delta, Utah. In addition to Salt Lake City, experienced miners may be found in Delta and around Ely and Tonopah in eastern Nevada.

Alteration and Mineralization

        Alterations in the landscape at the Sand Pass as the result of magmatic activity have similarities to other gold producing areas in the western United States where deep sampling has produced pervasive mineralization. Alterations include a mineralization zone at the Wheeler Shale-Pierson Cove contact in the Sand Pass project area.

        We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves.

Competition

        The mineral industry is fragmented. We compete with other exploration companies looking for a variety of mineral reserves. We may be one of the smallest exploration companies in existence. Although we will be competing with other exploration companies, there is no competition for the exploration or removal of minerals from our property. Readily available markets exist in North America and around the world for the sale of minerals. Therefore, we intend to develop mining claims to the production point in which major mining production companies would seriously consider pursuing the property as a valuable and significant acquisition.

Employees

        We have no full time employees. Our President has agreed to allocate a portion of his time to our business activities, without compensation. This officer anticipates that our business plan can be implemented by his devoting minimal time per month to our business affairs and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officer.

Trademarks

        We do not utilize any trademarks or patent rights in our business.

Government Regulations

        General exploration work including surveying, geophysical and geochemical programs that do minimal surface disturbance do not require county, state or federal permits. The initial drilling program will only require minimal permits as the surface and minerals are privately owned. Expansion in the Phase II and III will likely need approval and bonding.

        The activity in Phase I is related to work on the patented claims for which the surface and mineral title is privately owned by the Lawson Trust. The permitting process is for the purposes of notification. For private land, such as the property leased by Lennoc, it requires notifying Ferry County where the claims are located of the planned work, including a map of the area where the work is proposed.

        The county will act like a "lead agency" and may require Lennoc to fill out the Washington State Environmental Agency forms which will help clarify the counties position as lead agency. Should the county determine that the United States Bureau of Land Management ("BLM") and/or Washington State Department of Natural Resources ("DNR") has some jurisdiction they will notify those agencies. From the Plan of Operation these agencies will determine what restrictions will be set; if any bonding is required and the degree of reclamation.

ITEM 2. DESCRIPTION OF PROPERTY

        We have no properties and at this time has no agreements to acquire any properties. We intend to attempt to acquire assets or a business in exchange for its securities which assets or business is determined to be desirable for its objectives.

        Facilities. Our principal place of business is an executive office which consists of approximately 200 square feet of executive office space. This space is provided to us on a rent free basis by our president, an officer and director and it is anticipated that this arrangement will remain until such time as we successfully consummates a merger or acquisition. Management believes that this space will meet our needs for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

        There are no material legal proceedings to which we (or any of our officers and directors in their capacities as such) is a party or to which our property is subject and no such material proceedings is known by our management to be contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

(a)    Market Information. None.

(b)    Holders. There are thirty three shareholders of our common stock.

(c)    Dividends. We have not paid any dividends on our common stock since inception. We do not foresee that we will have the ability to pay a dividend on our common stock in the fiscal year ending December 31, 2002.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with our audited financial statements and notes thereto included herein. In connection with, and because we desire to take advantage of, the "safe harbor" provisions of the Private Securities Litigation Reform Act of 1995, we caution readers regarding certain forward looking statements in the following discussion and elsewhere in this report and in any other statement made by, or on our behalf, whether or not in future filings with the Securities and Exchange Commission. Forward looking statements are statements not based on historical information and which relate to future operations, strategies, financial results or other developments. Forward looking statements are necessarily based upon estimates and assumptions that are inherently subject to significant business, economic and competitive uncertainties and contingencies, many of which are beyond our control and many of which, with respect to future business decisions, are subject to change. These uncertainties and contingencies can affect actual results and could cause actual results to differ materially from those expressed in any forward looking statements made by, or our behalf. We disclaim any obligation to update forward looking statements.

        We are a start-up, exploration stage company and have not yet generated or realized any revenues from our business operations.

        Our auditors have issued a going concern opinion. This means that our auditors believe there is doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated any revenues and no revenues are anticipated until we begin removing and selling minerals. Accordingly, we must raise cash from sources other than the sale of minerals found on our property. That cash must be raised from other sources. Our only other source for cash at this time is investments by others in our company. We must raise cash to implement our project and stay in business.

        To meet our need for cash we are attempting to raise money from a public offering. There is no assurance that we will be able to raise enough money through this offering to stay in business. Whatever money we do raise will be applied first to exploration and then to development, if development is warranted. If we do not raise all of the money we need, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others. time. At the present time, we have not made any arrangements to raise additional cash. If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely.

        We will be conducting research in connection with the exploration of our property. We are not going to buy or sell any plant or significant equipment. We do not expect a change in our number of employees.

Limited Operating History; Need for Additional Capital

        There is no historical financial information about our company upon which to base an evaluation of our performance. We are an exploration stage company and have not generated any revenues from operations. We cannot guarantee we will be successful in our business operations. Our business is subject to risks inherent in the establishment of a new business enterprise, including limited capital resources, possible delays in the exploration of our properties, and possible cost overruns due to price and cost increases in services.

        To become profitable and competitive, we conduct research and exploration of our leased claims. We are seeking equity financing to provide for the capital required to implement our research and exploration phases.

        We have no assurance that future financing will be available to us on acceptable terms. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. Equity financing could result in additional dilution to existing shareholders.

Results of Operations

From Inception on November 17, 2000

        We just recently acquired our first unpatented lode mineral claims. At this time we have not yet commenced the research and/or exploration stage of our mining operations on that property. As of December 31, 2000 we had accumulated a deficit of $3,450.

Plan of Operations

        Since inception, we have used our common stock to raise money for our property acquisition and for corporate expenses. Net cash provided by financing activities from inception on November 17, 2000 to December 31, 2000 was $25,000 as a result of proceeds received from our president and sole director. Our business activities to date have been restricted to obtaining a mining engineer's report, a mining lease and preparing a public offering.

        Lennoc's plan of operations for the next twelve months is to at a minimum undertake phase one and two of the drilling and exploration program. Phase one will cost approximately $64,438 and phase two will cost approximately $121,380. Our public offering will only be sufficient to fund phase one and two. If we determine to proceed with phase three, the estimated cost will be $203,490 which will have to be raised in an additional offering.

        We cannot complete phase one unless at least 50% of the offering is sold. The total cost of phase two is estimated to be $203,490 and therefore cannot be completed unless more than 75% of the offering is sold. We have no plan to engage in any alternative business if Lennoc ceases or suspends operations as a result of not having enough money to complete any phase of the exploration program.

        We intend to follow the recommendations of our expert mining engineer who has prepared a detailed technical report on the leased claims. He has recommended conducting an exploration program in three distinct phases. Phase one will involve compiling available data on the claims, geochemical sampling, drilling of about 1000 total feet and compiling all available drilling and geochemical data for the claims area for analysis. Expenses for phase one will include $6,200 for data compilation, $23,000 for geochemical sampling, $30,200 for drilling, $1,970 for a report analysis and a 5% reserve contingency fund of $3,068 for cost over-runs. Phase one will take between three and six months to complete.

        Upon completion of phase one, we will determine the cost effectiveness of proceeding to phase two. Phase one would be considered successful if assay results from the soil sampling program provided information sufficient to develop drill targets. Success in the planned phase one shallow drilling program would be demonstrated by the intersection of anomalous or elevated precious metal assays from the targeted areas along the known north-south mineralized structure. Gold assays of 100 ppb or greater and/or silver assays of 1.0 ppm or greater over a five foot drill hole interval would be considered elevated. These same assay values from surface rock chip samples would be considered elevated. If we determine not to proceed to phase two, we will likely use any capital reserves to locate other viable mining claims although we currently have no plans in place for such activity.

        If we determine to proceed to phase two, we will incur expenses of $88,200 for drilling, $24,400 for additional geochemical testing and $3,000 for analysis of the data. We will also set aside a 5% contingency fund for cost over-runs of $5,780. Phase two would be considered successful if the planned drilling intersected economic precious metal values with a minimum equivalent value of 0.10 opt gold over a ten foot interval in at least one of the drill holes in the program. If phase two is not considered successful, both parts of the planned drill program in phase three would be eliminated and exploration could continue in the general area of the Sand Pass project with the objective of identifying further areas of interest. If this exploration failed to identify mineable ore, we might be required to cease our business operations. Phase two will take between three and six months to complete.

        If we determine to proceed to phase three, we will not have sufficient capital with which to complete phase three without raising additional capital through another offering. Phase three is estimated to cost a total of $203,490 for drilling, mapping and analysis.

Liquidity and Capital Resources

        As of the date of this registration statement, we have yet to generate any revenues from our business operations. Since our inception, Mr. McAlpine has paid $25,000 in cash in exchange for 1,000,000 shares of common stock. This money has been utilized for organizational and start-up costs and as operating capital.

        We will be required to sell at least 25% of our offering before commencing phase one of our planned exploration program. In addition, unless at least 50% of the offering is sold, we will not be able to complete phase one. Assuming sufficient funds are raised in our offering to complete phase one, we will be able evaluate within the next 12 months whether to proceed with phase two. Should we decide to proceed with phase two, we will not be able to complete it unless more than 75% of our offering is sold. If we determine to proceed to phase three, we will be required to raise approximately $250,000 in another equity offering in order to fund the additional exploration.

        According to the terms or our mineral lease, we are obligated by January 8, 2002 to pay a minimum royalty of $3,000, a minimum royalty of $6,000 by January 8, 2003, a minimum royalty of $9,000 by January 8, 2004, and a minimum royalty of $12,000 by January 8, 2005 and $12,000 annually thereafter for the balance of the lease term. In addition, we must pay a perpetual royalty of 3% to the landlord on all ores processed and sold from the leased claims by Lennoc. We will be required to renegotiate the terms of the mineral lease in the event we are unable to raise sufficient funds in time to meet these obligations.

INFLATION

        Although our operations are influenced by general economic conditions, we do not believe that inflation had a material affect on the results of operations during the fiscal year ended December 31, 2001.

ITEM 7. FINANCIAL STATEMENTS

LENNOC VENTURES, INC.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

LENNOC VENTURES, INC.

(A Pre-exploration Stage Company)

REPORT AND FINANCIAL STATEMENTS

December 31, 2001 and 2000

(Stated in US Dollars)

[LETTERHEAD OF AMISANO HANSON]

INDEPENDENT AUDITORS' REPORT

To the Stockholders,
Lennoc Ventures, Inc.

We have audited the accompanying balance sheets of Lennoc Ventures, Inc. (A Pre-exploration Stage Company) as of December 31, 2001 and 2000 and the statements of operations, and cash flows for the year ended December 31, 2001 and for the periods November 17, 2000 (Date of Incorporation) to December 31, 2000 and for November 17, 2000 (Date of Incorporation) to December 31, 2001 and the statement of cash and stockholders' equity from November 17, 2000 (Date of Inception) to December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these financial statements present fairly, in all material respects, the financial position of Lennoc Ventures, Inc. as of December 31, 2001 and 2000 and the results of its operations and its cash flows for the period from November 17, 2000 (Date of Incorporation) to December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements referred to above have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company is in the pre-exploration stage, and has no established source of revenue and is dependent on its ability to raise capital from shareholders or other sources to sustain operations. These factors, along with other matters as set forth in Note 1, raise substantial doubt that the Company will be able to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Vancouver, Canada March 12, 2002, except as to Note 9, which is as of April 1, 2002	"AMISANO HANSON" Chartered Accountants

LENNOC VENTURES, INC.
(A Pre-exploration Stage Company)

BALANCE SHEETS

December 31, 2001 and 2000

(Stated in US Dollars)

	2001	2000
ASSETS
Current
Cash	$116	$18,070
Prepaid expenses	200	—

	316	18,070
Advance on mineral property—Note 6	—	5,000

	$316	$23,070

LIABILITIES
Current
Accounts payable	$19,326	$1,520
Due to a related party—Note 4	5,164	—

	24,490	1,520

STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, $0.001 par value 10,000,000 shares authorized, none outstanding
Common stock, $0.001 par value 100,000,000 shares authorized 1,000,000 shares outstanding	25,000	25,000
Deficit accumulated during the pre-exploration stage	(49,174)	(3,450)

	(24,174)	21,550

	$316	$23,070

Nature and Continuance of Operations—Note 1 Commitments—Note 3 Subsequent Events—Notes 3 and 9

APPROVED BY THE DIRECTOR:

"Kenneth McAlpine", Director

SEE ACCOMPANYING NOTES

LENNOC VENTURES, INC.
(A Pre-exploration Stage Company)

STATEMENTS OF OPERATIONS

for the year ended December 31, 2001,
for the periods November 17, 2000 (Date of Incorporation) to December 31, 2000
and for November 17, 2000 (Date of Incorporation) to December 31, 2001

(Stated in US Dollars)

		November 17, 2000 (Date of Incorporation) to December 31,
	Year ended December 31, 2001
		2000	2001
Expenses
Accounting and audit fees	$6,702	$1,500	$8,202
Bank charges	123	18	141
Legal fees	26,224	932	27,156
Management fees	4,000	1,000	5,000
Mineral property acquisition and exploration costs	6,700	—	6,700
Office supplies	365	—	365
Transfer agent fees	1,610	—	1,610

Net loss for the period	$45,724	$3,450	$49,174

Loss per share	$0.05	$0.01

Weighted average number of shares outstanding	1,000,000	352,273

SEE ACCOMPANYING NOTES

LENNOC VENTURES, INC.
(A Pre-exploration Stage Company)

STATEMENTS OF CASH FLOWS

for the year ended December 31, 2001,
for the periods November 17, 2000 (Date of Incorporation) to December 31, 2000
and for November 17, 2000 (Date of Incorporation) to December 31, 2001

(Stated in US Dollars)

		November 17, 2000 (Date of Incorporation) to December 31,
	Year ended December 31, 2001
		2000	2001
Cash Flows from Operating Activities
Net loss for the period	$(45,724)	$(3,450)	$(49,174)
Change in non-cash working capital balance related to operations
Prepaid expenses	(200)	—	(200)
Accounts payable	17,806	1,520	19,326
Due to related party	5,164	—	5,164

	(22,954)	(1,930)	(24,884)

Cash Flows from Financing Activity
Capital stock subscribed	—	25,000	25,000

Cash Flows used in Investing Activity
Advance on mineral property	5,000	(5,000)	—

Increase (decrease) in cash during the period	(17,954)	18,070	116
Cash, beginning of the period	18,070	—	—

Cash, end of the period	$116	$18,070	$116

Supplemental disclosure of cash flow information
Cash paid for:
Interest	$—	$—	$—

Income taxes	$—	$—	$—

SEE ACCOMPANYING NOTES

LENNOC VENTURES, INC.
(A Pre-exploration Stage Company)

STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)

for the period November 17, 2000 (Date of Incorporation) to December 31, 2001

(Stated in US Dollars)

				Deficit Accumulated During the Pre-exploration Stage
	Common Shares
			Additional Paid-in Capital
	Number	Par Value			Total
Capital stock issued pursuant to an offering memorandum for cash—at $0.025	1,000,000	$1,000	$24,000	$—	$25,000
Net loss for the period	—	—	—	(3,450)	(3,450)

Balance, December 31, 2000	1,000,000	1,000	24,000	(3,450)	21,550
Net loss for the year	—	—	—	(45,724)	(45,724)

Balance, December 31, 2001	1,000,000	$1,000	$24,000	$(49,174)	$(24,174)

SEE ACCOMPANYING NOTES

LENNOC VENTURES, INC.
(A Pre-exploration Stage Company)

NOTES TO THE FINANCIAL STATEMENTS

For the year ended December 31, 2001 and
for the period November 17, 2000 (Date of Incorporation) to December 31, 2001

(Stated in US Dollars)

Note 1    Nature and Continuance of Operations

        The Company is in the pre-exploration stage. The Company has entered into a lease and purchase option agreement to explore and mine a mineral property located in the state of Utah, United States of America and has not yet determined whether this property contains reserves that are economically recoverable. The recoverability of amounts from the mineral property will be dependent upon the discovery of economically recoverable reserves, confirmation of the Company's interest in the underlying property, the ability of the Company to obtain necessary financing to satisfy the expenditure requirements under the mineral property agreement and to complete the development of the property and upon future profitable production or proceeds for the sale thereof.

        These financial statements have been prepared on a going concern basis. The Company has a working capital deficiency of $24,174 and has accumulated a deficit of $49,174 since inception. Its ability to continue as a going concern is dependent upon the ability of the Company to generate profitable operations in the future and/or to obtain the necessary financing to meet its obligations and repay its liabilities arising from normal business operations when they come due.

        The Company was incorporated in Nevada on November 17, 2000.

Note 2    Summary of Significant Accounting Policies

        The financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement. Actual results may vary from these estimates.

        The financial statements have, in management's opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

  Pre-exploration Stage Company

        The Company complies with the Financial Accounting Standard Board Statement No. 7 and the Securities and Exchange Commission Act Guide 7 for its characterization of the Company as pre-exploration stage.

  Mineral Lease

        The acquisition of mineral properties pursuant to option payments and exploration costs are expensed as incurred. Exploration and development costs relating to these properties are expensed unless the Company determines that a commercial ore—body is present after which cost of development will be capitalized. Upon commercial production, mineral property cost will be amortized on the unit of production basis, until the properties are abandoned or sold, at which time the costs ware written off. Mineral properties are abandoned when the claims are no longer in good standing or the agreements covering the claims are in default, and in either case, management has determined that the abondonment is appropriate.

  Environmental Costs

        Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Company's commitments to plan of action based on the then known facts.

  Income Taxes

        The Company uses the liability method of accounting for income taxes pursuant to Statement of Financial Accounting Standards, No. 109 "Accounting for Income Taxes".

  Basic Loss Per Share

        The Company reports basic loss per share in accordance with the Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic loss per share is computed using the weighted average number of shares outstanding during the period.

  Fair Value of Financial Instrument

        The carrying value of cash, accounts payable and due to a related party approximates fair value because of the short maturity of these instruments. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risk arising from these financial instruments.

Note 3    Commitments—Note 8

        By a lease and purchase option agreement dated January 8, 2001 and subsequently amended on February 1, 2002, the Company was granted the exclusive right to purchase the Sand Pass resource property located in Juab County of the State of Utah for $1,000,000. This amount will be reduced by any amounts paid under the following minimum advance royalty payments:

  Minimum Advance Royalty Payments:

        The owner shall be paid a royalty of 3% of the net smelter returns from all production. In respect to this royalty, the Company is required to pay minimum advance royalty payments of the following:

  •
  $1,500 upon execution (paid);

  •
  $500 on or before February 1, 2002 (subsequently paid);

  •
  $2,000 on or before September 7, 2002;

  •
  $6,000 on or before January 8, 2003;

  •
  $9,000 on or before January 8, 2004; and

  •
  $12,000 on or before January 8, 2005 and thereafter.

  Performance Commitment:

        In the event the Company terminates the lease after August 1 of any year it is required to pay all federal and state mining claim maintenance fees for next assessment years. The Company is required to perform reclamation work on the property as required by federal, state and local law for disturbances resulting from the Company's activities on the property.

        The term of this lease is for 20 years with automatic extensions so long as minerals are being mined, processed and marketed by the Company in commercially paying quantities.

        The advance on mineral property of $5,000 as at December 31, 2000 was applied $1,500 to the initial royalty payment and the balance of $3,500 to pre-exploration expenses.

Note 4    Related Party Transactions

        At December 31, 2001, due to a related party includes $5,164 (December 31, 2000: $Nil) due to a director of the Company in respect to unpaid advances to the Company. This amount is unsecured, non-interest bearing and has not specific repayment terms.

Note 5    Common Stock

        By a prospectus offering dated October 17, 2001, the Company agreed to issue up to 5,000,000 common shares at $0.05 per share. Subsequent to December 31, 2001, the Company received $33,750 as subscriptions for the prospectus offering.

Note 6    Deferred Tax Assets

        The Financial Accounting Standards Board issued Statement Number 109 in Accounting for Income Taxes ("FAS 109") which is effective for fiscal years beginning after December 15, 1992. FAS 109 requires the use of the asset and liability method of accounting of income taxes. Under the assets and liability method of FAS 109, deferred tax assts and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

        The following table summarizes the significant components of the Company's deferred tax assets:

Total
Deferred Tax Assets
Non-capital loss carryforward	$7,376

Gross deferred tax assets	$7,376
Valuation allowance for deferred tax asset	(7,376)

$—

        The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is likely to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

Note 7    Income Taxes

        No provision for income taxes has been provided in these financial statements due to the net loss. At December 31, 2001 the Company has net operating loss carryforwards, which expire commencing in 2020, totalling approximately $49,174, the benefit of which has not been recorded in the financial statements.

Note 8    New Accounting Standard

        Management does not believe that any recently issued, but not yet effective accounting standards, if currently adopted, could have a material effect on these financial statements.

Note 9    Subsequent Events—Note 3

        On April 1, 2002, the Company offered a prospectus initial public offering to issue up to 5,000,000 common shares at $0.05 per share for proceeds of $250,000. This offering is subject to regulatory approval and will remain open until April 15, 2002. Subsequent to December 31, 2001, the Company received $45,500 as subscriptions for this offering.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        None.

PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

        Directors are elected for one-year terms or until the next annual meeting of shareholders and until their successors are duly elected and qualified. Officers continue in office at the pleasure of the Board of Directors. t

        The Directors and Officers of the Company as of the date of this report are as follows:

Name	Age	Position
Kenneth McAlpine	51	President, Secretary, Treasurer

        All our Directors hold office until the next annual meeting of our shareholders and until successors have been elected and qualified. Our officers are elected by our Board of Directors and hold office until their death or until they resign or are removed from office.

        There are no family relationships among the officers and directors. There is no arrangement or understanding between us (or any of our directors or officers) and any other person pursuant to which such person was or is to be selected as a director or officer.

  (b)
  Resumes: Kenneth McAlpine is the founder of our company. Mr. McAlpine has been the President, Secretary-Treasurer and Director since our company's inception on November 17, 2000.

        Mr. McAlpine has been the president of KIF Capital Corporation, a business consulting and venture capital company located in Sarnia, Ontario for the past five years. Mr. McAlpine has also had real estate broker's license in Ontario since 1985 and until June of 1995 specialized in commercial and residential real estate development in managerial, financial and sales capacities. During this time he was also employed by a Canadian-British joint venture known as Copperheat-Canada which was formed to participate in a $1 billion expansion to the petro-chemical industry. He served as operations manager and was responsible for personnel, operations, manufacturing and sales. Prior to that time Mr. McAlpine was a supervisor for Copperheat-Europe which operated worldwide in the industrial heat treatment of exotic metals. Mr. McAlpine has an electrical engineering diploma from David Dale College in Glasgow, Scottland.

        Mr. McAlpine has been on the board of directors of various companies including Advanced Systems International (NASDAQ "ADSN"), Leisure Canada and Zacherra Holdings.

ITEM 10. EXECUTIVE COMPENSATION.

Remuneration

        The following table reflects all forms of compensation for services to us for the years ended December 31, 2000 and 1999 of our then chief executive officer.

SUMMARY COMPENSATION TABLE

					Long Term Compensation
					Awards
		Annual Compensation
						Securities Underlying Options/ SARs (#)	Payouts
				Other Annual Compensation ($)	Restricted Stock Award(s) ($)			All Other Compensation ($)
Name and Principal Position	Year	Salary ($)	Bonus ($)				LTIP Payouts ($)
Kenneth McAlpine
President & Director(1)	2000	$0	0	0	0	0	0	0
	2001	$0	0	0	0	0	0	0

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(a) and (b) Security Ownership of Certain Beneficial Owners and Management.

        The table below lists the beneficial ownership of the our voting securities by each person known by us to be the beneficial owner of more than 5% of such securities, as well as by all of our directors and officers, as of the date of this report. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

Title of Class	Name and Address of Beneficial Owner(1)	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Kenneth McAlpine	1,000,000	16.67%

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        In connection with the organization of our company, Kenneth McAlpine, the founding shareholder, President, Secretary-Treasurer and Director of our company, has paid an aggregate of $25,000.00 cash to purchase 1,000,000 shares of common stock of our company.

        Our company presently has no office facilities but for the time being will use as its business address the office of Mr. McAlpine on a rent free basis, until such time as the business operations of our company may require more extensive facilities and our company has the financial ability to rent commercial office space. There is presently no formal written agreement for the use of such facilities, and no assurance that such facilities will be available to our company on such a basis for any specific length of time.

        We have no formal written employment agreement or other contracts with our officers, and there is no assurance that the services to be provided by them, and facilities to be provided by Mr. McAlpine, will be available for any specific length of time in the future. Mr. McAlpine anticipates initially devoting up to approximately 15% of his time to the affairs of our company. If and when the business operations of our company increase and a more extensive time commitment is needed, Mr. McAlpine is prepared to devote more time to our company, in the event that becomes necessary. The amounts of compensation and other terms of any full time employment arrangements with our company would be determined if and when such arrangements become necessary.

PART IV

Item 13. EXHIBITS AND REPORTS ON FORM 8-K.

3.1	Certificate and Articles of Incorporation*
3.2	Bylaws**
10.1	Mining Lease***

*
Filed with the Securities and Exchange Commission in the Exhibits to Form SB-2, filed on February 26, 2001 and are incorporated by reference herein.

**
Filed with the Securities and Exchange Commission in the Exhibits to Form SB-2, filed on February 26, 2001 and are incorporated by reference herein.

***
Filed with the Securities and Exchange Commission in the Exhibits to Form SB-2, filed on February 26, 2001 and are incorporated by reference herein.

SIGNATURES

        In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 21, 2002.

LENNOC VENTURES, INC. (Registrant)

By:	/s/ KENNETH MCALPINE Kenneth McAlpine, President

        In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on May 21, 2002.

/s/ JOHN REID ANDERSON John Reid Anderson, Director

LENNOC VENTURES, INC.

        Exhibit Index to Annual Report on Form 10-KSB For the Fiscal Year Ended December 31, 2001

EXHIBITS

3.1	Certificate and Articles of Incorporation*
3.2	Bylaws**
10.1	Mining Lease***

*
Filed with the Securities and Exchange Commission in the Exhibits to Form SB-2, filed on February 26, 2001 and are incorporated by reference herein.

**
Filed with the Securities and Exchange Commission in the Exhibits to Form SB-2, filed on February 26, 2001 and are incorporated by reference herein.

***
Filed with the Securities and Exchange Commission in the Exhibits to Form SB-2, filed on February 26, 2001 and are incorporated by reference herein.

QuickLinks

TABLE OF CONTENTS FORM 10-KSB ANNUAL REPORT LENNOC VENTURES, INC.
PART I
PART II
LENNOC VENTURES, INC. INDEX TO CONSOLIDATED FINANCIAL STATEMENTS
INDEPENDENT AUDITORS' REPORT
LENNOC VENTURES, INC. (A Pre-exploration Stage Company) BALANCE SHEETS December 31, 2001 and 2000 (Stated in US Dollars)
LENNOC VENTURES, INC. (A Pre-exploration Stage Company) STATEMENTS OF OPERATIONS for the year ended December 31, 2001, for the periods November 17, 2000 (Date of Incorporation) to December 31, 2000 and for November 17, 2000 (Date of Incorporation) to December 31, 2001 (Stated in US Dollars)
LENNOC VENTURES, INC. (A Pre-exploration Stage Company) STATEMENTS OF CASH FLOWS for the year ended December 31, 2001, for the periods November 17, 2000 (Date of Incorporation) to December 31, 2000 and for November 17, 2000 (Date of Incorporation) to December 31, 2001 (Stated in US Dollars)
LENNOC VENTURES, INC. (A Pre-exploration Stage Company) STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY) for the period November 17, 2000 (Date of Incorporation) to December 31, 2001 (Stated in US Dollars)
LENNOC VENTURES, INC. (A Pre-exploration Stage Company) NOTES TO THE FINANCIAL STATEMENTS For the year ended December 31, 2001 and for the period November 17, 2000 (Date of Incorporation) to December 31, 2001 (Stated in US Dollars)
PART III
SUMMARY COMPENSATION TABLE
PART IV
SIGNATURES
LENNOC VENTURES, INC.