Form 10QSB
period 2002-03-31
LENNOC VENTURES INC
filed 2002-05-23
CIK 1130131

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-QSB

Quarterly Report Under
the Securities Exchange Act of 1934

For Quarter Ended: March 31, 2002

Commission File Number:

Lennoc Ventures, Inc. (Exact name of small business issuer as specified in its charter)
Nevada (State or other jurisdiction of incorporation or organization)
98-0336674 (IRS Employer Identification No.)
311 Tawny Road Sarnia, Ontario (Address of principal executive offices)
None (Former name or former address, if changed since last report)
N7S-5K1 (Zip Code)
(519) 542-1229 (Issuer's Telephone Number)

        Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒    No ☐.

        The number of shares of the registrant's only class of common stock issued and outstanding, as of March 31, 2002 was 1,000,000 common shares.

PART I

ITEM 1.    FINANCIAL STATEMENTS.

        The unaudited financial statements for the three-month period ended March 31, 2002 are attached hereto.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

OVERVIEW

History And Organization

        Lennoc Ventures, Inc. (the "Company") was recently incorporated under the laws of the state of Nevada on November 17, 2000. We have not commenced business operations and we are considered an exploration stage enterprise. To date, our activities have been limited to organizational matters, obtaining a mining engineer's report and the preparation and filing of the registration statement of which this prospectus is a part. In connection with the organization of our company, the founding shareholder of our company contributed an aggregate of $25,000 cash in exchange for 1,000,000 shares of common stock. We have no significant assets, and we are totally dependent upon the successful completion of our public offering and receipt of the proceeds there from, of which there is no assurance, for the ability to commence our proposed business operations.

Proposed Business

        By a lease and purchase option agreement dated January 8, 2001, Lennoc acquired a 20 year mining lease from Robert Steele, the owner of all right, title and interest in the Sand Pass group of unpatented mining claims and a State of Utah mineral lease located in Juab County, Utah. The lease covers 17 unpatented claims called Sand Pass #1 thru #17. These claims are filed in Juab County, Utah in Book 419 pages 270 to 277 and pages 865 to 873. The surface owner is the United States Bureau of Land Management which leases the property to the state of Utah. The Sand Pass mineral owner is Mr. Steele. The unpatented mining claims are located in T14S R14W Sections 25, 26 & 35. Claim fees for the county and the state amount to approximately $150.00 per claim annually. Claim fees for the Bureau of Land Management are approximately $100.00 per claim annually.

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

        The term of this lease is for 20 years and for so long thereafter as minerals are being mined, processed and marketed by Lennoc in commercially paying quantities. Whenever the continued term of the lease is dependent solely upon mining, processing or marketing of minerals and there is no reasonable market for ores or minerals which are or could be produced for any period of time each not to exceed two consecutive years, Lennoc is permitted a reasonable time thereafter within which to resume mining, processing or marketing of ore and minerals. Cessation of operations for 90 consecutive days or less is not considered a break in the continuity of mining, processing or marketing. However, Lennoc may suspend operations during periods when the products of the premises cannot be produced and sold at a profit by reason of low mineral prices. In such event, the landlord must be given access to all relevant information regarding such non-profitability.

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

        Our business activities to date have been restricted to obtaining a report from our mining engineer, Robert E. Miller and Utah Geologic Service located in Salt Lake City, Utah, and obtaining a mining lease and preparing a public offering.

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

        Our public offering will only be sufficient to fund phase one and phase two. We estimate the cost of each phase will be as follows:

PHASE I
(a)	COMPILATION
	Geologist @$300.00/day—10 days	$3,000.00
	Expenses:
	Travel	$1,000.00
	Motel	$700.00
	Printing, report etc	$1,000.00
	Maps etc	$500.00
		$6,200.00
(b)	GEOCHEMICAL SAMPLING PROGRAM
	Geologist @$300.00/day—30 days	$9,000.00
	Sample crew @$400.00/day—10 days	$4,000.00
	Assays 250 × $30.00	$7,500.00
	Support, Shipping, Supplies Vehicle, Motel, Meals	$2,500.00
		$23,000.00
(c)	SAND PASS DRILLING
	Drilling 1000' @$12.00/ft)	$12,000.00
	Geologist	$2,500.00
	Permits and Bond	$5,000.00
	Support	$1,200.00
	Water & pad	$2,000.00
	Supplies, assays & shipping	$5,000.00
	Cuttings haulage & storage	$1,500.00
	Reclamation	$1,000.00
		$30,200.00
(d)	REPORT PHASE I
	Geologist (5 days @$250.00/day)	$1,250.00
	Drafting	$600.00
	Printing & distribution	$120.00
		$1,970.00
	Sub Total	$61,370.00
	5% contingency	$3,068.50
	TOTAL	$64,438.50
PHASE II—CONTINGENT UPON SUCCESS OF PHASE I
(a)	SAND PASS DRILLING
	Drilling 5000' @$12.00/ft)	$60,000.00
	Geologist	$2,500.00
	Permits and Bond	$5,000.00
	Support	$1,200.00
	Water & pad	$2,000.00
	Supplies, assays & shipping	$7,000.00
	Cuttings haulage & storage	$1,500.00
	Reclamation	$1,000.00
		$88,200.00

(b)	CONTINUATION OF GEOCHEMCIAL PROGRAM
	GRIDDING & SAMPLE COLLECTION	$3,200.00
	Geologist (mapping, supervision)	$2,500.00
	Geochemical soils (300 × $30.00)	$9,000.00
	Interim report (draft)	$1,500.00
	Survey drill locations	$1,000.00
	Geologist (10 × $300.00)	$3,000.00
	Support	$1,200.00
	Reclamation	$3,000.00
		$24,400.00
(c)	REPORT PHASE II	$3,000.00
		$3,000.00
	Sub Total	$115,600.00
	5% Contingency	$5,780.00
	TOTAL	$121,380.00
PHASE III—CONTINGENT UPON SUCCESS OF PHASE II
(a)	SAND PASS DRILLING
	Diamond drilling 2500 @$30.00/ft)	$75,000.00
	Complete support (@$20.00/ft)	$50,000.00
	Administration	$5,000.00
		$130,000.00
(b)	DRILLING
	Drilling (3500 @$12.00ft)	$42,000.00
	Complete support	$10,000.00
	Administration	$3,000.00
		$55,000.00
(c)	CONTINUED EXPLORATION SAND PASS AREA
	Gridding (6 × 200)	$1,200.00
	Geologic mapping (3 × $300.00)	$900.00
	Detailed rock chip sampling (5 × $300.00	$1,500.00
	Assay & shipping	$1,500.00
	Support	$1,200.00
	Report, drafting & field follow-up	$2,500.00
		$8,800.00
	Sub Total	$193,800.00
	5% contingency	$9,690.00
	TOTAL	$203,490.00

Competitive Factors

        The mineral mining industry is fragmented. We compete with other exploration companies looking for a variety of mineral reserves. We may be one of the smallest exploration companies in existence. Although we will be competing with other exploration companies, there is no competition for the exploration or removal of minerals from our property. Readily available markets exist in North America and around the world for the sale of minerals. Therefore, we intend to develop mining claims to the production decision, point, and an advanced stage in which major mining production companies would seriously consider pursuing the property as a valuable and significant acquisition.

Regulations

        General exploration work including surveying, geophysical and geochemical programs that do minimal surface disturbance do not require county, state or federal permits. The geochemical program in phase one requires filing a notification of work with the Bureau of Land Management (BLM) and usually does not require permits or bonding. The initial reverse circulation drill program outlined in phase one will be conducted on BLM lands. The BLM will require the submittal of a plan of operation which would be used as the basis for the bonding requirement, water permit and reclamation program. The reclamation program could include both surface reclamation and drill hole plugging and abandonment. The amount of the bonding would be based upon an estimate by the BLM related to the cost of reclamation if done by an independent contractor. It is estimated the bonding requirement would be $5,000. The water permit fee is included in the reclamation cost which is estimated to be $1,000.

        The estimate for phase two reclamation and bonding is based on the assumption that we have completed the phase one reclamation and that the $5000 phase one bond is still in place. Based upon this assumption, it is estimated that an additional bond of $5,000 would be required for phase two for a total bonding requirement of $10,000 for phase one and two. Our phase two budget also allows for $1,000.00 for reclamation and water permit.

        Our proposed operations will be subject to the BLM rules and regulations governing mining on federal lands including a draft environmental impact statement (EIS), public hearings and a final EIS. The final EIS would address county and state needs and requirements and would cover issues and permit requirements concerning: air quality, heritage resources, geology, energy, noise, soils, surface and ground water, wetlands, use of hazardous chemicals, vegetation, wildlife, recreation, land use, socioeconomic impact, scenic resources, health and welfare, transportation and reclamation. Bonding requirements for mining are developed from the final EIS.

        We will secure all necessary permits for exploration and, if development is warranted on the property, will file final plans of operation before we start any mining operations. We anticipate no discharge of water into active stream, creek, river, lake or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed. Restoration of the disturbed land will be completed according to law. All holes, pits and shafts will be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our operations and know what that will involve from an environmental standpoint.

Employees

        Initially, we intend to use the services of subcontractors for manual labor exploration work on our properties. Lennoc will consider hiring technical consultants as funds from additional offerings or revenues from operations in the future permit. At present, our only employee is Kenneth McAlpine.

Employment Agreements

        At present, we have no employees, other than Mr. McAlpine, our president and sole director who has received no compensation for his services. Mr. McAlpine does not have an employment agreement with us. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to any employees.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS AND RESULTS OF OPERATIONS

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

        To meet our need for cash we raised money from a public offering. If we do not raise all of the money we need, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others. time. At the present time, we have not made any arrangements to raise additional cash, other than through our public offering. If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely.

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

Results of Operations

From Inception on November 17, 2000

        We just recently acquired our first unpatented lode mineral claims. At this time we have not yet commenced the research and/or exploration stage of our mining operations on that property. As of March 31, 2002 we had accumulated a deficit of $57,844.

Plan of Operations

        Since inception, we have used our common stock to raise money for our property acquisition and for corporate expenses. Net cash provided by financing activities from inception on November 17, 2000 to March 31, 2002 was $70,500 as a result of proceeds received from our president and sole director and our public offering. Our business activities to date have been restricted to obtaining a mining engineer's report, a mining lease and preparing a public offering.

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

        The total cost of phase two is estimated to be $203,490. We have no plan to engage in any alternative business if Lennoc ceases or suspends operations as a result of not having enough money to complete any phase of the exploration program.

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

Liquidity and Capital Resources

        As of the date of this registration statement, we have yet to generate any revenues from our business operations. Since our inception, Mr. McAlpine has paid $25,000 in cash in exchange for 1,000,000 shares of common stock and we have raised $45,500 in our public offering. This money has been utilized for organizational and start-up costs and as operating capital.

        We will be able evaluate within the next 12 months whether to proceed with phase two. Should we decide to proceed with phase two, we will be required to raise approximately $250,000 in another equity offering in order to fund the additional exploration.

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

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        There are no material legal proceedings to which we (or any of our officers and directors in their capacities as such) is a party or to which our property is subject and no such material proceedings is known by our management to be contemplated.

ITEM 2.    CHANGES IN SECURITIES—NONE

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES—NONE

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS—NONE

ITEM 5.    OTHER INFORMATION—NONE

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K—

  (a)
  Exhibits—NONE

  (b)
  Reports on Form 8-K—NONE

SIGNATURE

        In accordance with the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NAVIGATOR VENTURES, INC.
Dated: May 23, 2002	/s/ KENNETH MCALPINE Kenneth McAlpine President

LENNOC VENTURES, INC.

(A Pre-exploration Stage Company)

INTERIM FINANCIAL STATEMENTS

March 31, 2002 and December 31, 2001

(Stated in US Dollars)

(Unaudited)

LENNOC VENTURES, INC.
(A Pre-exploration Stage Company)

INTERIM BALANCE SHEETS

March 31, 2002 and December 31, 2001

(Stated in US Dollars)

(Unaudited)

	March 31, 2002	December 31, 2001
ASSETS
Current
Cash	$13,121	$116
Prepaid expenses	200	200
Advance receivable	335	—

	$13,656	$316

LIABILITIES
Current
Accounts payable	$1,000	$19,326
Due to shareholder	—	5,164

	1,000	24,490

STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, $0.001 par value 1,000,000 shares authorized, none outstanding
Common stock, $0.001 par value 50,000,000 shares authorized 1,000,000 shares outstanding	25,000	25,000
Shares subscribed	45,500	—
Deficit accumulated during the pre-exploration stage	(57,844)	(49,174)

	12,656	(24,174)

	$13,656	$316

SEE ACCOMPANYING NOTES

LENNOC VENTURES, INC.
(A Pre-exploration Stage Company)

INTERIM STATEMENTS OF OPERATIONS

for the three month periods ended March 31, 2002 and 2001
and for the period November 17, 2000 (Date of Incorporation) to March 31, 2002

(Stated in US Dollars)

(Unaudited)

	Three months ended March 31,		November 17, 2000 (Date of Incorporation) to March 31, 2002
	2002	2001
Expenses
Accounting and audit fees	$1,000	$1,640	$9,202
Bank charges	56	47	197
Legal fees	2,500	10,000	29,656
Management fees	4,500	4,000	9,500
Mineral property acquisition and exploration costs	500	5,000	7,200
Office supplies	114	—	479
Transfer agent fees	—	689	1,610

Net loss for the period	$(8,670)	$(21,376)	$57,844

Loss per share	$0.01	$0.02

Weighted average number of shares outstanding	1,000,000	1,000,000

SEE ACCOMPANYING NOTES

LENNOC VENTURES, INC.
(A Pre-exploration Stage Company)

INTERIM STATEMENTS OF CASH FLOWS

for the three month periods ended March 31, 2002 and 2001
and for the period November 17, 2000 (Date of Incorporation) to March 31, 2002

(Stated in US Dollars)

(Unaudited)

	Three months ended March 31,
			November 17, 2000 (Date of Incorporation) to March 31, 2002
	2002	2001
Cash Flows from Operating Activities
Net loss for the period	$(8,670)	$(21,376)	$(57,844)
Changes in non-cash working capital balances:
Prepaid expenses	—	(1,200)	(200)
Accounts payable	(18,326)	1,040	6,164
Advance receivable	(335)	—	(335)

	(27,331)	(21,536)	(52,215)

Cash Flows from Investing Activities
Advance on resource property	—	5,000	—
Decrease in due to a related party	(5,164)		(5,164)

	(5,164)	5,000	(5,164)

Cash Flows from Financing Activities
Capital stock issued	—	—	25,000
Capital stock subscribed	45,500	—	45,500

	45,500	—	70,500

Increase (decrease) in cash during the period	13,005	(16,536)	13,121
Cash, beginning of the period	116	18,070	—

Cash, end of the period	$13,121	$1,534	$13,121

SEE ACCOMPANYING NOTES

LENNOC VENTURES, INC.
(A Pre-exploration Stage Company)

INTERIM STATEMENT OF STOCKHOLDERS' DEFICENCY

for the period November 17, 2000 (Date of Incorporation) to March 31, 2002

(Stated in US Dollars)

(Unaudited)

	Common Shares				Deficit Accumulated During the Pre-exploration Stage
			Shares Subscribed	Additional Paid-in Capital
	Number	Par Value				Total
Capital stock issued pursuant to an offering memorandum for cash—at $0.025	1,000,000	$1,000	$—	$24,000	$—	$25,000
Net loss for the period	—	—	—	—	(3,450)	(3,450)

Balance, December 31, 2000	1,000,000	1,000	—	24,000	(3,450)	21,550
Net loss for the year	—	—	—	—	(45,724)	(45,724)

Balance, December 31, 2001	1,000,000	1,000	—	24,000	(49,174)	(24,174)
Shares subscriptions	—	—	45,500	—	—	45,000
Net loss for the period	—	—	—	—	(8,670)	(8,670)

Balance, March 31, 2002	1,000,000	$1,000	$45,500	$24,000	$(57,844)	$12,656

SEE ACCOMPANYING NOTES

LENNOC VENTURES, INC.
(A Pre-exploration Stage Company)

NOTES TO THE INTERIM FINANCIAL STATEMENTS

March 31, 2002 and December 31, 2001

(Stated in US Dollars)

(Unaudited)

Note 1 Interim Reporting

        While the information presented in the accompanying interim three months financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the company's December 31, 2001 annual financial statements.

Note 2 Commitments

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

  •
  $1,500 upon execution (paid);

  •
  $500 on or before February 1, 2002 (paid);

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

Note 3 Subsequent Events

        On April 1, 2002, the Company offered a prospectus initial public offering to issue up to 5,000,000 common shares at $0.05 per share for proceeds of $250,000. This offering is subject to regulatory approval and closed on April 15, 2002. As at March 31, 2002, the Company received $45,500 as subscriptions for this offering.

QuickLinks

PART I
PART II. OTHER INFORMATION
SIGNATURE
LENNOC VENTURES, INC. (A Pre-exploration Stage Company) INTERIM BALANCE SHEETS March 31, 2002 and December 31, 2001 (Stated in US Dollars) (Unaudited)
LENNOC VENTURES, INC. (A Pre-exploration Stage Company) INTERIM STATEMENTS OF OPERATIONS for the three month periods ended March 31, 2002 and 2001 and for the period November 17, 2000 (Date of Incorporation) to March 31, 2002 (Stated in US Dollars) (Unaudited)
LENNOC VENTURES, INC. (A Pre-exploration Stage Company) INTERIM STATEMENTS OF CASH FLOWS for the three month periods ended March 31, 2002 and 2001 and for the period November 17, 2000 (Date of Incorporation) to March 31, 2002 (Stated in US Dollars) (Unaudited)
LENNOC VENTURES, INC. (A Pre-exploration Stage Company) INTERIM STATEMENT OF STOCKHOLDERS' DEFICENCY for the period November 17, 2000 (Date of Incorporation) to March 31, 2002 (Stated in US Dollars) (Unaudited)
LENNOC VENTURES, INC. (A Pre-exploration Stage Company) NOTES TO THE INTERIM FINANCIAL STATEMENTS March 31, 2002 and December 31, 2001 (Stated in US Dollars) (Unaudited)