Form 10QSB
period 2001-09-30
LENNOC VENTURES INC
filed 2002-06-26
CIK 1130131

QuickLinks -- Click here to rapidly navigate through this document

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

Quarterly Report Under
the Securities Exchange Act of 1934

For Quarter Ended: September 30, 2001

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

PART I

ITEM 1.    FINANCIAL STATEMENTS.

        The unaudited financial statements for the three-month period ended September 30, 2001 are attached hereto.

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

        Under the terms of the lease, Lennoc is granted an option to purchase the property on which the mining claims are located for $1,000,000, less any royalties paid. Lennoc is also obligated to pay a minimum annual royalty as follows, of which the first payment of $1,500 has already been made:

Anniversary Date	Amount
January 8, 2001	$1,500.00
January 8, 2002	$3,000.00
January 8, 2003	$6,000.00
January 8, 2004	$9,000.00
January 8, 2005 & thereafter	$12,000.00

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

        Our public offering will only be sufficient to fund phase one and phase two. We estimate the cost of each phase will be as follows:

PHASE I
(a)	COMPILATION
	Geologist @$300.00/day—10 days	$3,000.00
	Expenses:
	Travel	$1,000.00
	Motel	$700.00
	Printing, report etc	$1,000.00
	Maps etc	$500.00
		$6,200.00
(b)	GEOCHEMICAL SAMPLING PROGRAM
	Geologist @$300.00/day—30 days	$9,000.00
	Sample crew @$400.00/day—10 days	$4,000.00
	Assays 250 × $30.00	$7,500.00
	Support, Shipping, Supplies Vehicle, Motel, Meals	$2,500.00
		$23,000.00
(c)	SAND PASS DRILLING
	Drilling 1000' @$12.00/ft)	$12,000.00
	Geologist	$2,500.00
	Permits and Bond	$5,000.00
	Support	$1,200.00
	Water & pad	$2,000.00
	Supplies, assays & shipping	$5,000.00
	Cuttings haulage & storage	$1,500.00
	Reclamation	$1,000.00
		$30,200.00
(d)	REPORT PHASE I
	Geologist (5 days @$250.00/day)	$1,250.00
	Drafting	$600.00
	Printing & distribution	$120.00
		$1,970.00
	Subtotal	$61,370.00
	5% contingency	$3,068.50
	TOTAL	$64,438.50
PHASE II—CONTINGENT UPON SUCCESS OF PHASE I
(a)	SAND PASS DRILLING
	Drilling 5000' @$12.00/ft)	$60,000.00

	Geologist	$2,500.00
	Permits and Bond	$5,000.00
	Support	$1,200.00
	Water & pad	$2,000.00
	Supplies, assays & shipping	$7,000.00
	Cuttings haulage & storage	$1,500.00
	Reclamation	$1,000.00
		$88,200.00
(b)	CONTINUATION OF GEOCHEMICAL PROGRAM
	GRIDDING & SAMPLE COLLECTION	$3,200.00
	Geologist (mapping, supervision)	$2,500.00
	Geochemical soils (300 × $30.00)	$9,000.00
	Interim report (draft)	$1,500.00
	Survey drill locations	$1,000.00
	Geologist (10 × $300.00)	$3,000.00
	Support	$1,200.00
	Reclamation	$3,000.00
		$24,400.00
(c)	REPORT PHASE II	$3,000.00
		$3,000.00
	Sub Total	$115,600.00
	5% Contingency	$5,780.00
	TOTAL	$121,380.00
PHASE III—CONTINGENT UPON SUCCESS OF PHASE II
(a)	SAND PASS DRILLING
	Diamond drilling 2500 @$30.00/ft)	$75,000.00
	Complete support (@$20.00/ft)	$50,000.00
	Administration	$5,000.00
		$130,000.00
(b)	DRILLING
	Drilling (3500 @$12.00ft)	$42,000.00
	Complete support	$10,000.00
	Administration	$3,000.00
		$55,000.00
(c)	CONTINUED EXPLORATION SAND PASS AREA
	Gridding (6 × 200)	$1,200.00
	Geologic mapping (3 × $300.00)	$900.00
	Detailed rock chip sampling (5 × $300.00	$1,500.00
	Assay & shipping	$1,500.00

Support	$1,200.00
Report, drafting & field follow-up	$2,500.00
$8,800.00
Sub total	$193,800.00
5% contingency	$9,690.00
TOTAL	$203,490.00

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

Employees

        Initially, we intend to use the services of subcontractors for manual labor exploration work on our properties. Lennoc will consider hiring technical consultants as funds from this offering and additional offerings or revenues from operations in the future permit. At present, our only employee is Kenneth McAlpine.

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

        To meet our need for cash we are attempting to raise money from a public offering. There is no assurance that we will be able to raise enough money through this offering to stay in business. Whatever money we do raise will be applied first to exploration and then to development, if development is warranted. If we do not raise all of the money we need from this offering, we will have to find alternative sources, like a second public offering, a private placement of securities, or loans from our officers or others. time. At the present time, we have not made any arrangements to raise additional cash, other than through our public offering. If we need additional cash and cannot raise it, we will either have to suspend operations until we do raise the cash, or cease operations entirely.

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

        Lennoc's plan of operations for the next twelve months is to at a minimum undertake phase one and two of the drilling and exploration program. Phase one will cost approximately $64,438 and phase two will cost approximately $121,380. This offering will only be sufficient to fund phase one and two. If we determine to proceed with phase three, the estimated cost will be $203,490 which will have to be raised in an additional offering.

        We cannot complete phase one unless at least 50% of the public offering is sold. The total cost of phase two is estimated to be $203,490 and therefore cannot be completed unless more than 75% of the offering is sold. We have no plan to engage in any alternative business if Lennoc ceases or suspends operations as a result of not having enough money to complete any phase of the exploration program.

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

        Unless at least 50% of the offering is sold, we will not be able to complete phase one. Assuming sufficient funds are raised in this offering to complete phase one, we will be able evaluate within the next 12 months whether to proceed with phase two. Should we decide to proceed with phase two, we will not be able to complete it unless more than 75% of this offering is sold. If we determine to proceed to phase three, we will be required to raise approximately $250,000 in another equity offering in order to fund the additional exploration.

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

NAVIGATOR VENTURES, INC.

Dated: June 26, 2002	/s/ Kenneth McAlpine Kenneth McAlpine President

LENNOC VENTURES, INC.

(An Exploration Stage Company)

FINANCIAL STATEMENTS

September 30, 2001 and December 31, 2000

(Stated in US Dollars)

(Unaudited)

LENNOC VENTURES, INC.
(An Exploration Stage Company)
BALANCE SHEETS
September 30, 2001 and December 31, 2000
(Stated in US Dollars)
 (Unaudited)

	September 30, 2001	December 31, 2000
ASSETS
Current
Cash	$1,772	$18,070
Prepaid expenses	500	—

	2,272	18,070
Advance on resource property	—	5,000

	$2,272	$23,070

LIABILITIES
Current
Accounts payable	$15,803	$1,520
Due to shareholder	4,864	—

	20,667	1,520

STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, $0.001 par value 1,000,000 shares authorized, none outstanding
Common stock, $0.001 par value—Note 2 50,000,000 shares authorized 1,000,000 shares outstanding	25,000	25,000
Deficit accumulated during the exploration stage	(43,395)	(3,450)

	(18,395)	21,550

	$2,272	$23,070

SEE ACCOMPANYING NOTES.

LENNOC VENTURES, INC.
(An Exploration Stage Company)
STATEMENTS OF OPERATIONS
for the three and nine month periods ended September 30, 2001 and for the period November 17, 2000 (Date of Incorporation) to September 30, 2001
(Stated in US Dollars)
(Unaudited)

	Three months ended September 30, 2001	Nine months ended September 30, 2001	November 17, 2000 (Date of Incorporation) to September 30, 2001
Expenses
Accounting and audit fees	$639	$3,539	$5,039
Bank charges	19	102	120
Legal fees	14,114	24,114	25,046
Management fees	—	4,000	5,000
Office and miscellaneous	300	340	340
Resource property acquisition and exploration costs	1,700	6,700	6,700
Transfer agent fees	300	1,150	1,150

Net loss for the period	$17,072	$39,945	$43,395

Loss per share	$0.02	$0.04

Weighted average number of shares outstanding	1,000,000	1,000,000

SEE ACCOMPANYING NOTES.

LENNOC VENTURES, INC.
(An Exploration Stage Company)
STATEMENTS OF CASH FLOWS
for the nine month period ended September 30, 2001
and for the period November 17, 2000 (Date of Incorporation) to September 30, 2001
(Stated in US Dollars)
(Unaudited)

	Nine months ended September 30, 2001	November 17, 2000 (Date of Incorporation) to September 30, 2001
Cash Flows from Operating Activities
Net loss for the period	$(39,945)	$(43,395)
Changes in non-cash working capital balances related to operations
Prepaid expenses	(500)	(500)
Accounts payable	14,283	15,803
Due to shareholder	4,864	4,864

	(21,298)	(23,228)

Cash Flows from Financing Activity
Capital stock issued	—	25,000

Cash Flows from Investing Activity
Utilization of advance on resource property	5,000	—

Increase (decrease) in cash during the period	(16,298)	1,772
Cash, beginning of the period	18,070	—

Cash, end of the period	$1,772	$1,772

SEE ACCOMPANYING NOTES.

LENNOC VENTURES, INC.
(An Exploration Stage Company)
STATEMENT OF STOCKHOLDERS' DEFICENCY
for the period November 17, 2000 (Date of Incorporation) to September 30, 2001
(Stated in US Dollars)
(Unaudited)

				Deficit Accumulated During the Exploration Stage
	Common Shares
			Additional Paid-in Capital
	#	Par Value			Total
Capital stock issued pursuant to an offering memorandum for cash
—at $0.025	1,000,000	$1,000	$24,000	$—	$25,000
Net loss for the period	—	—	—	(3,450)	(3,450)

Balance, December 31, 2000	1,000,000	1,000	24,000	(3,450)	21,550
Net loss for the period	—	—	—	(39,945)	(39,945)

Balance, September 30, 2001	1,000,000	$1,000	$24,000	$(43,395)	$(18,395)

SEE ACCOMPANYING NOTES.

LENNOC VENTURES, INC.
(An Exploration Stage Company)
NOTES TO THE FINANCIAL STATEMENTS
September 30, 2001 and December 31, 2000
(Stated in US Dollars)
(Unaudited)

Note 1    Interim Reporting

  While the information presented in the accompanying interim nine months financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented. All adjustments are of a normal recurring nature. It is suggested that these financial statements be read in conjunction with the company's December 31, 2000 annual financial statements.

Note 2    Commitments

  a)
  Mining Lease

    By a lease and purchase option agreement dated January 8, 2001 the company was granted the exclusive right to purchase the Sand Pass resource property located in Juab County of the State of Utah for $1,000,000. This amount will be reduced by any amounts paid under the following minimum advance royalty payments:

    Minimum Advance Royalty Payments:

    The owner shall be paid a royalty of 3% of the net smelter returns from all production. In respect to this royalty, the company is required to pay minimum advance royalty payments of the following:

    •
    $1,500 upon execution (paid);

    •
    $3,000 on January 8, 2002;

    •
    $6,000 on January 8, 2003

    •
    $9,000 on January 8, 2004

    •
    $12,000 on January 8, 2005 and thereafter

    Performance Commitment:

    The company is required to pay all federal and state mining claim maintenance fees for any year in which this agreement is maintained in good standing after August 1. The company is required to perform reclamation work on the property as required by federal, state and local law for disturbances resulting from the company's activities on the property.

    The term of this lease is for 20 years with automatic extensions so long as minerals are being mined, processed and marketed by the company in commercially paying quantities.

    The advance on resource property of $5,000 as at December 31, 2000 was applied $1,500 to the initial royalty payment and the balance of $3,500 to exploration expenses.

  (b)
  Initial Public Offering

    The company has filed a SB-2 registration statement, which includes an initial public offering of 5,000,000 common shares at $0.05 per share. This offering is subject to regulatory approval. This offering will remain open until December 1, 2001.

QuickLinks

PART I
PART II. OTHER INFORMATION
SIGNATURE
LENNOC VENTURES, INC. (An Exploration Stage Company) FINANCIAL STATEMENTS September 30, 2001 and December 31, 2000 (Stated in US Dollars) (Unaudited)
LENNOC VENTURES, INC. (An Exploration Stage Company) BALANCE SHEETS September 30, 2001 and December 31, 2000 (Stated in US Dollars) (Unaudited)
LENNOC VENTURES, INC. (An Exploration Stage Company) STATEMENTS OF OPERATIONS for the three and nine month periods ended September 30, 2001 and for the period November 17, 2000 (Date of Incorporation) to September 30, 2001 (Stated in US Dollars) (Unaudited)
LENNOC VENTURES, INC. (An Exploration Stage Company) STATEMENTS OF CASH FLOWS for the nine month period ended September 30, 2001 and for the period November 17, 2000 (Date of Incorporation) to September 30, 2001 (Stated in US Dollars) (Unaudited)
LENNOC VENTURES, INC. (An Exploration Stage Company) STATEMENT OF STOCKHOLDERS' DEFICENCY for the period November 17, 2000 (Date of Incorporation) to September 30, 2001 (Stated in US Dollars) (Unaudited)
LENNOC VENTURES, INC. (An Exploration Stage Company) NOTES TO THE FINANCIAL STATEMENTS September 30, 2001 and December 31, 2000 (Stated in US Dollars) (Unaudited)