Form 10QSB
period 2002-06-30
LENNOC VENTURES INC
filed 2002-08-15
CIK 1130131

U.S.  SECURITIES  AND  EXCHANGE  COMMISSION
                             WASHINGTON,  D.C.  20549


                                   FORM  10-QSB

                             Quarterly  Report  Under
                       the  Securities  Exchange  Act  of  1934

                        For  Quarter  Ended:  June  30,  2002

                            Commission  File  Number:

                             Lennoc  Ventures,  Inc.
                          ----------------------------
        (Exact  name  of  small  business  issuer  as  specified in its charter)

                                     Nevada
                                    --------
         (State  or  other  jurisdiction  of  incorporation  or  organization)

                                   98-0336674
                                   ----------
                        (IRS  Employer  Identification  No.)

                                 311 Tawny Road
                                Sarnia, Ontario
                                ----------------
                    (Address  of  principal  executive  offices)

                                      None
                            ------------------------
          (Former  name  or  former  address,  if  changed  since  last  report)

                                     N7S-5K1
                                      -----
                                   (Zip  Code)

                                 (519)  542-1229
                                 --------------
                           (Issuer's  Telephone  Number)


Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes  __X__  No  ____.

The number of shares of the registrant's only class of common stock issued and outstanding, as of June 30, 2002 was 1,000,000 common shares.

                                     PART  I


ITEM  1.  FINANCIAL  STATEMENTS.

     The unaudited financial statements for the three-month period ended June 30, 2002 are attached hereto.

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

     Under the terms of the lease, Lennoc is granted an option to purchase the property on which the mining claims are located for $1,000,000, less any royalties paid. Lennoc is also obligated to pay a minimum annual royalty as follows, of which the first payment of $1,500 has already been made:

           Anniversary  Date                     Amount
           January  8,  2001                  $  1,500.00
           January  8,  2002                  $  3,000.00
           January  8,  2003                  $  6,000.00
           January  8,  2004                  $  9,000.00
           January  8,  2005  &  thereafter   $ 12,000.00

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

         Our public offering will only be sufficient to fund phase one and phase two. We estimate the cost of each phase will be as follows:

PHASE  I

(a)      COMPILATION

         Geologist  @$300.00/day  -  10  days            $  3,000.00
         Expenses:
                  Travel                                 $  1,000.00
                  Motel                                  $    700.00
                  Printing,  report  etc                 $  1,000.00
                  Maps  etc                              $    500.00

                                                           $6,200.00
(b)      GEOCHEMICAL  SAMPLING  PROGRAM

         Geologist  @$300.00/day  -  30  days            $  9,000.00
         Sample  crew  @$400.00/day-10  days             $  4,000.00
         Assays    250  x  $30.00                        $  7,500.00
         Support,  Shipping,  Supplies
                  Vehicle,  Motel,  Meals                $  2,500.00

                                                          $23,000.00

(c)      SAND  PASS  DRILLING

         Drilling  1000'  @$12.00/ft)                  $  12,000.00
         Geologist                                     $   2,500.00
         Permits  and  Bon d                           $   5,000.00
         Support                                       $   1,200.00
         Water  &  pad                                 $   2,000.00
         Supplies,  assays  &  shipping                $   5,000.00
         Cuttings  haulage  &  storage                 $   1,500.00
         Reclamation                                   $   1,000.00
                                                       $  30,200.00

 (d)     REPORT  PHASE  I
         Geologist  (5  days  @$250.00/day)            $   1,250.00
         Drafting                                      $     600.00
         Printing  &  distribution                     $     120.00

                                                       $   1,970.00

                                   Subtotal            $  61,370.00
                                   5%  contingency     $   3,068.50

                          TOTAL                        $  64,438.50

PHASE  II  -  CONTINGENT  UPON  SUCCESS  OF  PHASE  I

(a)      SAND  PASS  DRILLING

         Drilling  5000'  @$12.00/ft)                  $  60,000.00
         Geologist                                     $   2,500.00
         Permits  and  Bond                            $   5,000.00
         Support                                       $   1,200.00
         Water  &  pad                                 $   2,000.00
         Supplies,  assays  &  shipping                $   7,000.00
         Cuttings  haulage  &  storage                 $   1,500.00
         Reclamation                                   $   1,000.00
                                                       $  88,200.00

(b)      CONTINUATION  OF  GEOCHEMCIAL  PROGRAM

         GRIDDING  &  SAMPLE  COLLECTION               $   3,200.00
         Geologist  (mapping,  supervision)            $   2,500.00
         Geochemical  soils  (300  x  $30.00)          $   9,000.00
         Interim  report  (draft)                      $   1,500.00
         Survey  drill  locations                      $   1,000.00
         Geologist  (10  x  $300.00)                   $   3,000.00
         Support                                       $   1,200.00
         Reclamation                                   $   3,000.00
                                                       $  24,400.00

(c)      REPORT  PHASE  II                             $   3,000.00
                                                       $   3,000.00

                      Sub  Total                       $ 115,600.00
                      5% Contingency                   $   5,780.00

                      TOTAL                            $ 121,380.00

PHASE  III  -  CONTINGENT  UPON  SUCCESS  OF  PHASE  II

(a)      SAND  PASS  DRILLING

         Diamond  drilling  2500  @$30.00/ft)           $ 75,000.00
         Complete  support  (@$20.00/ft)                $ 50,000.00
         Administration                                 $  5,000.00
                                                        $130,000.00

(b)      DRILLING

         Drilling  (3500  @$12.00ft)                    $ 42,000.00
         Complete  support                              $ 10,000.00
         Administration                                 $  3,000.00

                                                        $ 55,000.00

(c)      CONTINUED  EXPLORATION  SAND  PASS  AREA

         Gridding  (6  x  200)                          $  1,200.00
         Geologic  mapping  (3  x  $300.00)             $    900.00
         Detailed  rock  chip  sampling  (5  x  $300.00 $  1,500.00
         Assay  &  shipping                             $  1,500.00
         Support                                        $  1,200.00
         Report  ,  drafting  &  field  follow-up       $  2,500.00

                                                        $  8,800.00

                                    Sub  total          $193,800.00
                                    5% contingency      $  9,690.00
                                    TOTAL               $203,490.00

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

Results  of  Operations

From  Inception  on  November  17,  2000

         We just recently acquired our first unpatented lode mineral claims. At this time we have not yet commenced the research and/or exploration stage of our mining operations on that property. As of June 30, 2002 we had accumulated a deficit of $57,844.

Plan  of  Operations

         Since inception, we have used our common stock to raise money for our property acquisition and for corporate expenses. Net cash provided by financing activities from inception on November 17, 2000 to June 30, 2002 was $70,500 as a result of proceeds received from our president and sole director and our public offering. Our business activities to date have been restricted to obtaining a mining engineer's report, a mining lease and preparing a public offering.

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

ITEM  2.  CHANGES  IN  SECURITIES  -  NONE

ITEM  3.  DEFAULTS  UPON  SENIOR  SECURITIES  -  NONE

ITEM  4.  SUBMISSION  OF  MATTERS  TO  A  VOTE  OF  SECURITY  HOLDERS  -

          NONE

ITEM  5.  OTHER  INFORMATION  -  NONE

ITEM  6.  EXHIBITS  AND  REPORTS  ON  FORM  8-K  -

     (a)  Exhibits  -  NONE

     (b)  Reports  on  Form  8-K  -  NONE


                                    SIGNATURE

In accordance with the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            NAVIGATOR VENTURES, INC.

Dated:  August  14,  2002                         /s/  Kenneth  McAlpine
                                                  Kenneth  McAlpine
                                                  President

                              LENNOC VENTURES, INC.
                        (A Pre-exploration Stage Company)
                             INTERIM BALANCE SHEETS
                       June 30, 2002 and December 31, 2001
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------

                                                        June 30,     December 31,
                             ASSETS                       2002           2001
                            --------                   -----------  --------------
Current
 Cash                                                  $   37,833   $         116
 Prepaid expenses                                               -             200
 Advance receivable                                           335               -
                                                       -----------  --------------
                                                       $   38,168   $         316
                                                       ===========  ==============
                          LIABILITIES
                         ------------
Current
 Accounts payable                                      $    4,979   $      19,326
 Due to a related party                                         -           5,164
                                                       -----------  --------------

                                                            4,979          24,490

STOCKHOLDERS' EQUITY (DEFICIENCY)
-----------------------------------------------------
Preferred stock, $0.001 par value
 1,000,000 shares authorized, none outstanding
Common stock, $0.001 par value
 50,000,000 shares authorized
 2,465,000 shares outstanding                               2,465           1,000
Additional paid-in capital                                 95,785          24,000
Deficit accumulated during the pre-exploration stage    (  65,061)      (  49,174)
                                                       -----------  --------------
                                                           33,189       (  24,174)
                                                       -----------  --------------
                                                       $   38,168   $         316
                                                       ===========  ==============

                             SEE ACCOMPANYING NOTES

                              LENNOC VENTURES, INC.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
            for the three and six months ended June 30, 2002 and 2001
  and for the period November 17, 2000 (Date of Incorporation) to June 30, 2002
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------

                                                                                                        November 17,
                                                                                                           2000
                                                                                                         (Date of
                                                                                                       Incorporation)
                                                    Three months ended June 30 Six months ended June 30, to June 30,
                                                        2002         2001         2002         2001         2002
                                                     -----------  -----------  -----------  -----------  -----------
Expenses
 Accounting and audit fees                           $    2,616   $    1,260   $    3,616   $    2,900   $   11,818
 Bank charges                                                45           26          101           83          242
 Legal fees                                                 770            -        3,270       10,000       30,426
 Management fees                                          3,000            -        7,500        4,000       12,500

 Mineral property acquisition  and exploration costs          -            -          500        5,000        7,200
 Office supplies                                             56           40          170           40          535
 Transfer agent fees                                        730          161          730          850        2,340
                                                     -----------  -----------  -----------  -----------  -----------

Net loss for the period                              $ (  7,217)  $ (  1,487)  $(  15,887)  $(  22,873)  $(  65,061)
                                                     ===========  ===========  ===========  ===========  ===========
Loss per share                                       $  (  0.01)  $  (  0.00)  $  (  0.01)  $  (  0.02)
                                                     ===========  ===========  ===========  ===========

Weighted average number of  shares outstanding        1,000,000    1,000,000    1,428,978    1,000,000
                                                     ===========  ===========  ===========  ===========

SEE ACCOMPANYING NOTES

                              LENNOC VENTURES, INC.
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
                 for the six months ended June 30, 2002 and 2001
  and for the period November 17, 2000 (Date of Incorporation) to June 30, 2002
                              (Stated in US Dollars)
                                   (Unaudited)
                                    ---------

                                                                             November 17,
                                                                                2000
                                                                            (Date of Incor-
                                                                              poration) to
                                                    Six months ended June 30,   June 30,
                                                       2002         2001         2002
                                                    -----------  -----------  -----------
Cash Flows from Operating Activities
 Net loss for the period                             $  (15,887)  $  (22,873)  $  (65,061)

Changes in non-cash working capital balances:
 Prepaid expenses                                           200         (800)           -
 Advance receivable                                        (335)       1,514         (335)
 Accounts payable                                       (14,347)        (470)       4,979
 Decrease in due to a related party                      (5,164)           -            -
                                                    -----------  -----------  -----------

                                                        (35,533)     (22,629)     (60,417)
                                                    -----------  -----------  -----------

Cash Flows from Investing Activity
 Advance on resource property                                 -        5,000            -
                                                    -----------  -----------  -----------

Cash Flows from Financing Activity
 Capital stock issued                                    73,250            -       98,250
                                                    -----------  -----------  -----------

Increase (decrease) in cash during the period            37,717      (17,629)      37,833

Cash, beginning of the period                               116       18,070            -
                                                    -----------  -----------  -----------

Cash, end of the period                              $   37,833   $      441   $   37,833
                                                    ===========  ===========  ===========
Supplementary disclosure of  cash flow information
 Cash paid for:
 Interest                                            $        -   $        -   $        -
                                                    ===========  ===========  ===========

 Income taxes                                        $        -   $        -   $        -
                                                    ===========  ===========  ===========

SEE ACCOMPANYING NOTES

                              LENNOC VENTURES, INC.
                        (A Pre-exploration Stage Company)
              INTERIM STATEMENT OF STOCKHOLDERS' EQUITY (DEFICENCY)
    for the period November 17, 2000 (Date of Incorporation) to June 30, 2002
                              (Stated in US Dollars)
                                   (Unaudited)
                                    ---------

                                                                    Deficit
                                                                  Accumulated
                                                      Additional  During the Pre-
                                    Common Shares       Paid-in   exploration
                                  Number    Par Value   Capital      Stage        Total
                                 ---------  ----------  --------  -----------  -----------
Capital stock issued pursuant
 to an offering memorandum
 for cash   - at $0.025          1,000,000  $    1,000  $ 24,000  $        -   $   25,000

Net loss for the period                  -           -         -      (3,450)      (3,450)
                                 ---------  ----------  --------  -----------  -----------

Balance, December 31, 2000       1,000,000       1,000    24,000      (3,450)      21,550
Net loss for the year                    -           -         -     (45,724)     (45,724)
                                 ---------  ----------  --------  -----------  -----------

Balance, December 31, 2001       1,000,000       1,000    24,000     (49,174)     (24,174)
Capital stock issued pursuant
  to an initial public offering
  - at $0.005                    1,465,000       1,465    71,785           -       73,250
Net loss for the period                  -           -         -     (15,887)     (15,887)
                                 ---------  ----------  --------  -----------  -----------

Balance, June 30, 2002           2,465,000  $    2,465  $ 95,785  $  (65,061)  $   33,189
                                 =========  ==========  ========  ===========  ===========

SEE ACCOMPANYING NOTES

                              LENNOC VENTURES, INC.
                        (A Pre-exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                       June 30, 2002 and December 31, 2001
                             (Stated in US Dollars)
                                   (Unaudited)
                                    ---------

Note  1     Interim  Reporting
            ------------------

While the information presented in the accompanying interim six months financial statements is unaudited, it includes all adjustments which are, in the opinion of management, necessary to present fairly the financial position, results of operations and cash flows for the interim period presented. All adjustments are of a normal recurring nature. It is suggested that these interim financial statements be read in conjunction with the company's December 31, 2001 annual financial statements.

Note  2     Continuance  of  Operations
            ---------------------------
The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As at June 30, 2002, the Company has accumulated losses of $65,061 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

Note  3     Commitments
            -----------
Mining  Lease

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

Minimum  Advance  Royalty  Payments:

The owner shall be paid a royalty of 3% of the net smelter returns from all production. In respect to this royalty, the Company is required to pay minimum advance royalty payments of the following:

-     $1,500  upon  execution  (paid);

-     $500  on  or  before  February  1,  2002  (paid);

-     $2,000  on  or  before  September  7,  2002;

-     $6,000  on  or  before  January  8,  2003;

-     $9,000  on  or  before  January  8,  2004;  and

-     $12,000  on  or  before  January  8,  2005  and  thereafter.

Lennoc  Ventures,  Inc.
(A  Pre-exploration  Stage  Company)
Notes  to  he  Interim  Financial  Statements
June  30,  2002  and  December  31,  2001
(Stated  in  US  Dollars)
(Unaudited)  -  Page  2
 ---------


Note  3     Commitments  -  (cont'd)
            -----------

Mining  Lease  -  (cont'd)

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