Form 10QSB
period 2002-09-30
WIRELESS AGE COMMUNICATIONS INC
filed 2002-11-15
CIK 1130131

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   FORM 10-QSB

                             Quarterly Report Under
                       the Securities Exchange Act of 1934

                      For Quarter Ended: September 30, 2002

                        Commission File Number: 001-31338

                        Wireless Age Communications, Inc.

                        (formerly Lennoc Ventures, Inc.)
                          ----------------------------
        (Exact name of small business issuer as specified in its charter)

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

The number of shares of the registrant's only class of common stock issued and outstanding, as of June 30, 2002 was 12.325,000 common shares.



                                     PART I


ITEM 1. FINANCIAL STATEMENTS.

     The unaudited financial statements for the three-month period ended September 30, 2002 are attached hereto.

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

         Under the terms of the lease, Lennoc is granted an option to purchase the property on which the mining claims are located for $1,000,000, less any royalties paid. Lennoc is also obligated to pay a minimum annual royalty as follows, of which the first payment of $1,500 has already been made:

              Anniversary Date                Amount
           January 8, 2001                  $ 1,500.00
           January 8, 2002                  $ 3,000.00
           January 8, 2003                  $ 6,000.00
           January 8, 2004                  $ 9,000.00
           January 8, 2005 & thereafter     $12,000.00

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

         Our public offering will only be sufficient to fund phase one and phase two. We estimate the cost of each phase will be as follows:

PHASE I

(a)      COMPILATION

         Geologist @$300.00/day - 10 days            $  3,000.00
         Expenses:
                  Travel                             $  1,000.00
                  Motel                              $    700.00
                  Printing, report etc               $  1,000.00
                  Maps etc                           $    500.00

                                                     $6,200.00
(b)      GEOCHEMICAL SAMPLING PROGRAM

         Geologist @$300.00/day - 30 days            $  9,000.00
         Sample crew @$400.00/day-10 days            $  4,000.00
         Assays    250 x $30.00                      $  7,500.00
         Support, Shipping, Supplies
                  Vehicle, Motel, Meals              $  2,500.00


                                   $23,000.00

(c)      SAND PASS DRILLING

         Drilling 1000' @$12.00/ft)                  $ 12,000.00
         Geologist                                   $  2,500.00
         Permits and Bond                            $  5,000.00
         Support                                     $  1,200.00
         Water & pad                                 $  2,000.00
         Supplies, assays & shipping                 $  5,000.00
         Cuttings haulage & storage                  $  1,500.00
         Reclamation                                 $  1,000.00
                                   $ 30,200.00

 (d)     REPORT  PHASE I
         Geologist (5 days @$250.00/day)             $  1,250.00
         Drafting                                    $    600.00
         Printing & distribution                     $    120.00

                                   $ 1,970.00


                                   Subtotal          $ 61,370.00
                                   5% contingency    $  3,068.50

                          TOTAL                      $ 64,438.50

PHASE II - CONTINGENT UPON SUCCESS OF PHASE I

(a)      SAND PASS DRILLING

         Drilling 5000' @$12.00/ft)                  $ 60,000.00
         Geologist                                   $  2,500.00
         Permits and Bond                            $  5,000.00
         Support                                     $  1,200.00
         Water & pad                                 $  2,000.00
         Supplies, assays & shipping                 $  7,000.00
         Cuttings haulage & storage                  $  1,500.00
         Reclamation                                 $  1,000.00
                                                     $ 88,200.00

(b)      CONTINUATION OF GEOCHEMCIAL PROGRAM

         GRIDDING & SAMPLE COLLECTION                $  3,200.00
         Geologist (mapping, supervision)            $  2,500.00
         Geochemical soils (300 x $30.00)            $  9,000.00
         Interim report (draft)                      $  1,500.00
         Survey drill locations                      $  1,000.00
         Geologist (10 x $300.00)                    $  3,000.00
         Support                                     $  1,200.00
         Reclamation                                 $  3,000.00
                                                     $ 24,400.00

(c)      REPORT PHASE II                             $  3,000.00
                                                     $  3,000.00

     Sub Total $115,600.00 5% Contingency $ 5,780.00

                                   TOTAL             $121,380.00


PHASE III - CONTINGENT UPON SUCCESS OF PHASE II

(a)      SAND PASS DRILLING

         Diamond drilling 2500 @$30.00/ft)           $75,000.00
         Complete support (@$20.00/ft)               $50,000.00
         Administration                              $ 5,000.00
                                                    $130,000.00

(b)      DRILLING

         Drilling (3500 @$12.00ft)                   $42,000.00
         Complete support                            $10,000.00
         Administration                              $ 3,000.00

                                                     $ 55,000.00

(c)      CONTINUED EXPLORATION SAND PASS AREA

         Gridding (6 x 200)                          $  1,200.00
         Geologic mapping (3 x $300.00)              $    900.00
         Detailed rock chip sampling (5 x $300.00    $  1,500.00
         Assay & shipping                            $  1,500.00
         Support                                     $  1,200.00
         Report , drafting & field follow-up         $  2,500.00

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

Results of Operations

From Inception on November 17, 2000

         We just recently acquired our first unpatented lode mineral claims. At this time we have not yet commenced the research and/or exploration stage of our mining operations on that property. As of September 30, 2002 we had accumulated a deficit of $70,506.

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

ITEM 3. CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Exchange Act, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures within the 90 days prior to the filing date of this report. This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Company's Chief Financial Officer. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective. There have been no significant changes in the Company's internal controls or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.


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

     (a) Exhibits - 99.1

     (b)  Reports  on Form 8-K - November 1, 2002


                                    SIGNATURE

In accordance with the requirements of the Securities and Exchange Act of 1934, as amended, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            NAVIGATOR VENTURES, INC.

Dated: November 15, 2002
/s/ Kenneth McAlpine
Kenneth McAlpine
President


                                 CERTIFICATIONS*


I, Kenneth McAlpine, certify that;

     1. I have reviewed this quarterly report on Form10-QSB of Wireless Age Communications, Inc. (formerly Lennoc Ventures, Inc.)

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other facts that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 15, 2002

/s/ Kenneth McAlpine
Kenneth McAlpine, Chief Executive Officer


*Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.



Exhibit 99.1
                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
                           AND CHIEF FINANCIAL OFFICER
                       PURSUANT TO 18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002


     I, Kenneth McAlpine, Chief Executive Officer and Chief Financial Officer, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that the Quarterly Report on Form 10-QSB of Wireless Age Communications, Inc. (formerly Lennoc Ventures, Inc.) for the quarterly period ended September 30, 2002 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in the Quarterly Report on Form 10-QSB fairly presents in all material respects the financial condition and results of operations of
Wireless  Age  Communications,   Inc.  (formerly  Lennoc  Ventures,   Inc.)

By:
/s/Kenneth  McAlpine
Kenneth McAlpine Chief Executive  Officer &
Chief Financial Officer
Date: November 15, 2002




                        WIRELESS AGE COMMUNICATIONS, INC.
                        (formerly Lennoc Ventures, Inc.)
                        (A Pre-exploration Stage Company)
                             INTERIM BALANCE SHEETS
                    September 30, 2002 and December 31, 2001
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                               (Unaudited)          (Audited)
                                                                              September 30,       December 31,
                                                     ASSETS                        2002               2001
                                                     ------                        ----               ----
Current
   Cash                                                                      $        32,103     $           116
   Prepaid expenses                                                                        -                 200
   Advance receivable                                                                    336                   -

                                                                             $        32,439     $           316


                                                   LIABILITIES
Current
   Accounts payable                                                          $         4,749     $        19,326
   Due to a related party                                                                  -               5,164

                                                                                       4,749              24,490


                                        STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, $0.001 par value
     10,000,000 shares authorized, none outstanding
Common stock, $0.001 par value
    100,000,000 shares authorized
     12,325,000 shares outstanding                                                    12,235               5,000
Additional paid-in capital                                                            86,015              20,000
Deficit accumulated during the pre-exploration stage                            (     70,560)       (     49,174)

                                                                                      27,690        (     24,174)
                                                                            ,
                                                                                ------------
                                                                             $        32,439     $           316





                        WIRELESS AGE COMMUNICATIONS, INC.
                        (formerly Lennoc Ventures, Inc.)
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF OPERATIONS
                       for the three and nine months ended
                 September 30, 2002 and 2001 and for the period
                  November 17, 2000 (Date of Incorporation) to
                               September 30, 2002
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                                                             November 17,
                                                                                                                 2000
                                                                                                            (Date of Incor-
                                             Three months ended                 Nine months ended            poration) to
                                               September 30,                      September 30,              September 30,
                                           2002             2001              2002             2001              2002
                                           ----             ----              ----             ----              ----
Expenses
   Accounting and audit fees          $          958   $          639    $        4,574   $        3,539    $       12,776
   Bank charges                                   21               19               122              102               263
   Legal fees                                  1,975           14,114             5,245           24,114            32,401
   Management fees                             2,500                -            10,000            4,000            15,000
   Mineral property acquisition
    and exploration costs                          -            1,700               500            6,700             7,200
   Office supplies                                 -              300               170              340               535
   Transfer agent fees                            45              300               775            1,150             2,385

Net loss for the period               $  (     5,499)  $  (    17,072)   $  (    21,386)  $  (    39,945)   $ (     70,560)

Loss per share                        $  (     0.00)   $  (     0.00)    $  (     0.00)   $  (     0.01)

Weighted average number of
 shares outstanding                       12,325,000        5,000,000         7,144,890        5,000,000





                        WIRELESS AGE COMMUNICATIONS, INC.
                        (formerly Lennoc Ventures, Inc.)
                        (A Pre-exploration Stage Company)
                        INTERIM STATEMENTS OF CASH FLOWS
                     for the nine months ended September 30,
               2002 and 2001 and for the period November 17, 2000
                  (Date of Incorporation) to September 30, 2002
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                                                     November 17,
                                                                                                         2000
                                                                                                   (Date of Incor-
                                                                       Nine months ended             poration) to
                                                                         September 30,              September 30,
                                                                     2002              2001              2002
                                                                     ----              ----              ----
Cash Flows from Operating Activities
   Net loss for the period                                      $  (    21,386)    $ (    39,945)   $ (      70,560)

   Changes in non-cash working capital balances:
     Prepaid expenses                                                      200       (       500)                 -
     Advance receivable                                            (       336)                -     (          336)
     Accounts payable                                              (    14,577)           14,283              4,749
     Increase (decrease) in due to a related party                 (     5,164)            4,864                  -

                                                                   (    41,263)      (    21,298)     (      66,147)

Cash Flows from Investing Activity
   Advance on resource property                                              -             5,000                  -

Cash Flows from Financing Activity
   Capital stock issued                                                 73,250                 -             98,250

Increase (decrease) in cash during the period                           31,987       (    16,298)            32,103

Cash, beginning of the period                                              116            18,070                  -

Cash, end of the period                                        $        32,103     $       1,772    $        32,103

Supplementary disclosure of cash flow information Cash paid for:
   Interest                                                    $             -     $           -    $           -

   Income taxes                                                $             -     $           -    $           -




                        WIRELESS AGE COMMUNICATIONS, INC.
                        (formerly Lennoc Ventures, Inc.)
                        (A Pre-exploration Stage Company)
                       INTERIM STATEMENT OF STOCKHOLDERS'
               EQUITY (DEFICENCY) for the period November 17, 2000
                  (Date of Incorporation) to September 30, 2002
                             (Stated in US Dollars)
                                   (Unaudited)


                                                                                      Deficit
                                                                                    Accumulated
                                                                   Additional     During the Pre-
                                            Common Shares            Paid-in        exploration
                                     ----------------------------
                                        Number       Par Value       Capital           Stage            Total

Capital stock issued pursuant
 to an offering memorandum
 for cash            - at $0.005         5,000,000 $       5,000 $      20,000       $          -   $      25,000

Net loss for the period                          -             -             -         (    3,450)     (    3,450)

Balance, December 31, 2000               5,000,000         5,000        20,000         (    3,450)         21,550
Net loss for the year                            -             -             -         (   45,724)     (   45,724)

Balance, December 31, 2001               5,000,000         5,000        20,000         (   49,174)     (   24,174)
Capital stock issued pursuant  to
an initial public offering
                       - at $0.01        7,325,000         7,235        66,015                  -          73,250
Net loss for the period                          -             -             -         (   21,386)     (   21,386)

Balance, September 30, 2002             12,325,000 $      12,235 $      86,015       $ (   70,560)  $      27,690


On October 8, 2002, the Company forward split its authorized and outstanding common shares on a five for one basis. In addition, the amount of consideration allocated to par value and additional paid in capital has been restated. The Company has restated this split on a retroactive basis.


                        WIRELESS AGE COMMUNICATIONS, INC.
                        (formerly Lennoc Ventures, Inc.)
                        (A Pre-exploration Stage Company)
                    NOTES TO THE INTERIM FINANCIAL STATEMENTS
                    September 30, 2002 and December 31, 2001
                             (Stated in US Dollars)
                                   (Unaudited)


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

Note 2        Continuance of Operations

              The financial statements have been prepared using generally accepted accounting principles in the United States of America applicable for a going concern which assumes that the Company will realize its assets and discharge its liabilities in the ordinary course of business. As at September 30, 2002, the Company has accumulated losses of $70,560 since its commencement. Its ability to continue as a going concern is dependent upon the ability of the Company to obtain the necessary financing to meet its obligations and pay its liabilities arising from normal business operations when they come due.

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

              On September 30, 2002 the agreement was in default in respect to unpaid royalty payments. Management of the Company has decided not to continue exploration of the property and is negotiating a formal termination of the lease.

Note 4        Subsequent Events

     i) On October 8, 2002, the Company forward split its common shares on the basis of 5 new common shares for 1 old common share. The Company has reflected this forward split retroactively. ii) By stock purchase agreements dated October 8, 2002, the Company agreed to acquire 88.5% of the issued and outstanding common shares of Wireless Age Communications Ltd. ("Wireless"), a Canadian corporation, by issuing 2,979,104 post split common shares of the Company and assuming notes payable of $775,000 (US$378,418). The Company then changed its name to Wireless Age Communications, Inc. The notes are payable in four monthly instalments commencing November 1, 2002 of CDN$13,542, twenty monthly instalments of CDN$26,042 commencing March 1, 2003 and sixteen monthly payments of CDN$12,500 commencing on November 30, 2003. These notes are non-interest bearing and are unsecured.