Form 10KSB
period 2002-12-31
WIRELESS AGE COMMUNICATIONS INC
filed 2003-04-15
CIK 1130131

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                   For the fiscal year ended December 31, 2002

                          Commission File No. 001-31242

                        WIRELESS AGE COMMUNICATIONS, INC.
                 (Name of small business issuer in its charter)

                                     Nevada
         (State or other jurisdiction of Incorporation or Organization)
                                   98-0336674
                    (I.R.S. Employer Identification Number)

                                1408 Broad Street
                          Regina, Saskatchewan, S4R 1Y8

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

                                   Yes y No o

       Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.


(Continued on Following Page)

       State the aggregate market value of the voting stock held by non-affiliates, computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days: $5.20 average bid and $5.50 average ask as of March 31, 2003. As of December 31, 2002 the total paid in capital was $287,612.

       State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 31, 2002 there were 15,304,105 shares of the Company's common stock issued and outstanding.

         State the issuer's revenues for its most recent fiscal year: $1,731,948 from October 8, 2002, the date of the acquisition of the Company's wireless business, through December 31, 2002. Prior to October 8, 2002 there were no revenues.

Documents Incorporated by Reference:

         Form 8-K filed on November 1, 2002

         Form 8-K filed on December 31, 2002

         Form 8-K filed on March 31, 2003

This Form 10-KSB consists of Forty Pages

Exhibit Index is located at Page IV-3



                               TABLE OF CONTENTS
                            FORM 10-KSB ANNUAL REPORT
                        WIRELESS AGE COMMUNICATIONS, INC.
                                                                                                                           Page
Facing Page
Index
PART I
Item 1.     Description of Business                                                                                           I-1
Item 2.     Description of Property                                                                                           I-3
Item 3.     Legal Proceedings                                                                                                 I-4
Item 4.     Submission of Matters to a Vote of Security Holders                                                               I-4
PART II
Item 5.     Market for the Registrant's Common Equity and Related Stockholder Matters                                         II-1
Item 6.     Management's Discussion and Analysis of Financial Condition and Results of Operations                             II-1
Item 7.     Financial Statements                                                                                          F-1-F-20
Item 8.     Changes in and Disagreements on Accounting and Financial Disclosure                                               II-4
PART III
Item 9.     Directors, Executive Officers, Promoters and Control Persons, Compliance with Section 16(a) of the Exchange Act  III-1
Item 10.    Executive Compensation                                                                                           III-2
Item 11.    Security Ownership of Certain Beneficial Owners and Management                                                   III-3
Item 12.    Certain Relationships and Related Transactions                                                                   III-3
PART IV
Item 13.    Exhibits and Reports on Form 8-K                                                                                 IV-1
SIGNATURES                                                                                                                   IV-2
EXHIBIT INDEX                                                                                                                IV-3


                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

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

History

Wireless Age Communications Inc. (the "Company" or "Wireless Age") through its 89% owned subsidiary, Wireless Age Communications Ltd. ("Wireless Canada") is in the business of operating retail cellular and telecommunications outlets in cities in western Canada including Saskatoon and Regina, Saskatchewan; and Winnipeg, Manitoba. Wireless Canada was acquired on October 8, 2002. Prior to the acquisition of Wireless Canada, the Company was characterized as a pre-exploration stage company and had an option to purchase a mining lease in the State of Utah, United States of America. This option agreement was in default and the Company terminated the lease. Consequently, the Company is no longer in the mineral and exploration business. The Company was incorporated in the State of Nevada on November 17, 2000 as Wireless Age Communications, Inc. On October 20, 2002, the Company changed its name to Wireless Age Communications, Inc.

Business

The Company has recently begun to execute its strategy of building a distribution network for wireless devices, accessories, and services as part of its plan to capitalize upon the continuing impressive growth in the wireless sector. A part of that strategy is to acquire proprietary brand name products and introduce them into existing distribution channels and then to expand those distribution channels. It has begun this process with the acquisition of Wireless Age Communications Ltd. ("Wireless Age Canada") and Prime Wireless Inc. ("Prime"), two companies that provide the base and infrastructure to enable the Company to expand.

Wireless Age Canada generates revenues from the sale of cellular phones, sales and rentals of two-way radio devices, the installation and sale of wireless systems to corporate and institutional clients, the sale of pre-paid cards, the sale of accessories, activation fees, and by receiving a percentage of the cellular bills of subscribers it activates. Prime generates revenue from its exclusive distribution agreement for Canada with Vertex Standard Inc., a company experiencing significant growth in market share in the land mobile radio (LMR) business worldwide. In addition, Prime owns the trademarks, inventory, and tooling for Midland(TM).

Currently, the Company has retail locations in Regina, Saskatoon and Winnipeg. Sales for 2002 were $9.2 million Canadian and are budgeted to increase by 6.5% to $9.8 million Canadian in 2003. The wireless industry remains a high growth yet competitive sector of the Western Canadian marketplace. The Saskatchewan and Manitoba subscriber penetration (35%) remain lower than the national average (37%) and represents an attractive growth opportunity. Management believes that with the continued aggressive efforts of our Telco partners, we will be able to continue to grow revenue and new activations at a 5% rate. The continuing reduction in margins on hardware and activations subsidies, however, will force expenses to be continually decreased at a rate of 5 to 10% if profitability is to continue to hold in line. Our focus in 2003 is to improve profitability while once again, increasing our market share in both provinces.

The Wireless Age Canada was incorporated in 1991 as the WattShop Communications Ltd. In Regina, Saskatchewan. From its inception, the Watt Shop has been involved in the retailing of wireless communications products and services.

In 1994, The WattShop expanded into the Saskatoon marketplace. In 1996, the Company changed its name to WattComm. Two years later more stores were added in both Regina and Saskatoon and SaskTel Mobility named WattComm the Dealer of the year. In 1997, the Company purchased a Calgary based chain with four stores in Calgary and one in Winnipeg. This was followed with the purchase of a three-store chain in Winnipeg.

At the beginning of the year 2000 the Company was operating sixteen retail stores in three provinces. Due to changes in the landscape of the wireless industry, the company was forced to sell its Alberta operation in May of 2000. The Company currently operates 10 stores in 2 provinces located in shopping malls and key locations in each city. The Company seeks to satisfy all its customers' wireless needs, selling cellular phones, pagers, two-way radios and other wireless products and accessories. In addition to product sales and rentals the company receives revenue from activation commissions and residual payments received from Telcos.

ITEM 2. DESCRIPTION OF PROPERTY

As of December 31, 2002, the Company had the following assets:

Inventory: $447,686 (telecommunications equipment)
---------------------

 Receivables

                                                                                    2002
            Accounts receivable - trade                                       $      175,399
            Accrued receivables                                                      449,032
            Insurance proceeds receivable                                             70,312
            Other                                                                      3,579
            Allowance for doubtful accounts                                      (    13,738)

                                                                              $      684,584


Capital Assets

                                                                       2002
                                                  --------------- ---------------- ---------------
                                                  --------------- ---------------- ---------------
                                                                    Accumulated
                                                       Cost        Amortization         Net
             Computer software                    $      21,922   $      13,153    $       8,769
             Equipment under capital lease              104,736          55,599           49,137
             Leasehold improvements                     426,225         254,978          171,247
             Office equipment                           148,970          84,653           64,317
             Rental equipment                           104,203          80,744           23,459
             Shop tools                                  15,744          14,209            1,535

                                                  $     821,800   $     503,336    $     318,464


Other Assets

                                                                       2002
                                                  --------------- ---------------- ---------------
                                                  --------------- ---------------- ---------------
                                                                    Accumulated
                                                       Cost        Amortization         Net
             Residual Premiums                    $     712,851   $     373,639    $     339,212
             MTS Agency Fee                             202,592          50,015          152,577

                                                  $     915,443   $     423,654    $     491,789


The Company leases its premises under agreements requiring aggregate minimum payments over the next four years as follows:

                                      2003                              $        151,159
                                      2004                                        77,052
                                      2005                                        73,500
                                      2006                                        22,062

                                                                        $        323,773


ITEM 3. LEGAL PROCEEDINGS

       There are no material legal proceedings to which we (or any of our officers and directors in their capacities as such) are a party or to which our property is subject and no such material proceedings are known by our management to be contemplated.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       None

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

(a) Market Information. The Company's securities are traded on the Over-The-Counter Bulletin Board (OTCBB) under the symbol "WLSA."

(b)    Holders. There are 37 shareholders of our common stock.

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

       We have generated $1,731,948 from our business operations between October 8, 2002, the date of the acquisition of our subsidiary, and December 31, 2002. There were no revenues from operations prior to that date.

Results of Operations

From Inception on November 17, 2000

       As of December 31, 2002 we generated revenues of $1,731,948 and had accumulated losses of $70,229.

Plan of Operations

       Since inception, we have used our common stock to raise money for our property acquisition and for corporate expenses. Our plan of operations for the next twelve months is to generates revenues from the sale of cellular phones, sales and rentals of two-way radio devices, the installation and sale of wireless systems to corporate and institutional clients, the sale of pre-paid cards, the sale of accessories, activation fees, and by receiving a percentage of the cellular bills of subscribers it activates. In addition, we intend to generate revenue from an exclusive distribution agreement for Canada with Vertex Standard Inc., a company experiencing significant growth in market share in the land mobile radio (LMR) business worldwide. In addition, Prime owns the trademarks, inventory, and tooling for Midland(TM), a brand that has generated historical sales of more than $1 billion.

Liquidity and Capital Resources

       As of the date of our most recent audited financial statement, we have generated any revenues$1,731,948 from our business operations. Our current assets are $1,142,578 and the total of all of our assets is $2,006,992. Our current liabilities meanwhile are $1,317,116 and the total of all of our liabilities, including long term debt, and amounts due to related parties is $1,797,643.



INFLATION

       Although our operations are influenced by general economic conditions, we do not believe that inflation had a material affect on the results of operations during the fiscal year ended December 31, 2002.

ITEM 7. FINANCIAL STATEMENTS

                        WIRELESS AGE COMMUNICATIONS, INC.
                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                                  PAGE
Independent Auditors' Report                                                                                       F-2
Consolidated balance sheets as of December 31, 2002 and 2001                                                       F-3
Consolidated statements of operations for the years ended December 31, 2002 and 2001                               F-4
Consolidated statements of stockholders' deficit for the years ended December 31, 2002 and 2001                    F-5
Consolidated statements of cash flows for the years ended December 31, 2002 and 2001                               F-6
Notes to consolidated financial statements                                                                         F-7


                        WIRELESS AGE COMMUNICATIONS, INC.



                         REPORT AND FINANCIAL STATEMENTS

                           December 31, 2002 and 2001

                             (Stated in US Dollars)

                         [LETTERHEAD OF AMISANO HANSON]
                          INDEPENDENT AUDITORS' REPORT

To the Stockholders,
Wireless Age Communications, Inc.
(formerly Lennoc Ventures, Inc.)

We have audited the accompanying consolidated balance sheets of Wireless Age Communications, Inc. (formerly Lennoc Ventures, Inc.) and subsidiaries as of December 31, 2002 and 2001 and the related consolidated statements of operations, cash flows and stockholders' deficiency for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wireless Age Communications, Inc. (formerly Lennoc Ventures, Inc.) and subsidiaries as of December 31, 2002 and 2001 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

Regina, Canada
March 18, 2003                                       Chartered Accountants


                        WIRELESS AGE COMMUNICATIONS, INC.
                        (formerly Lennoc Ventures, Inc.)
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2002 and 2001
                             (Stated in US Dollars)

-------------------------------------------------------------------------------------------------------------------

                                                    ASSETS                         2002                2001
Current
   Receivables - Note 3                                                      $        684,584   $              -
   Inventory                                                                          447,686                  -
   Prepaid expenses                                                                    10,308                316

                                                                                    1,142,578                316
Due from related parties - Note 10                                                     54,161                  -
Capital assets - Note 4                                                               318,464                  -
Other assets - Note 5                                                                 491,789                  -

                                                                             $      2,006,992   $            316

                                                   LIABILITIES
Current
   Bank indebtedness - Note 6                                                $        202,990   $              -
   Accounts payable and accrued liabilities - Notes 7 and 15                          587,336             19,326
   Income taxes payable                                                                38,175                  -
   Customer deposits                                                                    8,302                  -
   Due to related parties - Note 11                                                   130,239              5,164
   Current portion of long-term debt - Note 8                                         333,038                  -
   Current portion of obligations under capital lease - Note 9                         17,036                  -

                                                                                    1,317,116             24,490
Long-term debt - Note 8                                                               417,159                  -
Non-controlling interest                                                               63,368                  -

                                                                                    1,797,643             24,490

                                        STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, $0.001 par value
   10,000,000 shares authorized, none outstanding
Common stock, $0.001 par value
   100,000,000 shares authorized
   15,304,105 shares outstanding (2001:  5,000,000)                                    15,304              5,000
Additional paid-in capital                                                            272,308             20,000
Deficit                                                                         (      70,229)     (      49,174)
Comprehensive income                                                            (       8,034)                 -

                                                                                      209,349            (24,174)

                                                                             $      2,006,992   $            316

Nature of Operations - Note 1
Commitments - Note 12
Economic Dependence - Note 16
Subsequent Event - Note 19




                        WIRELESS AGE COMMUNICATIONS, INC.
                        (formerly Lennoc Ventures, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 for the years ended December 31, 2002 and 2001
                             (Stated in US Dollars)


                                                                                    2002                2001

Sales - Note 15                                                              $      1,731,948    $              -

Cost of goods sold - Note 15                                                        1,075,398                   -

Gross profit                                                                          656,550                   -
Amortization - Schedule 1                                                              69,174                   -
Interest expense - Schedule 1                                                          25,596                   -
Selling and administrative expenses - Schedule 2                                      626,546              39,024

Loss from operations                                                           (       64,766)     (       39,024)

Other income (expenses)
   Foreign exchange gain                                                                9,621                   -
   Loss on settlement of claim                                                 (       13,432)                  -
   Gain on disposition of capital assets                                               34,460                   -
   Management fees - Note 15                                                           25,477                   -
   Miscellaneous income                                                                 5,874                   -
   Mineral property acquisition and exploration costs                                       -      (        6,700)

                                                                                       62,000      (        6,700)

Loss before income taxes and non-controlling interest                          (        2,766)     (       45,724)

Income taxes - future                                                                  20,480                   -

Loss before non-controlling interest                                           (       23,246)     (       45,724)

Non-controlling interest                                                                2,191                   -

Net loss for the year                                                        $ (       21,055)   $ (       45,724)

Basic and diluted loss per share                                             $ (        0.00)    $ (        0.01)

Weighted average number of common shares outstanding                               10,291,175           5,000,000




                        WIRELESS AGE COMMUNICATIONS, INC.
                        (formerly Lennoc Ventures, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 for the years ended December 31, 2002 and 2001
                             (Stated in US Dollars)


                                                                                    2002                2001
Operating Activities
   Net loss for the year                                                     $ (       21,055)   $ (       45,724)
   Items not involving cash:
     Amortization                                                                      69,174                   -
     Gain on disposition of assets                                             (       34,460)                  -
     Future income taxes                                                               20,480                   -
     Non-controlling interest                                                  (        2,191)                  -
   Non-cash operating working capital - Note 14                                (      134,458)             17,490

Cash used in operating activities                                              (      102,510)     (       28,234)

Investing Activities
   Additions to capital and other assets                                       (        3,789)                  -
   Proceeds on disposal of capital assets                                              45,342                   -
   Bank indebtedness assumed on business combination                           (      187,046)                  -
   Advance on mineral property                                                              -               5,000

Cash provided by (used in) investing activities                                (      145,493)              5,000

Financing Activities
   Bank indebtedness                                                                  202,990                   -
   Increase in long-term debt and obligations under capital lease                       5,349                   -
   Increase in due to related parties                                                  10,936               5,164
   Issuance of share capital                                                           73,250                   -

Cash provided by financing activities                                                 292,525               5,164

Foreign exchange adjustment                                                    (       44,522)                  -

Decrease in cash during the year                                                            -      (       18,070)

Cash, beginning of the year                                                                 -              18,070

Cash, end of the year                                                        $              -    $              -

Supplemental disclosure of cash flow information:
   Cash paid for:
     Interest                                                                $         25,596    $              -

     Income taxes                                                            $         37,290    $              -

Non-cash transaction:
     2,979,105 common shares issued for acquisition of Wireless
     Canada, at fair value                                                  $        189,362    $              -





                        WIRELESS AGE COMMUNICATIONS, INC.
                        (formerly Lennoc Ventures, Inc.)
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                 for the years ended December 31, 2002 and 2001
                             (Stated in US Dollars)


                                                                            Additional
                                              Common Shares               Paid-in       Comprehensive
                                      -------------------------------
                                      --------------- ---------------
                                          Number        Par Value         Capital          Income          Deficit          Total

Cumulative totals to December 31,          5,000,000  $        5,000  $       20,000   $            -   $ (     3,450) $     21,550
2000
Net loss for the year                              -               -               -                -     (    45,724)   (   45,724)

Balance, December 31, 2001                 5,000,000           5,000          20,000                -     (    49,174)   (   24,174)
Capital stock issued pursuant to an
initial                                    7,325,000           7,325          65,925                -                -       73,250
public offering at $0.01
Capital stock issued to acquire            2,979,105           2,979         186,383                -                -      189,362
subsidiary
Foreign currency translation                       -               -               -     (      8,034)               -   (   8,034)
adjustment
Net loss for the year                              -               -               -                -     (    21,055)   (  21,055)

Balance, December 31, 2002                15,304,105  $       15,304  $      272,308   $  (     8,034)  $  (   70,229) $    209,349


On October 8, 2002, the Company forward split its authorized and outstanding common shares on a five for one basis. In addition, the amount of consideration allocated to par value and additional paid in capital has been restated. The Company has restated this split on a retroactive basis.




                  WIRELESS AGE COMMUNICATIONS, INC. Schedule 1
                        (formerly Lennoc Ventures, Inc.)
          CONSOLIDATED SCHEDULES OF AMORTIZATION AND INTEREST EXPENSES
                 for the years ended December 31, 2002 and 2001
                             (Stated in US Dollars)


                                                                                     2002               2001
Amortization
   Capital assets                                                              $         31,502   $              -
   Other assets                                                                          37,672                  -

                                                                               $         69,174   $              -

Interest
   Short-term debt                                                             $          9,471   $              -
   Long-term debt                                                                         9,482                  -
   Obligations under capital leases                                                       2,816                  -
   Shareholder loans                                                                      3,827                  -

                                                                               $         25,596   $              -



                                   Schedule 2
          CONSOLIDATED SCHEDULES OF SELLING AND ADMINISTRATIVE EXPENSES
                 for the years ended December 31, 2002 and 2001
                             (Stated in US Dollars)



                                                                                     2002               2001
Advertising and promotion                                                      $        101,528   $              -
Automotive                                                                                5,357                  -
Bad debts                                                                                   238                  -
Delivery and freight                                                                      5,627                  -
Dues and memberships                                                                        234                  -
Interest and bank charges                                                                 9,518                123
Licenses and taxes                                                                          918                  -
Management fees  Note 15                                                                40,000              4,000
Office and general (recovery)                                                     (       3,022)               365
Professional fees                                                                        29,997             32,926
Rent                                                                                     56,768                  -
Repairs and maintenance                                                                   1,478                  -
Telephone                                                                                 9,977                  -
Travel                                                                                   23,430                  -
Transfer agent fees                                                                       2,014              1,610
Utilities                                                                                 3,776                  -
Wages and benefits  Note 15                                                            338,708                  -

                                                                               $        626,546   $         39,024


                        WIRELESS AGE COMMUNICATIONS, INC.
                        (formerly Lennoc Ventures, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2002 and 2001
                             (Stated in US Dollars)


Note 1        Nature of Operations

The Company, through its 89% owned subsidiary, Wireless Age Communications Ltd. (Wireless Canada) is in the business of operating retail cellular and telecommunications outlets in cities in western Canada including Saskatoon and Regina, Saskatchewan; and Winnipeg, Manitoba. Wireless Canada was acquired on October 8, 2002. Prior to the acquisition of Wireless Canada, the Company was characterized as a pre-exploration stage company and had an option to purchase a mining lease in the State of Utah, United States of America. This option agreement was in default and the Company terminated the lease. Consequently, the Company is no longer in the mineral and exploration business.

The Company was incorporated in the State of Nevada on November 17, 2000 as Lennoc Ventures, Inc. On October 20, 2002, the Company changed its name to Wireless Age Communications, Inc.

Note 2        Summary of Significant Accounting Policies

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. Because a precise determination of many assets and liabilities is dependent upon future events, the preparation of financial statements for a period necessarily involves the use of estimates which have been made using careful judgement. Actual results may vary from these estimates.

The consolidated financial statements have, in management's opinion been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

              Consolidated Financial Statements

The consolidated financial statements include the accounts of the Company, its wholly-owned inactive subsidiary DB Sim Holdings Ltd. (DB Sim) and its 89% owned subsidiary, Wireless Canada, companies incorporated under the laws of the province of Saskatchewan, Canada. All inter-company transactions have been eliminated.

              Inventory

Telecommunications equipment and accessories inventory is recorded at the lower of cost and net realizable value with cost being determined by the first-in, first-out method.

Note 2        Summary of Significant Accounting Policies  (cont'd)

              Capital assets

Capital assets are recorded at cost less accumulated amortization. Amortization is provided over estimated useful life of the assets using the following annual rates:

            Computer software                           2 years straight-line
            Equipment under capital lease               10 years straight-line
            Leasehold improvements                      5 years straight-line
            Office equipment                            10 years straight-line
            Rental equipment                            30% declining balance
            Shop tools                                  10 years straight-line

              Impairment of Long-lived Assets

Capital assets are reviewed for impairment in accordance with Statement of Financial Accounting Standards (SFAS) No. 144, Accounting for the Impairment or Disposal of Long-lived Assets, which was adopted effective January 1, 2002. Under SFAS No. 144, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, which the carrying value of the asset exceeds the fair value.

              Other Assets

Residual premiums are amounts paid for future residual revenue of retail cellular and telecommunications subscriber business recorded at cost less accumulated amortization. Amortization is provided for on a straight-line basis over five years. Agency fees are amortized over the term of the related agreement (ten years) on a straight line basis.

Effective January 1, 2002, the Company adopted SFAS No 142, Goodwill and Other Intangible Assets. SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under prescribed conditions) for impairment in accordance with this statement. If the carrying amount of the reporting unit's goodwill or indefinite-lived intangible assets exceeds the implied fair value, an impairment loss is recognized for an amount equal to that excess. Intangible assets that do not have indefinite lives are amortized over their useful lives. The adoption of SFAS No. 142 did not impact the results of operations or financial position because the Company had no goodwill or indefinite-lived intangible assets at December 31, 2002 and 2001.

Note 2        Summary of Significant Accounting Policies  (cont'd)

              Mineral Lease

The acquisition of mineral properties pursuant to option payments and exploration costs are expensed as incurred. Exploration and development costs relating to these properties are expensed unless the Company determines that a commercial ore body is present after which cost of development will be capitalized. Upon commercial production, mineral property cost will be amortized on the unit of production basis, until the properties are abandoned or sold, at which time the costs ware written off. Mineral properties are abandoned when the claims are no longer in good standing or the agreements covering the claims are in default, and in either case, management has determined that the abandonment is appropriate.

              Environmental Costs

Environmental expenditures that relate to current operations are expensed or capitalized as appropriate. Expenditures that relate to an existing condition caused by past operations, and which do not contribute to current or future revenue generation, are expensed. Liabilities are recorded when environmental assessments and/or remedial efforts are probable, and the cost can be reasonably estimated. Generally, the timing of these accruals coincides with the earlier of completion of a feasibility study or the Companys commitments to plan of action based on the then known facts.

              Fair Value of Financial Instruments

The carrying value of receivables, bank indebtedness, accounts payable and accrued liabilities income taxes payable and customer deposits approximates fair value because of the short maturity of these instruments. The carrying value of long-term debt, obligations under capital lease and due to and from related parties also approximates fair value. Unless otherwise noted, it is managements opinion that the Company is not exposed to significant interest, currency or credit risk arising from these financial instruments.

              Income Taxes

The Company follows Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes (FAS 109) which requires the use of the asset and liability method of accounting of income taxes. Under the assets and liability method of FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled.

Note 2        Summary of Significant Accounting Policies  (cont'd)

              Basic and Diluted Earnings (Loss) Per Share

The Company reports basic loss per share in accordance with Statement of Financial Accounting Standards No. 128, Earnings Per Share. Basic loss per share is computed using the weighted average number of shares outstanding during the year. Diluted earnings per share includes the potentially dilutive effect of outstanding common stock options and warrants which are convertible to common shares. (Diluted loss per share has not been provided for 2002 and 2001 as there are no dilutive shares outstanding).

              Foreign Currency Translation

The functional currency of the Company is Canadian dollars, which has been translated into US dollars, the reporting currency, in accordance with Statement of Financial Accounting Standards No. 52 Foreign Currency Translation. Assets and liabilities are translated at the exchange rate at the balance sheet date and revenue and expenses are translated at the exchange rate at the date those elements are recognized. Any translation adjustments resulting are not included in determining net income but are included in other comprehensive income.

              Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards No. 130, Reporting Comprehensive Income. Comprehensive income is comprised of foreign currency translation adjustments.

              Revenue Recognition

The Company recognizes revenue from the sale of telecommunications equipment and accessories when the products are delivered and accepted by the customer. Activation commission fees earned from the telephone companies are recognized at the time of activation by the customer. Residual commission fees are recognized at the time they are received from the telephone company. The Company receives co-op advertising revenue from the telephone companies based on the requirement to spend a minimum of 60% of the available co-op advertising allotment. Any amount received under this program is deducted from advertising expense.




Note 3        Receivables

                                                                                    2002              2001
            Accounts receivable   trade                                       $      175,399    $            -
            Accrued receivables                                                      449,032                 -
            Insurance proceeds receivable                                             70,312                 -
            Other                                                                      3,579                 -
            Allowance for doubtful accounts                                      (    13,738)                -

                                                                              $      684,584    $            -


Note 4        Capital Assets

                                                                       2002                                2001
                                                  --------------- ---------------- ---------------    ---------------
                                                  --------------- ---------------- ---------------    ---------------
                                                                    Accumulated
                                                       Cost        Amortization         Net                Net
             Computer software                    $      21,922   $      13,153    $       8,769      $           -
             Equipment under capital lease              104,736          55,599           49,137                  -
             Leasehold improvements                     426,225         254,978          171,247                  -
             Office equipment                           148,970          84,653           64,317                  -
             Rental equipment                           104,203          80,744           23,459                  -
             Shop tools                                  15,744          14,209            1,535                  -

                                                  $     821,800   $     503,336    $     318,464      $           -


Note 5        Other Assets

                                                                       2002                                2001
                                                  --------------- ---------------- ---------------    ---------------
                                                  --------------- ---------------- ---------------    ---------------
                                                                    Accumulated
                                                       Cost        Amortization         Net                Net
             Residual Premiums                    $     712,851   $     373,639    $     339,212      $           -
             MTS Agency Fee                             202,592          50,015          152,577                  -

                                                  $     915,443   $     423,654    $     491,789      $           -


Note 6        Bank Indebtedness

The Company's operating line of credit, to a maximum of $253,240 (CDN$400,000) bears interest at bank prime plus 3% per annum. A general security agreement, assignment of book debts, inventory and directors' guarantee are pledged as security.



Note 7        Accounts Payable and Accrued Liabilities

                                                                                    2002              2001
            Accounts payable -trade                                          $      440,624    $       19,326
            Employee benefits and taxes payable                                       16,870                 -
            Vacation pay payable                                                      37,549                 -
            Profit sharing payable                                                    34,187                 -
            Accrued liabilities                                                       44,062                 -
            Other                                                                     14,044

                                                                              $      587,336    $       19,326


Note 8        Long-term Debt

                                                                                     2002             2001
             Agency fee repayable in semi-annual payments of
             $22,792 (CDN$32,000) (principal CDN$200,511)
             including interest at 4.4% per annum, unsecured.                 $      126,944    $            -

             Note payable, secured by common shares of Wireless
             Canada, repayable in one instalment payment of $50,710
             (CDN$80,000) on April 30, 2003 and the balance in
             monthly instalment payments of $7,127 (CDN$11,244)
             commencing June 1, 2003 including interest at 6% per
             annum (principal CDN$450,000).                                          285,243                 -

             Note payable, secured by common shares of Wireless Canada, non-interest bearing and repayable in monthly instalments of
              $8,802 (CDN$13,542) (principal CDN$ 243,750).
                                                                                      154,480                 -

             Note payable to a director of a subsidiary of the Company, unsecured, non-interest bearing and no specific terms of
             repayment (principal CDN$62,167).                                        39,405                 -

             Note payable to a company with a common director,
             unsecured, non-interest bearing and no specific terms of
             repayment (principal CDN$19,125).                                        12,123                 -

             Loan payable, unsecured, non-interest bearing and
             repayable in monthly instalments of $633 (CDN$1,000)
             (principal CDN$18,500).                                                  11,712                 -



Note 8        Long-term Debt  (cont'd)

                                                                                     2002             2001
             Subordinated loan payable, unsecured, bearing interest at
             12% per annum and repayable in monthly amounts of
             $5,012 (CDN$7,916) commencing May 31, 2003 (principal
             CDN$190,000).                                                           120,290                 -

                                                                                      750,197                 -
             Less:  current portion:                                              (   333,038)                -

                                                                               $      417,159    $            -


              The estimated principal repayments due in each of the next four years are as follows:

                                      2003                                     $       333,038
                                      2004                                             226,315
                                      2005                                             129,090
                                      2006                                              61,754

                                                                               $       750,197


Note 9        Obligations Under Capital Lease

                                                                                     2002             2001
             Obligation under capital lease to Teletech Financial
             Corporation in monthly payments of $1,212 including
             interest at 14.1%.  Equipment is pledged as security.            $        9,353    $            -

             Obligation under capital lease to Teletech Financial
             Corporation in monthly payments of $822 including
             interest at 15.8%.  Equipment is pledged as security.                     7,683                 -

                                                                               $       17,036    $            -


              Minimum lease payments on capital lease obligations are as follows:

                                      2003                                     $        18,003
                                      Less imputed interest                        (       967)

                                      Lease obligation                                  17,036
                                      Less:  current portion                       (    17,036)

                                                                               $             -





Note 10       Due from Related Parties

                                                                                     2002             2001
             Amounts owing from a company with a common
             director, unsecured, non-interest bearing with no
             specific terms of repayment.                                     $        9,181    $            -

             Amounts owing from a director of a subsidiary of the
             Company, unsecured, non-interest bearing and with no
             specific terms of repayment.                                             44,980                 -

                                                                               $       54,161    $            -


Note 11       Due to Related Parties

                                                                                     2002             2001
             Amounts owing to a director of a subsidiary of the
             Company, unsecured, non-interest bearing and due on
             demand.                                                          $      130,239    $            -

             Amounts owing to a director of the Company in respect
             to unpaid advances to the Company.  This amount is
             unsecured, non-interest bearing and with no specific
             terms of repayment.                                                           -             5,164

                                                                               $      130,239    $        5,164


Note 12       Commitments

              a)  Mining Lease

By a lease and purchase option agreement dated January 8, 2001 and subsequently amended on February 1, 2002, the Company was granted the exclusive right to purchase the Sand Pass resource property located in Juab County of the State of Utah for $1,000,000. The Company paid $2,000 as minimum advance royalty payments along with $4,700 in exploration costs since entering into this lease.

On December 31, 2002 the agreement was in default in respect to unpaid royalty payments. Management of the Company has decided not to continue exploration of the property and abandoned the lease.

              b)  Premise Lease

The Company leases its premises under agreements requiring aggregate minimum payments over the next four years as follows:

                            2003                              $        151,159
                            2004                                        77,052
                            2005                                        73,500
                            2006                                        22,062

                                                              $        323,773


Note 13       Income Taxes

              The following table summarizes the significant components of the Company's deferred tax assets:

                                                                                                    Total
             Deferred Tax Assets
               Non-capital loss carryforward                                                   $        7,768
               Capital assets - temporary timing difference                                       (    11,521)
               Other assets - temporary timing difference                                              13,894

             Gross deferred tax assets                                                                 10,141
             Valuation allowance for deferred tax asset                                           (    10,141)

                                                                                               $            -


The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is likely to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

No current provision for income taxes has been provided in these financial statements due to the net loss. At December 31, 2002 the Company has net operating loss carryforwards, which expire commencing in 2020, totalling approximately $51,000, the benefit of which has not been recorded in the financial statements.




Note 14       Non-cash Operating Working Capital

              Details of net change in each element of working  capital  relating to operations  excluding cash are as follows:

                                                                                     2002             2001
             (Increase) decrease in current assets:
               Receivables                                                     $ (    183,198)   $            -
               Inventory                                                               76,421                 -
               Prepaid expenses                                                         5,801      (        316)

                                                                                 (    100,976)     (        316)

             Increase (decrease) in current liabilities:
               Accounts payable and accrued liabilities                                23,700            17,806
               Income taxes payable                                              (     55,082)                -
               Customer deposits                                                 (      2,100)                -

                                                                                 (     33,482)           17,806

             Working capital acquired in business combination                  $ (    134,458)   $       17,490


Note 15       Related Party Transactions - Notes 6, 10 and 11

              During the years ended  December  31, 2002 and 2001,  the Company  incurred  the  following  expenses charged by directors of the Company and its subsidiaries and companies with common directors:

                                                                                     2002             2001
             Sales                                                             $       22,698    $            -
             Management fees                                                           25,477                 -

                                                                               $       48,175    $            -


             Cost of goods sold                                                $      114,927    $            -
             Management fees                                                           30,000                 -
             Wages and benefits                                                        37,440                 -

                                                                               $      182,367    $            -


              Included in accounts payable is $14,755 (2001:$Nil) owing to a company with a common director.

Note 16       Economic dependence

The Company's main source of income is derived from the sale of cellular phones and its related products and services. Its ability to continue viable operations is dependant upon maintaining its ability to act as an authorized sales agent for provincial telephone companies including, SaskTel (Saskatchewan) and MTS (Manitoba). The following amounts are recorded in accounts receivable and revenue in the financial statements:

                                                                                     2002             2001
             Accounts receivable
               SaskTel                                                         $      262,540    $            -
               MTS                                                                    164,333                 -

                                                                               $      426,873    $            -

             Revenue
               SaskTel                                                         $      473,317    $            -
               MTS                                                                    308,371                 -

                                                                               $      781,688    $            -


Note 17       Business Acquisition

By agreements dated October 8, 2002, the Company acquired 89% of the issued and outstanding shares of Wireless Canada. A portion of this interest, 41% is held in DB Sim, which the Company also acquired on October 8, 2002. As total consideration, the Company assumed notes payable in the amount of $500,867 (CDN$775,000) and issued 2,979,105 common shares of the Company valued at $189,367. These notes are secured by the acquired common shares of Wireless Canada. The consolidated financial statements include the operating results of Wireless Canada from the date of acquisition, October 8, 2002.

The business combination is accounted for using the purchase method. The fair value of the assets and liabilities acquired are as follows:

            Current assets                                                                     $   1,070,369
            Capital assets                                                                           364,062
            Residual premiums                                                                        375,416
            Agency agreement                                                                         160,921

                                                                                                   1,970,768
            Current liabilities                                                                    1,127,668
            Long-term debt                                                                            87,307

                                                                                                     755,793
            Less:  non-controlling interest                                                           65,559

            Net assets acquired at fair values                                                 $     690,234

            Total consideration
               Notes payable                                                                   $     500,867
               2,971,104 common shares                                                               189,367

                                                                                               $     690,234


The fair value of the common shares issued was based on an independent appraisal of Wireless Canada. Included in the fair value is the total amount of $313,681, assigned to residual premiums at the date of acquisition. The residual premiums have a definite life and are being amortized over 5 years, on a straight-line basis.

Note 18       New Accounting Standards

Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

Note 19       Subsequent Event

By a purchase and sale agreement dated March 13, 2003, the Company acquired all of the issued and outstanding shares of Prime Wireless Inc., an Ontario, Canada company, whose assets include the exclusive representation of Vertex Standard wireless products for Canada, Midland Land Mobile Radio assets, Midland trademarks, Midland Master License including all sub-license agreements, tooling, inventories and accounts receivable. As consideration, the Company will issue 1,500,000 common shares.

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

       The Directors and Officers of the Company as of the date of this report are as follows:

Name                      Age                      Position

Kenneth McAlpine          51                       Director
Dallas Robinson           40                       Director
John G. Simmonds          53                       Director



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

        (b) Resumes

Kenneth McAlpine is the founder of our company. Mr. McAlpine has been the President, Secretary-Treasurer and Director since our company's inception on November 17, 2000. Mr. McAlpine has been the president of KIF Capital Corporation, a business consulting and venture capital company located in Sarnia, Ontario for the past five years. Mr. McAlpine has also had real estate broker's license in Ontario since 1985 and until June of 1995 specialized in commercial and residential real estate development in managerial, financial and sales capacities. During this time he was also employed by a Canadian-British joint venture known as Copperheat-Canada which was formed to participate in a $1 billion expansion to the petro-chemical industry. He served as operations manager and was responsible for personnel, operations, manufacturing and sales. Prior to that time Mr. McAlpine was a supervisor for Copperheat-Europe which operated worldwide in the industrial heat treatment of exotic metals. Mr. McAlpine has an electrical engineering diploma from David Dale College in Glasgow, Scotland. Mr. McAlpine has been on the board of directors of various companies including Advanced Systems International (NASDAQ "ADSN"), Leisure Canada and Zacherra Holdings.

John G. Simmonds, Chairman. Mr. John Simmonds is a successful entrepreneur with a 35-year track record for identifying market opportunities and for building teams, operating systems, and strong vendor and customer relationships to address these opportunities successfully. Mr. Simmonds spent many years managing his family business, A.C. Simmonds & Sons, a diversified electronics and wireless distribution business. Mr. Simmonds has also been instrumental in building several other companies, including wireless businesses; Glenayre, Midland International/Canada, Intek Diversified, Ventel and Simmonds Communications, as well as a founder of Clublink, the largest golf course

                                     III-1
operator in Canada, and TrackPower, a gaming development company. Mr. Simmonds has served on several Boards during his career and in addition to Wireless Age, he currently Chair's TrackPower, Inc. and Pivotal Self Service Technologies Inc.

Dallas Robinson. Mr. Robinson has 15 years of senior executive experience in the communication industry. For the past 5 years, Mr. Robinson has held the position of President and CEO of Wireless Age Canada.


ITEM 10. EXECUTIVE COMPENSATION.

Remuneration

       The following table reflects all forms of compensation for services to us for the years ended December 31, 2000 and 1999 of our then chief executive officer.

                           SUMMARY COMPENSATION TABLE

                                                                               Long Term Compensation
                                                                                 Awards
                                           Annual Compensation
                                                                           Securities      Payouts
                                                                           Underlying
                                                                            Options/
                                                                              SARs
                                                                              (#)
                                                     Other     Restricted                               All
                                                     Annual       Stock                                Other
                                                  Compensation  Award(s)                           Compensation
                                                      ($)          ($)                                  ($)
Name and Principal Position    Year Salary Bonus                                            LTIP
                                      ($)   ($)                                            Payouts
                                                                                             ($)
Kenneth McAlpine
Director                        2001      0     0         0              0          0            0             0
John G. Simmonds                2002      0     0         0              0          0            0             0
Director
Dallas Robinson,                    $92,000     0         0              0          0            0             0
Director


                                     III-2

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

(16)     and (b) Security Ownership of Certain Beneficial Owners and Management.

       The table below lists the beneficial ownership of the our voting securities by each person known by us to be the beneficial owner of more than 5% of such securities, as well as by all of our directors and officers, as of the date of this report. Unless otherwise indicated, the shareholders listed possess sole voting and investment power with respect to the shares shown.

 Title of     Name and Address of Beneficial Owner       Amount and   Percent of
  Class                                                  Nature of       Class
                                                         Beneficial
                                                         Ownership
Common    Kenneth McAlpine                                  5,550,000     36.26%
Common    Dallas Robinson(1)                                   89,654      0.58%
Common    John G. Simmonds                                          0

(1) Held in the name of Robinson Marketing & Communications, Ltd.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

In connection with the organization of our company, Kenneth McAlpine, the founding shareholder, President, Secretary-Treasurer and Director of our company, has paid an aggregate of $25,000.00 cash to purchase 1,000,000 shares of common stock of our company.

The Company acquired approximately 89% of a Saskatchewan (province in Canada) company called Wireless Age Communications Ltd. In connection with this transaction, Robert Sim bought out his partner's company, RDC Holdings Ltd., on June 30, 2000 for an initial payment of $837,613.63 Canadian and installment payments of $579,886.36 Canadian at an interest rate of 8%. There was an amendment signed on June 24, 2002 confirming a remaining balance of $325,000 Canadian payable in 24 equal monthly installments of $13,541.67 Canadian at no interest. The shares purchased are 644,318 shares of Wireless Age and they stand as collateral for the installment payments. Robert Sim assigned that agreement to the registrant in exchange for 304,517 pre-split (1,522,585 post-split) shares of registrant. The Company then assumed the liability for the remaining $325,000 Canadian to be paid to RDC Holdings Ltd.

Dallas Robinson is the president and a director of Wireless Age and in connection with the transaction became a director and president of registrant. In addition, Saskatchewan company 617350 Saskatchewan Ltd. d/b/a Robinson Marketing & Communications Ltd. sold 28,051 shares of Wireless Age to the registrant for 17,931 pre-split shares (89,655 post-split) shares. Also in connection with the transaction Robert Sim held 578,418 of Wireless Age shares through a Saskatchewan company called DB Sim Holdings Ltd. Robert Sim is the sole shareholder of DB and it has 20 commons shares issued and outstanding. Robert Sim sold the shares of DB to the registrant for 273,373 pre-split shares (1,366,865 post-split) and the assumption of a note in favor of Dianne Sim in the amount of $450,000 Canadian. The note is secured by the DB shares and is payable in 36 monthly installments beginning on March 1, 2003 and bearing interest at 6% per annum.

The registrant changed its name from Lennoc Ventures, Inc. to Wireless Age Communications, Inc. on October 20, 2002 and conducted a five for one forward split of its outstanding common stock. The registrant has also changed its business emphasis to wireless communications. For the past 10 years, Wireless Age Communications (formerly operated as Wattshop and Wattcomm) has supplied

                                     III-3
consumers and businesses wireless products and services on behalf of major telecommunication networks. Our focus has been on the Western Canadian provinces of Saskatchewan (Sasktel), Manitoba (MTS), and Alberta (Telus). Currently, The Wireless Age has retail locations in Regina, Saskatoon, and Winnipeg. Sales for the 12 months ended December 31, 2002 were 9.5 million Canadian and are budgeted to increase by 10% to 10.4 million Canadian. The wireless industry remains a high growth yet competitive sector of the Western Canadian marketplace. The Saskatchewan and Manitoba subscribers' penetration (25%) remains lower than the national average (28%) and represents an attractive growth opportunity. Management believes that with the continued aggressive efforts of our Telco partners, we will be able to continue to grow revenue and new activations at a 10% rate. The continuing reduction in margins on hardware and activations subsidies, however, will force expenses to be continually decreased at a rate of 5 to 10% if profitability is to continue to hold profitability in line. The Company has set out an aggressive plan to retain and capture business in both provinces through a 5-point action plan focused on the following key components:

1. Profiling: Actively pursuing key growth market segments for wireless products (i.e. ages 16-24)
2. Positioning: Building our brand based on selection, solution, support and service.
3. Performing: Focusing on excelling at 3 levels: people, place and process in an effort to provide an exceptional customer experience.
4. Prospecting: Implementing an aggressive 1 to 1 customer relationship program.
5. Performance Management: The Company follows a performance management in which all managers refocused on (a) 3 key activators (b) behavior
(training and performance) (c) consequences (recognition).


The Company's detailed business plan outlines a plan that illustrates our commitment to providing our customers with wireless solution, high quality products and service, competitive prices and outstanding service and follow-up. The Company's Internet web site is located at www.thewirelessage.com

On March 13, 2003 the corporation agreed to purchase all of the issued and outstanding shares of Prime Wireless, Inc. (the "corporation"), all of the intellectual property rights of Prime to operate its business, the name of the corporation, the Vertex Standard Distribution Agreement, the Midland Master License including all sub-licenses, inventory, accounts receivable, trademarks, copyrights and tooling in exchange for 1,500,000 shares of common stock. The agreement contains standardized representations and warranties of each of the parties thereto.



                                     III-4

                                     PART IV

Item 13. EXHIBITS AND REPORTS ON FORM 8-K.

    3.1Certificate and Articles of Incorporation*
    3.2Bylaws**
        Form 8-K filed on 11-1-02***
        Form 8-K filed on 12-1-02***
        Form 8-K filed on 3-31-02 ***

*
     Filed with the Securities and Exchange Commission in the Exhibits to Form SB-2, filed on February 26, 2001 and are incorporated by reference herein.

**
     Filed with the Securities and Exchange Commission in the Exhibits to Form SB-2, filed on February 26, 2001 and are incorporated by reference herein.

***
    Filed with the Securities And Exchange Commission on the dates indicated and incorporated by reference herein.

                                   SIGNATURES

       In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 14, 2003.

Wireless Age Communications, Inc.
(Registrant)
By: /s/ Dallas Robinson
Dallas Robinson


       In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 14, 2003, 2002.

 /s/   Dallas Robinson
     Dallas Robinson, Director

                       WIRELESS AGE COMMUN ICATIONS, INC.
Exhibit Index to Annual Report on Form 10-KSB For the Fiscal Year Ended December 31, 2002

EXHIBITS

    3.1Certificate and Articles of Incorporation*
    3.2Bylaws**



*
     Filed with the Securities and Exchange Commission in the Exhibits to Form SB-2, filed on February 26, 2001 and are incorporated by reference herein.

**
     Filed with the Securities and Exchange Commission in the Exhibits to Form SB-2, filed on February 26, 2001 and are incorporated by reference herein.

                                 CERTIFICATIONS*
I, Dallas Robinson, certify that:
1. I have reviewed this annual report on Form 10-KSB of Wireless Age Communications, Inc.;
2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;
3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;
4. The
registrant's other certifying officers and I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have: a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared; b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;
5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions): a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:April 14, 2003
Dallas Robinson
/s/Dallas Robinson, President and Principal Financial Officer *

Provide a separate certification for each principal executive officer and principal financial officer of the registrant. See Rules 13a-14 and 15d-14. The required certification must be in the exact form set forth above.