Form 10QSB
period 2003-03-31
WIRELESS AGE COMMUNICATIONS INC
filed 2003-05-15
CIK 1130131

      As filed with the Securities and Exchange Commission on May 15, 2003



--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549


                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the Quarterly Period Ended March 31, 2003

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the transition period from ______________ to ________________

                        Commission file number 001-31338

                        WIRELESS AGE COMMUNICATIONS, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                    NEVADA                                    98-0336674
 (State or Other Jurisdiction of Incorporation)    (I.R.S. Employer Identification No.)

                                1408 BROAD STREET
                      REGINA, SASKATCHEWAN, S4R 1Y9, CANADA
                    (Address of Principal Executive Offices)

                                 (306) 751-7720
                (Issuer's Telephone Number, Including Area Code)



Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                            YES X              NO __
                               ---

The number of shares of common stock outstanding as of March 31, 2003:
16,804,105


--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        WIRELESS AGE COMMUNICATIONS, INC.



                                      INDEX


    PART I          FINANCIAL INFORMATION

    Item 1.         Financial Statements (unaudited)
                           Consolidated Balance Sheet.......................................................   3
                           Consolidated Statements of Operations and Comprehensive (Loss)...................   4
                           Consolidated Statements of Cash Flows............................................   5
                           Notes to Consolidated Financial Statements.......................................   6

    Item 2.         Management's Discussion and Analysis or Plan of Operation...............................  11


    Item 3.         Controls and Procedures.................................................................  17

    PART II.        OTHER INFORMATION

    Item 1.         Legal Proceedings.......................................................................  18

    Item 2.         Change in Securities and Use of Proceeds................................................  18

    Item 3.         Defaults Upon Senior Securities.........................................................  18

    Item 4.         Submission of Matters to a Vote of Security Holders.....................................  18

    Item 5.         Other Information.......................................................................  18

    Item 6.         Exhibits and Reports on Form 8-K........................................................  19
                              A)  Exhibit Schedule
                              B)  Reports Filed on Form 8-K

    Signatures..............................................................................................  20

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                        WIRELESS AGE COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2003
                                   (UNAUDITED)



ASSETS

Current Assets:
    Receivables                                                                                         $   525,928
    Inventory                                                                                               519,715
    Prepaid expenses                                                                                         10,732
--------------------------------------------------------------------------------------------------------------------
                                                                                                          1,056,375
--------------------------------------------------------------------------------------------------------------------

Capital assets                                                                                              330,698
Other assets (note 5)                                                                                       870,956

--------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                            $ 2,258,029
--------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Bank indebtedness                                                                                  $   151,000
     Accounts payable and accrued liabilities                                                               439,540
     Income taxes payable                                                                                    47,947
     Customer deposits                                                                                       12,509
     Due to related parties                                                                                 189,122
     Current portion of long-term debt (note 7)                                                             317,292
     Current portion of obligations under capital lease                                                      12,376
--------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                                 1,169,786

Long-term debt (note 7)                                                                                     372,034
Non-controlling interest                                                                                     64,707
--------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                                         1,606,527
--------------------------------------------------------------------------------------------------------------------

Stockholders' equity (note 8)
   Preferred stock, $0.001 par value, 10,000,000 shares authorized, No shares issued and outstanding
   Common  stock, $.001  par  value, 100,000,000 shares authorized,
   16,804,105 shares issued and outstanding at March 31, 2003                                                16,804
   Additional paid-in capital                                                                               660,808
   Accumulated deficit                                                                                      (50,928)
   Accumulated other comprehensive income                                                                    24,818
--------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                                  651,502
--------------------------------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                              $ 2,258,029
--------------------------------------------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                        WIRELESS AGE COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)




                                                                                                 Three Months Ended
                                                                                                      March 31,
                                                                                                    2003           2002
                                                                                                    ----           ----

 Sales                                                                                        $1,408,824       $      -

 Cost of goods sold                                                                              700,704              -
 -----------------------------------------------------------------------------------------------------------------------

 Gross profit                                                                                    708,120              -
 -----------------------------------------------------------------------------------------------------------------------

 Expenses:
     Selling and administrative expenses                                                         572,557          8,670
     Amortization                                                                                 55,200              -
     Interest                                                                                     13,984              -
 -----------------------------------------------------------------------------------------------------------------------
 Total expenses                                                                                  641,741          8,670

 -----------------------------------------------------------------------------------------------------------------------
 Income (loss) from operations                                                                    66,379         (8,670)
 -----------------------------------------------------------------------------------------------------------------------

 Other (income) expenses
     Foreign exchange loss                                                                        36,749              -
     Management fees                                                                             (14,724)             -
 -----------------------------------------------------------------------------------------------------------------------
                                                                                                  22,025              -
 -----------------------------------------------------------------------------------------------------------------------

 Income (loss) before income taxes
 and non-controlling interest                                                                     44,354         (8,670)

     Income taxes                                                                                 23,174              -
 -----------------------------------------------------------------------------------------------------------------------

 Income (loss) before non-controlling interest                                                    20,640         (8,670)

     Non-controlling interest                                                                    (1,339)              -
 -----------------------------------------------------------------------------------------------------------------------

 Net income (loss)                                                                               $19,301       $ (8,670)
 =======================================================================================================================

 Basic and diluted earnings (net loss) per share of common                                         $0.00       $  (0.00)
 stock
 =======================================================================================================================
 Weighted average number of common shares outstanding                                         15,554,105      5,000,000
 =======================================================================================================================


                 See accompanying notes to financial statements.

                        WIRELESS AGE COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                                Three Months Ended
                                                                                                      March 31,

                                                                                                    2003         2002
                                                                                                    ----         ----
   -------------------------------------------------------------------------------------------------------------------
   NET CASH PROVIDED BY (USED IN) OPERATIONS
       Net income (loss)                                                                      $   19,301    $  (8,670)
       Adjustments to reconcile net loss
         to net cash (used in) operating activities:
            Amortization                                                                          55,200            -
            Foreign exchange loss                                                                 36,749            -
            Non-controlling interest share of income                                               1,339            -
        Changes in working capital accounts:
                    Accounts receivable                                                          158,656            -
                    Inventory                                                                    (72,029)           -
                    Prepaid expenses                                                                (424)           -
                    Other current assets                                                               -         (335)
                    Accounts payable and accrued liabilities                                    (157,520)     (18,326)

                    Income taxes payable                                                           9,772            -
                    Due to related parties                                                        49,804       (5,164)
                    Customer deposits                                                              4,207            -
   -------------------------------------------------------------------------------------------------------------------
   Net cash provided by (used in) operating activities                                           105,055      (27,331)
   -------------------------------------------------------------------------------------------------------------------
   CASH FLOWS FROM INVESTING ACTIVITIES:
             Additions to capital assets                                                         (50,774)           -
             Bank indebtedness assumed on business combination                                    19,848            -
   -------------------------------------------------------------------------------------------------------------------
   Net cash used in financing activities:                                                        (30,926)           -
   -------------------------------------------------------------------------------------------------------------------
   CASH FLOWS FROM FINANCING ACTIVITIES:
             Decrease in bank indebtedness                                                       (71,838)           -
             Decrease in long-term debt and obligations under capital leases                      (2,291)           -
             Issuance of common stock                                                                          45,500
   -------------------------------------------------------------------------------------------------------------------
   Net cash provided by (used in) financing activities:                                         (74,129)       40,336
   -------------------------------------------------------------------------------------------------------------------

   -------------------------------------------------------------------------------------------------------------------
   Increase in cash                                                                                    0       13,005
   -------------------------------------------------------------------------------------------------------------------
   CASH,  beginning of period                                                                          0          116
   -------------------------------------------------------------------------------------------------------------------
   CASH,  end of period                                                                       $        0    $   3,121
   -------------------------------------------------------------------------------------------------------------------

Non cash financing activities:

         During the three month period ended March 31, 2003, the Company issued 1,500,000 shares of its common stock to purchase all of the issued and outstanding common shares of Prime Wireless Inc. and certain intangible assets. Prime Wireless had net asset deficiency of $5,837 and the Company has valued the intangible assets at $395,837.


                  See accompanying notes to financial statements.

                        WIRELESS AGE COMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements
                                 March 31, 2003
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND BUSINESS OPERATIONS

         The accompanying unaudited consolidated financial statements of Wireless Age Communications Inc., (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002.

         The Company was originally incorporated in the State of Nevada on November 17, 2000 as Lennoc Ventures, Inc. On October 20, 2002, the Company changed its name to Wireless Age Communications, Inc.

         The Company through its 89% owned subsidiary, Wireless Age Communications Ltd. ("Wireless Age Canada") is in the business of operating retail cellular and telecommunications outlets in cities in western Canada including Saskatoon and Regina, Saskatchewan; and Winnipeg, Manitoba. Wireless Age Canada was acquired on October 8, 2002. Prior to the acquisition of Wireless Age Canada, the Company was characterized as a pre-exploration stage company and had an option to purchase a mining lease in the State of Utah, United States of America. This option agreement was in default and the Company terminated the lease. Consequently, the Company is no longer in the mineral and exploration business.

         Wireless Age Canada generates revenues from the sale of cellular phones, sales and rentals of two-way radio devices, the installation and sale of wireless systems to corporate and institutional clients, the sale of pre-paid cards, the sale of accessories, activation fees, and by receiving a percentage of the cellular bills of subscribers it activates. Currently, the Company has retail and business to business locations in Regina, Saskatoon and Winnipeg.

NOTE 2 - RECENT DEVELOPMENTS

         On March 13, 2003, the Company closed an agreement whereby it acquired all the issued and outstanding common shares of Prime Wireless Inc. ("Prime") from Pivotal Self-Service Technologies Inc. (an entity listed on the OTCBB under the symbol "PVSS") in exchange for 1,500,000 shares of the Company's common stock. Prime generates revenue from its exclusive distribution agreement for Canada with Vertex Standard Inc., a company experiencing significant growth in market share in the land mobile radio (LMR) business worldwide. In addition, Prime owns the trademarks, inventory, and tooling for Midland(TM). Concurrent with acquisition of Prime, Mr. John G. Simmonds, was appointed Chairman of the Board of Directors and was also appointed Chief Executive Officer of the Company. Mr. Simmonds is also Chairman and CEO of Pivotal Self-Service Technologies Inc.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         USE OF ESTIMATES

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results could differ from these estimates, and such differences could be material.

         CONSOLIDATED FINANCIAL STATEMENTS

         The consolidated financial statements include the accounts of the Company, its wholly-owned inactive subsidiary DB Sim Holdings Ltd., its 89% owned subsidiary Wireless Age Canada and effective March 13, 2003 its wholly-owned subsidiary Prime Wireless Inc. ("Prime Wireless"). Wireless Age Canada and DB Sim Holdings Ltd. ("DB Sim") are incorporated under the laws of the province of Saskatchewan, Canada. Prime Wireless is incorporated under the laws of the Province of Ontario, Canada.

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

         IMPAIRMENT OF LONG-LIVED ASSETS

         Capital assets are reviewed for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", which was adopted effective January 1, 2002. Under SFAS No. 144, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, which the carrying value of the asset exceeds the fair value.

         OTHER ASSETS

         Residual premiums are amounts paid for future residual revenue of retail cellular and telecommunications subscriber business recorded at cost less accumulated amortization. Amortization is provided for on a straight-line basis over five years. Agency fees are amortized over the term of the related agreement (ten years) on a straight line basis.

         Effective January 1, 2002, the Company adopted SFAS No 142, "Goodwill and Other Intangible Assets". SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under prescribed conditions) for impairment in accordance with this statement. If the carrying amount of the reporting unit's goodwill or indefinite-lived intangible assets exceeds the implied fair value, an impairment loss is recognized for an amount equal to that excess. Intangible assets that do not have indefinite lives are amortized over their useful lives.

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying value of receivables, bank indebtedness, accounts payable and accrued liabilities income taxes payable and customer deposits approximates fair value because of the short maturity of these instruments. The carrying value of long-term debt, obligations under capital lease and due to related parties also approximates fair value. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risk arising from these financial instruments.

         INCOME TAXES

         The Company follows Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes"("FAS 109") which requires the use of the asset and liability method of accounting of income taxes. Under the assets and liability method of FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled.

         BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

         The Company reports basic loss per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic loss per share is computed using the weighted average number of shares outstanding during the year. Diluted earnings per share includes the potentially dilutive effect of outstanding common stock options and warrants which are convertible to common shares. (Diluted loss per share has not been provided for 2003 and 2002 as there are no dilutive shares outstanding).

         FOREIGN CURRENCY TRANSLATION

         The functional currency of the Company is Canadian dollars, which has been translated into US dollars, the reporting currency, in accordance with Statement of Financial Accounting Standards No. 52 "Foreign Currency Translation". Assets and liabilities are translated at the exchange rate at the balance sheet date and revenue and expenses are translated at the exchange rate at the date those elements are recognized. Any translation adjustments resulting are not included in determining net income but are included in other comprehensive income.

         COMPREHENSIVE INCOME

         The Company has adopted Statement of Financial Accounting Standards No. 130,

"Reporting Comprehensive Income". Comprehensive income is comprised of foreign currency translation adjustments.

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

NOTE 4 - ACQUISITION OF PRIME WIRELESS

         On March 13, 2003, the Company acquired all of the issued and outstanding common shares of Prime Wireless Inc. As total consideration issued 1,500,000 common shares of the Company valued at $390,000. The consolidated financial statements include the operating results of Prime Wireless from the date of acquisition, March 13, 2003.

         The business combination is accounted for using the purchase method. The fair value of the assets and liabilities acquired are as follows:

         Current assets                                    $ 14,832
         Capital assets                                       1,131
         Intangible assets                                  395,387
                                                           --------
                                                            411,350
         Current liabilities                                 21,350
                                                           ========
         Net assets acquired at fair values                $390,000
                                                           ========

         Total consideration:
         1,500,000 common shares                           $390,000
                                                           ========

         The excess of purchase price over net assets acquired has been allocated to intangible assets and represents mainly Midland tooling, trade name and intellectual property associated with the Prime Wireless acquisition.


NOTE 5 - OTHER ASSETS

                                                                           Accumulated
                                                 Cost      Amortization         Net
                                              ----------   ------------    -----------

         Residual premiums                    $  712,851     $  396,473     $  316,378
         MTS agency fee                          218,013         59,272        158,741
         Prime Wireless intangible assets        395,837           --          395,837
                                              ----------     ----------     ----------

                                              $1,326,701     $  455,745     $  870,956
                                              ==========     ==========     ==========

NOTE 6 - PROFORMA INFORMATION


         The following unaudited proforma consolidated amounts give effect to the Wireless Age Canada and Prime Wireless acquisitions as if it had occurred on January 1, 2002.

                                                        Three months     Three months
                                                         ended 2003       ended 2002
                                                        ------------     ------------
         Revenues                                        $ 1,435,164      $ 1,314,991
         Net income (loss)                                    34,380          (59,018)
         Basic and diluted earnings (loss) per share     $      0.00      $     (0.01)



NOTE 7 - LONG-TERM DEBT


         Agency fee repayable in semi-annual payments of
         $21,801 (CDN$32,000) (principal CDN$168,752)
         including interest at 4.4% per annum, unsecured                      $ 114,969

         Note payable, secured by common shares of Wireless Canada, repayable in one instalment payment of $54,503 (CDN$80,000) on April 30, 2003 and the balance in monthly instalment payments of $7,660 (CDN$11,244) commencing June 1, 2003 including interest at
         6% per annum (principal CDN$450,000)

                                                                                 306,581

         Note payable, secured by common shares of Wireless Canada, non-interest bearing and repayable in monthly installments
         of $9,226 (CDN$13,542) (principal CDN$ 203,042)                         138,331

         Subordinated loan payable, unsecured, bearing interest at 12% per annum and repayable in monthly amounts of $5,393 (CDN$7,916)
         commencing May 31, 2003 (principal CDN$190,000)
                                                                                 129,445
                                                                               ---------
                                                                                 689,326

         Less:  current portion:                                                (317,292)
                                                                               =========
                                                                               $ 372,034
                                                                               =========

NOTE 8 - STOCKHOLDERS' EQUITY

                                                     Additional
                                          Common       paid in    Accumulated
                                           stock       Capital      Deficit
                                           -----       -------      -------

   Balance - December 31, 2002           $ 15,304     $272,308     $(70,229)
   1,500,000 common shares issued in
   acquisition                              1,500      388,500         --
   Net income                                --           --         19,301
                                         --------     --------     --------

   Balance - March 31, 2003              $ 16,804     $660,808     $(50,928)
                                         ========     ========     ========



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         OVERVIEW

         The Company has recently made two acquisitions of operating companies in the wireless communications sector. On October 8, 2002, the Company acquired an 89% interest in Wireless Age Communications Ltd. (Wireless Age Canada) and on March 13, 2003 it acquired a 100% interest in Prime Wireless Inc. (Prime Wireless).

         Wireless Age Canada generates revenues from the sale of cellular phones, sales and rentals of two-way radio devices, the installation and sale of wireless systems to corporate and institutional clients, the sale of pre-paid cards, the sale of accessories, activation fees, and by receiving a percentage of the cellular bills of subscribers it activates.

         Prime Wireless prior to its acquisition was the exclusive representative for Vertex-Standard two-way radio products in Canada on a commission representative basis. Subsequent to its acquisition Prime Wireless was able to convert the agreement into a full supply agreement whereby Prime Wireless would purchase radios from Vertex-Standard and sell directly to Canadian customers, thereby earning a larger gross margin.

         Prime Wireless also owns the tradename Midland (in the context of two-way radios), tooling, various sublicense agreements with distributors throughout the world.

         The Company plans to expand the wireless communications business through aggressive internal growth and various communications sector retail and wholesale acquisitions during fiscal 2003. Management is hopeful that the growth and acquisition plan will begin to take place during the second and third quarters.

         RESULTS OF OPERATIONS

         FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2003 AND 2002

         The Company recorded net income of $19,301 during the three month period ended March 31, 2003 compared to a net loss of $8,670 in the comparative period a year ago. The current year's income arises from the financial operating results of the Company's two subsidiaries operating in the wireless communications sector and the loss in the comparative period in the prior year arose from the Company's efforts in the mineral exploration sector. The Wireless Age Canada subsidiary, which the Company owns an 89% interest in, was acquired in October 2002 and therefore the Consolidated Statement of Operations includes a full quarter of its financial operating results. The Prime Wireless subsidiary, which is wholly owned, was acquired on March 13, 2003 and therefore the Consolidated Statement of Operations only includes the financial operating results for the period March 14, 2003 to March 31, 2003.

         Revenues during the three month period ended March 31, 2003 were $1,408,824 compared to zero during the three month period ended March 31, 2002. Revenues of Wireless Age Canada were $1,400,331 and revenues of Prime Wireless were $8,493 during the current quarter.

         Revenues of Wireless Age Canada during the current quarter can be broken down into the following subcategories:

         Cellular hardware, radios and accessories          $  913,018
         Activation Commissions and Residuals                  454,727
         Equipment Rental                                       32,587
                                                            ----------
                    Total Revenue                           $1,400,331


         Revenues of Prime Wireless during the current quarter were $8,493 and represent commissions earned from selling Vertex-Standard two-way radios in Canada.

         Gross profit during the three month period ended March 31, 2003 was $708,120 compared to zero in the comparative period in the prior year. Gross profit as a percentage of sales was 50.3%. Gross profit as a percentage of sales depends significantly on the mix of sales that makes up total revenue. In Wireless Age Canada gross profit as a percentage of sales is affected by a changes sales volume of cellular and radio equipment as compared to higher margin items such as revenue from residuals and rental of equipment.

         Total expenses during the three month period ended March 31, 2003 were $641,741 compared to $3,670 during the three month period ended March 31, 2002.

         Selling and administrative expenses increased from $8,670 during the three month period ended March 31, 2002 to $572,557 during the three month period ended March 31, 2003. Administrative expenses, during the three month period ended March 31, 2002, included management fees of $4,500, professional fees totaling $3,500 and miscellaneous expenses of $670. Selling and administrative expenses during the three month period ended March 31, 2003, included:

         Advertising & Promotion                 52,000
         Bad debts                                   94
         Insurance, licenses and taxes            8,473
         Management fees & bonuses                4,743
         Office & general                        31,493
         Professional fees                       53,714
         Rentals                                 70,682
         Repairs & maintenance                    1,949
         Telephone & Utilities                   14,356

         Travel & Auto                           29,009
         Wages & Benefits                       306,043
                                                -------
         Total                                  572,557


         Amortization expense during the three month period ended March 31, 2003 was $55,200 compared to zero during the comparative period in the prior year. Amortization expense represents the continued amortization of the Company's capital and other assets acquired in the Wireless Age Canada and Prime Wireless acquisitions ($39,516) and the amortization of fair market value of the residual premiums acquired in the Wireless Age Canada acquisition ($15,684) which the Company is amortizing over five years.

         Interest expense totaled $13,984 during the quarter ended March 31, 2003 and zero during the quarter ended March 31, 2002. Interest expense is recorded by the Company on certain bank indebtedness, term loans and notes payable. Certain of the notes payable are non-interest bearing, other notes have fixed interest rates between 4.4% and 6%, bank lines of credit and terms loans are at Canadian Prime + 3% and Canadian Prime +2.5%.

         Other income and expenses totaled $22,025 during the three month period ended March 31, 2003. The current quarters other expenses consisted of a foreign exchange loss of $36,749 arising from a change in the exchange rate during the period that increased the amount payable on a portion of long term debt arising out of the acquisition of Wireless Canada, which is payable in Canadian dollars and net management fees earned of $14,724.

         The Company has recorded an income tax expense of $23,714, during the three month period ended March 31, 2003, representing taxes payable arising from Wireless Age Canada. The Company did not record any income tax expense in the comparative period in the prior year due to the net loss position.

         The Company also recorded a $1,339 reduction of income representing the non-controlling interest in Wireless Age Canada. The Company holds an 89% ownership position in Wireless Age Canada.

         Basic and diluted earnings per share for the three month period ended March 31, 2003 was $0.00. Basic and diluted net loss per share was also $(0.00) during the three month period ended March 31, 2002.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

         The discussion and analysis of results of operations and financial condition are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management evaluates the estimates on an on-going basis, including those related to bad debts, inventories, investments, customer accounts, intangible assets, income taxes, and contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that they believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Note 3 of the "Notes to Consolidated Financial Statements" includes a summary of the significant accounting policies and methods used in the preparation of the consolidated financial statements. The following is a brief description of the more significant accounting policies and methods the Company uses.

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

Impairment of Long-lived Assets

Capital assets are reviewed for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", which was adopted effective January 1, 2002. Under SFAS No. 144, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, which the carrying value of the asset exceeds the fair value.

Other Assets

Residual premiums are amounts paid for future residual revenue of retail cellular and telecommunications subscriber business recorded at cost less accumulated amortization. Amortization is provided for on a straight-line basis over five years. Agency fees are amortized over the term of the related agreement (ten years) on a straight line basis.

Effective January 1, 2002, the Company adopted SFAS No 142, "Goodwill and Other Intangible Assets". SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under prescribed conditions) for impairment in accordance with this statement. If the carrying amount of the reporting unit's goodwill or indefinite-lived intangible assets exceeds the implied fair value, an impairment loss is recognized for an amount equal to that excess. Intangible assets that do not have indefinite lives are amortized over their useful lives.

         FINANCIAL CONDITION

         Total assets increased from $2,006,992 at December 31, 2002 to $2,258,029 at March 31, 2003. The increase is due to; 1) the addition of the Prime Wireless intangible assets representing the Midland tradename, tooling, various sublicense agreements and other intellectual property rights of the Prime Wireless acquisition in the amount of $395,837, 2) increase in inventory of $72,029, 3) decrease in receivables of $158,656, 4) a decrease in other assets totaling $51,958.

         Total liabilities decreased from $1,797,643 December 31, 2002 to $1,606,527 at March 31, 2003, a decrease of approximately $191,000. Current liabilities decreased from $1,317,116 at December 31, 2002 to $1,169,786 at March 31, 2003. Long term liabilities, consisting of long term debt and non-controlling interest decreased from a combined amount of $480,527 as at December 31, 2002 to $436,741 as at March 31, 2003.

         The reduction of approximately $147,000 in current liabilities was the result of decreases in: 1) accounts payable and accrued liabilities of approximatley $148,000, 2) a decrease in bank indebtedness of approximately $52,000, 3) a decrease in current portion of long term debt of approximately $16,000 and 4) a decrease in lease obligation of approximately $5,000, partially offset by increases in: 1) due to related parties of approximately $59,000, 2) an increase in income taxes payable of approximately $10,000 and 3) an increase in customer deposits of approximately $4,000. As larger accounts receivable amounts were collected during the period, which arose from a busy last quarter in 2002, the amounts collected were used to pay down the balance in accounts payable and the bank operating line, which had also grown during the period. The current portion of long term debt decreased pursuant to the repayment terms of the company's debt obligations.

          Long term debt decreased from $417,159 as at December 31, 2002 to $372,034 as at March 31, 2003. The reason for the decline is both from payment made on the debt, a shift of a portion of the principal owing to current, which reflects amounts due in the same period next year and also the exchange loss discussed earlier, which increase the amounts payable on the Canadian dollar liabilities assumed in the acquisition of Wireless Age Canada. Non-controlling interest, which represents the amount of net assets owed to the party holding the remaining 11% of Wireless Age Canada, increased from $63,368 as at December 31, 2002 to $64,707 as at March 31, 2003, as a result of the profit generated by Wireless Age Canada during the three month period ended March 31, 2003.

         Stockholders' equity increased from $209,349 as at December 31, 2002 to $651,502 as at March 31, 2003. The increase is the result of the Company's acquisition of Prime Wireless, which increased the value in its share capital account by $390,000, the net income during the quarter ended March 31, 2003 of $19,301 and an increase in the cumulative translation of its net assets of $32,989 to March 31, 2003.

         LIQUIDITY AND CAPITAL RESOURCES

         As at March 31, 2003, the Company had current assets of $1,056,375 and current liabilities of $1,169,786, indicating a working capital deficit of $113,411. Current liabilities includes $189,122 in net amounts due to related parties which have been reflected classified as current liabilities, which could be settled on a longer term basis.

         For the three month period ended March 31, 2003, cash provided by operating activities amounted to $105,055 primarily as a result of non cash items adjustments and various changes in working capital accounts. Cash used in investing activities during the three month period ended March 31, 2003 amounted to $30,926 and represented additions to capital assets and partially offset by bank indebtedness assumed on acquisition. Cash used in financing activities during the three month period ended March 31, 2003 amounted to $74,129 representing a $71,838 decrease in bank indebtedness and a $2,291 decrease in long term debt and obligations under capital leases.

         Management plans to aggressively grow the wireless business through additional lines of products and acquisitions. The Company has unutilized lines of credit that could be called upon to finance incremental working capital requirements. Management has held discussions on increasing the working capital lines of credit to the maximum extent of its liquid assets.

         However, the Company's ability to fund the planned growth and acquisitions is also connected to its ability to raise external financing. Management is confident that the stable Wireless Age Canada and Prime Wireless subsidiaries form a strong base on which it can build. Additional funding will be required for acquisitions, additional working capital and pre-maturity consolidated operating losses. Management plans to raise the necessary capital in an appropriate mixture of short term debt secured primarily on the liquid assets of the Company and its newly acquired businesses, long term debt, subordinated debt and equity private placements. There can be no assurance that the Company will be able to raise this funding as when needed.

         The Company does not have any material sources of liquidity of off balance sheet arrangements or transactions with unconsolidated entities.

         FORWARD LOOKING COMMENTS

         Certain matters discussed in this Quarterly Report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and as such may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market and statements regarding the Company's goals. The Company's actual results, performance, or achievements expressed or implied in such forward-looking statements may differ.

         ITEM 3. CONTROLS AND PROCEDURES.

         The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. Management has reviewed this system of disclosure controls and procedures, and believes that the system is operating in an effective way to ensure appropriate and timely disclosure.

         There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

         To the knowledge of the Company, there are no material pending legal proceedings to which the Company is a party or of which any of its property is subject.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

ITEM 5.  OTHER INFORMATION.

         None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(A)      EXHIBITS.

         Exhibit 3.1 Certificate of Incorporation as currently in effect.(1)

         Exhibit 3.2                By-Laws as currently in effect. (1)

         Exhibit 10.1 Stock Purchase Agreement dated October 8, 2002 by and between Robert Sim and the Registrant, incorporated by reference to the exhibits of the Company's Form 8-K filed on November 14, 2002.

         Exhibit 10.2 Stock Purchase Agreement dated October 8, 2002 by and between Robinson Marketing and Communications Ltd. and the Registrant, incorporated by reference to the exhibits of the Company's Form 8-K filed on November 14, 2002.

         Exhibit 10.3 Purchase and Sale Agreement by and between the Registrant and Pivotal Self-Service Technologies Inc. dated March 13, 2003 *

         Exhibit 99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

         (1) Incorporated by reference to the exhibits of the Company's Form SB-2, filed on February 26, 2001.

         * Filed herewith.

(B)      REPORTS ON FORM 8-K.

         Acquisition of Prime Wireless Inc. - filed on April 2, 2003.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  MAY 15, 2003                 BY:     /s/ John G. Simmonds
                                            ----------------------------
                                            John G. Simmonds
                                            Chairman/CEO/CFO/Director

             PRINCIPAL EXECUTIVE AND FINANCIAL OFFICER CERTIFICATION

I, John G. Simmonds, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Wireless Age Communications, Inc.;
2. Based on my knowledge this quarterly report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this quarterly report;
3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.
4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in the Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:
        (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;
        (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and
        (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.
5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):
        (a) All significant deficiencies in the design or operations of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and
        (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and
6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 15, 2003                         By: /s/ John G. Simmonds
                                                ---------------------
                                                John G. Simmonds
                                                Principal Executive and
                                                Financial Officer

                                                                    EXHIBIT 99.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350
                             AS ADOPTED PURSUANT TO
                               SECTION 906 OF THE
                           SARBANES-OXLEY ACT OF 2002


I, JOHN G. SIMMONDS, the CEO and CFO of Wireless Age Communications, Inc. (the "Company"), certify, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, 18 U.S.C. Section 1350, that:

(1) The Quarterly Report on Form 10-QSB of the Company for the quarterly period ended March 31, 2003, (the "Report") fully complies with the requirements of Section 13(a) or 15(d) of the Securities and Exchanges Act of 1934 (15 U.S.C. 78m or 78o(d)); and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.


                                                     By:    /s/ John G. Simmonds
                                                            --------------------
                                                            CEO and CFO




                                                     Date:  May 15, 2003

                                                                    EXHIBIT 10.3
                           PURCHASE AND SALE AGREEMENT


1. PARTIES

          1.1  WIRELESS AGE COMMUNICATIONS INC. (the "Purchaser")

          1.2  PIVOTAL SELF-SERVICE TECHNOLOGIES INC. (the "Vendor")

          1.3  PRIME WIRELESS INC. (the "Corporation")


2. RECITALS

          2.1 This agreement sets out the terms and conditions by which the Purchaser agrees to purchase and the Vendor agrees to sell all of the issued and outstanding shares of the Corporation (the "shares"), all the intellectual property rights to operate the business of the Corporation, the name "Prime Wireless Inc.", the Vertex Standard Distribution Agreement, the Midland Master License including all Sub-licenses, Inventory, Accounts Receivable, Trademarks, Copyrights, and Tooling (the "Midland Assets"). The above will be collectively referred to as the "Shares and Intellectual Property Rights".


3. PURCHASE AND SALE OF SHARES AND INTELLECTUAL PROPERTY RIGHTS

          3.1 The Purchaser agrees to purchase the Shares and Intellectual Property Rights from the Vendor and to tender in full satisfaction of the purchase price, one million five hundred thousand ("1,500,000") common shares of the Purchaser (the "Payment"). The shares may be subject to regulatory restrictions.

          3.2 The Vendor agrees to sell to the Purchaser the Shares and Intellectual Property Rights and to accept the Payment in full satisfaction of the purchase price.

          3.3 Each Party agrees to cooperate with the other party and to provide access to all information reasonably requested by another party to verify the truthfulness of the representations and warranties contained herein or in any other collateral document.

          3.4 The Vendor and Purchaser agree that upon completion of the transaction, John G. Simmonds will be appointed Chairman of the Board of Directors of the Purchaser.

          3.5 The effective date of closing of the purchase and sale contemplated herein shall be March 13th, 2003 (the "Closing Date"). Upon the closing, the transfer of Shares shall be effective from and after the effective date of closing.

          3.6 The obligation of the Vendor to complete this agreement is subject only to the following; the representations and warranties of the Purchaser shall be true in all material respects now and on the Closing Date.

4. REPRESENTATIONS AND WARRANTIES

         REPRESENTATIONS AND WARRANTIES OF THE VENDOR

          4.1 The Vendor and the Corporation represent and warrant as of the date of execution of this agreement, and as of the Closing Date, as follows:
                    4.1.1 The Vendor is duly incorporated and validly subsisting under the laws of the State of Delaware.
                    4.1.2 The Corporation is duly incorporated and validly
                          subsisting under the laws of the Province of Ontario.
                    4.1.3 The Vendor and the Corporation have full right, power and capacity to enter into this agreement and perform the obligations of the Vendor and the Corporation contained herein.
                    4.1.4 The execution and delivery of this agreement and the consummation of the transactions contemplated herein, have been duly authorized, executed, and delivered by proper corporate action of the Vendor and the Corporation.
                    4.1.5 This agreement is valid and binding as against the
                          Vendor and the Corporation, enforceable against such parties in accordance with its terms, except as the enforceability thereof may be limited by applicable bankruptcy, insolvency, moratorium, reorganization or other laws of general application affecting the enforcement of creditors rights or by general principles of equity.
                    4.1.6 The execution, delivery, or performance of the Vendor and the Corporation of this agreement, or compliance with the terms and provisions of this agreement, or the consummation of the transactions contemplated by this agreement will not:
                          a) to the best of the knowledge of the Vendor and the Corporation, without investigation, contravene any applicable law, statute, rule, regulation, order, writ, injunction, or decree of any Federal, state, provincial or local government, court or governmental department, commission, board, bureau, agency, or instrumentality;
                          b) conflict or be inconsistent with, or result in any breach of any of the terms, covenants, conditions, or provisions of, or constitute a default (either immediately or without notice or the passage of time or both) under any indenture, mortgage, deed of trust, credit agreement, or instrument or any other material agreement or instrument to which any of the Vendor or the Corporation is a party or by which it may be bound or to which and of the foregoing may be subject; or
                          c) violate and provisions of the charter documents or bylaws or other constituting document of any of the Vendor or the Corporation.
                    4.1.7 The Vendor is the legal and beneficial owner of all of the Shares and Intellectual Property Rights free of encumbrances.

REPRESENTATIONS AND WARRANTIES OF THE PURCHASER

          4.2 The Purchaser represents and warrants as of the date of execution of this agreement, and as of the Closing Date, as follows:

                   4.2.1 The Purchaser is duly incorporated and validly
                          subsisting under the laws of the state of Nevada.

                   4.2.2 The Purchaser has full right, power and capacity to
                         enter into this agreement and perform the obligations of the Purchaser contained herein.

                   4.2.3 The execution and delivery of this agreement and the consummation of the transactions contemplated herein, have been duly authorized, executed, and delivered by proper corporate action of the Purchaser.

                   4.2.4 This agreement is valid and binding as against the
                         Purchaser, enforceable against such parties in accordance with its terms, except as the enforceability thereof may be limited by applicable bankruptcy, insolvency, moratorium, reorganization or other laws of general application affecting the enforcement of creditors rights or by general principles of equity.

                   4.2.5 All consents, approvals, qualifications, orders and
                         authorizations of, or filings with all local, state, provincial, and federal governmental authorities required on the part of the Purchaser in connection with the Purchaser's valid execution, delivery or performance of this agreement, the offer, sale, issuance or delivery of common shares of the Purchaser, or the performance by the Purchaser of its obligations in respect thereof have been obtained and all required filings have been made or will continue to be made on a timely basis.

5. GENERAL

          5.1 This Agreement is binding on the parties, and together with the documents contemplated herein constitutes the whole and complete statement of agreement between the parties as to the subject matter hereof.

          5.2 Each of the parties hereto agrees to do such further acts and execute such further documents as may be necessary or appropriate to give effect to the terms of this Agreement both before and after the closing.

          5.3 The parties attorn to the non-exclusive jurisdiction of the courts of the Province of Ontario. The laws of the Province of Ontario shall govern the validity and interpretation of this agreement.

          5.4 Each of the parties hereto individually represents and warrants that it has the right, power, and capacity to enter into and perform is obligations as set out herein.

          5.5 Notices shall be sent by registered mail to the following addresses:

               For the Vendor:
               PIVOTAL SELF-SERVICE TECHNOLOGIES INC.
               13980 Jane St.
               King City, On. L7B 1A3

               For the Purchaser:
               WIRELESS AGE COMMUNICATIONS INC.
               1408 Broad St.
               Regina, Sk. S4R 1Y9

          5.6 This agreement is not assignable by the Vendor or the Purchaser, without written permission of the other.

          5.7 The parties confirm that there have been no brokers or finders in connection with the transactions contemplated herein, and each party agrees to indemnify the other against and brokers' or finders' fees or commissions or other compensation sought by persons purporting to have acted as agent or finder for such party in connection with the transactions contemplated herein.

          5.8 Each party is responsible for his or her or its own expenses, including professional fees and disbursements and applicable taxes, in connection with the negotiation, drafting, execution and delivery of this agreement, and the conduct of any due diligence sought to be conducted by such party, except as otherwise expressly provide to the contrary.






                             SIGNATURE PAGE FOLLOWS

              IN WITNESS WHEREOF the parties have caused this agreement to be executed as of the day and year first above written.


              PIVOTAL SELF-SERVICE TECHNOLOGIES, INC.


              /s/ John Simmonds
              -----------------------------------------
              John G. Simmonds, Chief Executive Officer


              Witness to John G. Simmonds' signature:

              -------------------------------
              Print Name

              -------------------------------
              Signature



              WIRELESS AGE COMMUNICATIONS INC.


              /s/ Dallas Robinson
              ----------------------------------------
              Dallas Robinson, Chief Executive Officer


              Witness to Dallas Robinson's signature:

              -------------------------------
              Print Name

              -------------------------------
              Signature