Form 10QSB
period 2003-06-30
WIRELESS AGE COMMUNICATIONS INC
filed 2003-08-14
CIK 1130131

     As filed with the Securities and Exchange Commission on August 14, 2003

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

                  For the Quarterly Period Ended June 30, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.

        For the transition period from ______________ to ________________

                        Commission file number 001-31338

                        WIRELESS AGE COMMUNICATIONS, INC.
        (Exact Name of Small Business Issuer as Specified in Its Charter)

                  NEVADA                            98-0336674
       (State or Other Jurisdiction              (I.R.S. Employer
            of Incorporation)                   Identification No.)


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

                             YES X             NO __

The number of shares of common stock outstanding as of June 30, 2003: 16,804,105

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        WIRELESS AGE COMMUNICATIONS, INC.


                                      INDEX


PART I    FINANCIAL INFORMATION

Item 1.   Financial Statements (unaudited)
          Consolidated Balance Sheet........................................   3
          Consolidated Statements of Operations and Comprehensive (Loss)....   4
          Consolidated Statements of Cash Flows.............................   5
          Notes to Consolidated Financial Statements........................   6

Item 2.   Management's Discussion and Analysis or Plan of Operation.........  11


Item 3.   Controls and Procedures...........................................  18


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings.................................................  19

Item 2.   Change in Securities and Use of Proceeds..........................  19

Item 3.   Defaults Upon Senior Securities...................................  19

Item 4.   Submission of Matters to a Vote of Security Holders...............  19

Item 5.   Other Information.................................................  19

Item 6.   Exhibits and Reports on Form 8-K..................................  20
                A)  Exhibit Schedule
                B)  Reports Filed on Form 8-K

Signatures..................................................................  21

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

ITEM 1.  FINANCIAL STATEMENTS
-----------------------------


                        WIRELESS AGE COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2003
                                   (UNAUDITED)


ASSETS

Current Assets:
    Receivables                                                      $   719,199
    Inventory                                                            719,052
    Prepaid expenses                                                      15,146
--------------------------------------------------------------------------------
                                                                       1,453,397
--------------------------------------------------------------------------------

Capital assets, net                                                      340,190
Other assets (note 5)                                                    865,357

--------------------------------------------------------------------------------
TOTAL ASSETS                                                         $ 2,658,944
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Bank indebtedness                                               $   207,248
     Accounts payable and accrued liabilities                            581,489
     Income taxes payable                                                 77,799
     Customer deposits                                                    15,463
     Due to related parties                                              208,734
     Current portion of long-term debt (note 7)                          399,491
     Current portion of obligations under capital lease                    6,697
--------------------------------------------------------------------------------
Total current liabilities                                              1,496,921

Long-term debt (note 7)                                                  380,203
Non-controlling interest                                                  67,070
--------------------------------------------------------------------------------
Total liabilities                                                      1,944,194
--------------------------------------------------------------------------------

Stockholders' equity (note 8)
     Preferred stock, $0.001 par value, 10,000,000 shares authorized,
       No shares issued and outstanding                                        -
     Common stock, $.001 par value, 100,000,000 shares authorized,
      16,804,105 shares issued and outstanding at June 30, 2003           16,804
     Additional paid-in capital                                          660,808
     Accumulated deficit                                                 (31,496)
     Accumulated other comprehensive income                               68,634
--------------------------------------------------------------------------------
Total stockholders' equity                                               714,750
--------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $ 2,658,944
--------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                        WIRELESS AGE COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                            Three Months Ended              Six Months Ended
                                                                  June 30,                       June 30,
                                                            2003           2002            2003            2002
                                                       --------------------------      ----------------------------
Sales                                                  $  1,897,310    $         --    $  3,306,134    $         --

Cost of goods sold                                          970,286              --       1,670,990              --
-------------------------------------------------------------------------------------------------------------------

Gross profit                                                927,024              --       1,635,144              --
-------------------------------------------------------------------------------------------------------------------

Expenses:
    Selling and administrative expenses                     776,017           7,217       1,348,574          15,887
    Amortization                                             60,478              --         115,678              --
    Interest                                                 17,858              --          31,842              --
-------------------------------------------------------------------------------------------------------------------
Total expenses                                              854,353           7,217       1,496,094          15,887
-------------------------------------------------------------------------------------------------------------------
Income (loss) from operations                                72,671          (7,217)        139,050         (15,887)
-------------------------------------------------------------------------------------------------------------------

Other (income) expenses
    Foreign exchange loss                                    35,347              --          72,096              --
    Management fee income                                   (15,530)             --         (30,254)             --
-------------------------------------------------------------------------------------------------------------------
                                                             19,817              --          41,842              --
-------------------------------------------------------------------------------------------------------------------

Income (loss) before income taxes
and non-controlling interest                                 52,854          (7,217)         97,208         (15,887)

    Income taxes                                             31,059              --          54,773              --
-------------------------------------------------------------------------------------------------------------------

Income (loss) before non-controlling interest                21,795          (7,217)         42,435         (15,887)

    Non-controlling interest                                 (2,363)             --          (3,702)             --
-------------------------------------------------------------------------------------------------------------------

Net income (loss)                                      $     19,432    $     (7,217)   $     38,733    $    (15,887)
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------

Basic and diluted net loss per share of common         $       0.00    $      (0.00)   $       0.00    $      (0.00)
stock
===================================================================================================================
Weighted average number of common shares outstanding     16,804,105       5,000,000      16,179,105       7,144,890
===================================================================================================================


                 See accompanying notes to financial statements.

                        WIRELESS AGE COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                        Six Months Ended
                                                                             June 30,
                                                                  2003                     2002
                                                             -------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATIONS
    Net income (loss)                                          $  38,733                $ (15,887)
    Adjustments to reconcile net loss
     to net cash provided by (used in) operating
     activities:
         Amortization                                            115,677                       --
         Foreign exchange loss                                    76,668                       --
         Non-controlling interest share of income                  3,702                       --
    Changes in working capital accounts:
         Accounts receivable                                     (20,233)                      --
         Inventory                                              (271,366)                      --
         Prepaid expenses                                         (4,838)                      --
         Other current assets                                         --                     (135)
         Accounts payable and accrued liabilities                 (7,350)                 (14,347)
         Income taxes payable                                     39,624                       --
         Due to related parties                                  132,656                   (5,164)
         Customer deposits                                         7,161                       --
=================================================================================================
Net cash provided by (used in) operating activities              110,434                  (35,533)
=================================================================================================
CASH FLOWS FROM INVESTING ACTIVITIES:
    Additions to capital assets                                 (101,517)                      --
    Other assets                                                 (12,486)                      --
    Bank indebtedness assumed on business combination             19,848                       --
--------------------------------------------------------------------------------------------------
Net cash used in financing activities:                           (94,155)                      --
--------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
    Decrease in bank indebtedness                                (35,437)                      --
    Increase in long-term debt and obligations
     under capital leases                                         19,158                       --
    Issuance of common stock                                          --                   73,250
--------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities:             (16,279)                  73,250
--------------------------------------------------------------------------------------------------

=================================================================================================
Increase in cash                                                       0                   37,717
=================================================================================================
CASH, beginning of period                                              0                      116
=================================================================================================
CASH, end of period                                            $       0                $  37,833
=================================================================================================

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

                        WIRELESS AGE COMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements
                                  June 30, 2003
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND BUSINESS OPERATIONS
------------------------------------------------------

     The accompanying unaudited consolidated financial statements of Wireless Age Communications Inc., (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002.

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

NOTE 2 - RECENT DEVELOPMENTS
----------------------------

     On March 13, 2003, the Company closed an agreement whereby it acquired all the issued and outstanding common shares of Prime Wireless Inc. ("Prime") from Pivotal Self-Service Technologies Inc. (an entity listed on the OTCBB under the symbol "PVSS") in exchange for 1,500,000 shares of the Company's common stock. Prime generates revenue from its exclusive distribution agreement for Canada with Vertex Standard Inc., a company experiencing significant growth in market share in the land mobile radio (LMR) business worldwide. In addition, Prime owns the trademarks, inventory, and tooling for Midland(TM). Concurrent with the acquisition of Prime, Mr. John G. Simmonds, was appointed Chairman of the Board of Directors and was also appointed Chief Executive Officer of the Company. Mr. Simmonds is also Chairman and CEO of Pivotal Self-Service Technologies Inc.

     On June 3, 2003, the Company announced the acquisition of 100% of Wireless Source Distribution Ltd. Although Wireless Source has been under the common management control of the Company since the beginning of June the acquisition has been delayed and the operating results have not been consolidated into the Company's financial statements during the quarter ended June 30, 2003. The delay has been caused by prolonged discussions on an acceptable structure of the transaction by both the vendor and the purchaser. The Company expects to close the transaction during the month of August.

     During August 2003 the Company closed the acquisition of the tradename A.C. Simmonds & Sons from Pine Ridge Holdings Ltd., an entity owned by Mr. David C. Simmonds, in exchange for 1,500,000 shares of the Company's common stock. Mr. David Simmonds is related to Mr. John Simmonds, the Company's Chairman and CEO. The purpose of the acquisition was to centralize the distribution business of the Company in Toronto and operate it under the tradename, A.C. Simmonds & Sons. A.C. Simmonds & Sons is a respected recognized distribution business name in Canada.

     On May 21, 2003 the Company announced that it planned to carry out a four for one forward stock split. Subsequently, at a meeting of the Board of Directors on May 28, 2003 the Directors determined that the stock split was not in the best interests of the Company and voted to rescind the stock split.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

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

     CONSOLIDATED FINANCIAL STATEMENTS

     The consolidated financial statements include the accounts of the Company, its wholly-owned inactive subsidiary DB Sim Holdings Ltd. ("DB Sim"), its 89% owned subsidiary Wireless Age Canada and effective March 13, 2003 its wholly-owned subsidiary Prime Wireless Inc. ("Prime Wireless"). Wireless Age Canada and DB Sim are incorporated under the laws of the Province of Saskatchewan, Canada. Prime Wireless is incorporated under the laws of the Province of Ontario, Canada.

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

     FAIR VALUE OF FINANCIAL INSTRUMENTS

     The carrying value of receivables, bank indebtedness, accounts payable and accrued liabilities, income taxes payable and customer deposits approximates fair value because of the short maturity of these instruments. The carrying value of long-term debt, obligations under capital lease and due to related parties also approximates fair value. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risk arising from these financial instruments.

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

     BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

     The Company reports basic earnings (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic earnings (loss) per share is computed using the weighted average number of shares outstanding during the year. Diluted earnings per share includes the potentially dilutive effect of outstanding common stock options and warrants which are convertible to common shares. (Diluted loss per share has not been provided for 2003 and 2002 as there are no dilutive shares outstanding).

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

NOTE 4 - ACQUISITION OF PRIME WIRELESS
--------------------------------------

     On March 13, 2003, the Company acquired all of the issued and outstanding common shares of Prime Wireless Inc. As total consideration issued 1,500,000 common shares of the Company valued at $390,000. The consolidated financial statements include the operating results of Prime Wireless from the date of acquisition, March 13, 2003.

     The business combination is accounted for using the purchase method. The fair value of the assets and liabilities acquired are as follows:


      Current assets                                                   $  14,832
      Capital assets                                                       1,131
      Intangible assets                                                  395,387
                                                                     -----------
                                                                         411,350
      Current liabilities                                                 21,350
                                                                     -----------
      Net assets acquired at fair values                               $ 390,000
                                                                     ===========

      Total consideration:
      1,500,000 common shares                                          $ 390,000
                                                                     ===========

     The excess of purchase price over net assets acquired has been allocated to intangible assets and represents mainly Midland tooling, trade name and intellectual property associated with the Prime Wireless acquisition.


NOTE 5 - OTHER ASSETS
---------------------

                                                                  Accumulated
                                                   Cost           Amortization           Net
                                           ----------------------------------------------------

      Residual premiums                        $  792,707           $ 490,160         $ 302,547
      MTS agency fee                              237,472              70,499           166,973
      Prime Wireless intangible assets            395,837                  --           395,837
                                           ----------------------------------------------------

                                               $1,426,016           $ 560,659         $ 865,357
                                           ====================================================


NOTE 6 - PROFORMA INFORMATION
-----------------------------

     The following unaudited proforma consolidated amounts give effect to the Wireless Age Canada and Prime Wireless acquisitions as if it had occurred on January 1, 2002.

                                                              Six months ended     Six months ended
                                                                    2003                 2002
                                                             ----------------------------------------
      Revenues                                                $3,344,132           $2,762,363
      Net income (loss)                                           61,370              (46,479)
      Basic and diluted earnings (loss) per share                  $0.00               $(0.00)



NOTE 7 - LONG-TERM DEBT
-----------------------

      Agency fee repayable in semi-annual payments of
       $26,716 (CDN$36,000) (principal CDN$168,752)
       including interest at 4.4% per annum, unsecured.                      $ 125,231

      Note payable, secured by common shares of Wireless Canada, repayable in one instalment payment of $54,503 (CDN$80,000) on
       April 30, 2003 and the balance in monthly instalment payments of
       $7,660 (CDN$11,244) commencing June 1, 2003 including interest at
       6% per annum (principal CDN$362,406).                                   268,942

      Note payable, secured by common shares of Wireless Canada, non-interest bearing and repayable in monthly
       installments of $10,050 (CDN$13,542)(principal CDN$ 162,000).          120,220

      Term loan payable, secured by a general security agreement with
       Wireless Age Canada and personal guarantee of certain directors, interest bearing at Canadian Bank prime plus 2.5% per annum and repayable in monthly principal installments of $6,184 (CDN$8,333)
       (principal CDN$ 183,334).                                             136,052

      Subordinated loan payable, unsecured, bearing interest at 12% per annum and repayable in monthly amounts of $5,874 (CDN$7,916)
       commencing May 31, 2003 (principal CDN$174,167).                      129,349
                                                                          ----------
                                                                             779,794

      Less:  current portion:                                               (399,491)
                                                                          ==========
                                                                          $  380,203
                                                                          ==========



NOTE 8 - STOCKHOLDERS' EQUITY
-----------------------------

                                                                Additional
                                                Common           paid in            Accumulated
                                                stock            Capital              Deficit
                                           ------------------------------------------------------
   Balance - December 31, 2002                  $15,304           $272,308           $(70,229)
   1,500,000 common shares
     issued in acquisition                        1,500            388,500                 --
   Net income                                        --                 --             38,733
                                           ------------------------------------------------------

   Balance - June 30, 2003                      $16,804           $660,808           $(31,496)
                                           ======================================================



ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.
-----------------------------------------------------------------


     OVERVIEW
     --------

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

     Wireless Age Canada produced a 33.6% increase in revenues second quarter over first quarter 2003. Revenues grew from $1,400,331 during the three month period ended March 31, 2003 to $1,870,799 during the three month period ended June 30, 2003.

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

     Prime Wireless commission revenues grew from $8,493 during the first quarter to $26,511 during the second quarter 2003.

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

     RESULTS OF OPERATIONS
     ---------------------

     FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2003 AND 2002

     The Company recorded net income of $19,432 during the three month period ended June 30, 2003 compared to a net loss of $7,217 in the comparative period a year ago. The current year's net income arises from the financial operating results of the Company's two subsidiaries operating in the wireless communications sector and the loss in the comparative period in the prior year arose from the Company's efforts in the mineral exploration sector.

     Revenues during the three month period ended June 30, 2003 were $1,897,310 compared to zero during the three month period ended June 30, 2002. Revenues of Wireless Age Canada were $1,870,799 and revenues of Prime Wireless were $26,511 during the current quarter.

     Revenues of Wireless Age Canada during the current quarter can be broken down into the following subcategories:

          Cellular hardware, radios and accessories                   $1,276,596
          Activation Commissions and Residuals                           540,319
          Equipment Rental                                                53,884
                                                                   -------------
          Total Revenue                                               $1,870,799


     Revenues of Prime Wireless during the current quarter were $26,511 and represent commissions earned from selling Vertex-Standard two-way radios in Canada.

     Gross profit during the three month period ended June 30, 2003 was $927,024 compared to zero in the comparative period in the prior year. Gross profit as a percentage of sales was 48.9%. Gross profit as a percentage of sales depends significantly on the mix of sales that makes up total revenue. In Wireless Age Canada gross profit as a percentage of sales is affected by a changes sales volume of cellular and radio equipment as compared to higher margin items such as revenue from residuals and rental of equipment.

     Total expenses during the three month period ended June 30, 2003 were $854,353 compared to $7,217 during the three month period ended June 30, 2002.

     Selling and administrative expenses increased from $7,217 during the three month period ended June 30, 2002 to $776,017 during the three month period ended June 30, 2003. Administrative expenses, during the three month period ended June 30, 2002, included management fees of $3,000, professional fees totaling $3,386, transfer agent fees of $730 and miscellaneous expenses of $101. Selling and administrative expenses during the three month period ended June 30, 2003, included:

           Management fees                                                94,927
           Advertising & Promotion                                        69,886
           Insurance, licenses and taxes                                   7,720
           Office & general                                               33,184
           Professional fees                                              37,530
           Rentals                                                        77,000
           Repairs & maintenance                                           2,329
           Telephone & Utilities                                          12,085
           Travel & Auto                                                  34,642
           Wages & Benefits                                              406,714
                                                                      ----------
           Total                                                         776,017


     Amortization expense during the three month period ended June 30, 2003 was $60,478 compared to zero during the comparative period in the prior year. Amortization expense represents the continued amortization of the Company's capital and other assets acquired in the Wireless Age Canada and Prime Wireless acquisitions ($44,794) and the amortization of fair market value of the residual premiums acquired in the Wireless Age Canada acquisition ($15,684) which the Company is amortizing over five years.

     Interest expense totaled $17,858 during the quarter ended June 30, 2003 and zero during the quarter ended June 30, 2002. Interest expense is recorded by the Company on certain bank indebtedness, term loans and notes payable. Certain of the notes payable are non-interest bearing, other notes have fixed interest rates between 4.4% and 6%, bank lines of credit and terms loans are at Canadian Prime + 3% and Canadian Prime +2.5%.

     Other expenses totaled $19,817 during the three month period ended June 30, 2003 and compared to zero in the comparative period in the prior year. The current quarters other expenses consisted of a foreign exchange loss of $35,347 arising from a change in the exchange rate during the period that increased the amount payable on a portion of long term debt arising out of the acquisition of Wireless Canada, which is payable in Canadian dollars and management fees earned from related entities of $15,530.

     The Company has recorded an income tax expense of $31,059, during the three month period ended June 30, 2003, representing taxes payable arising from Wireless Age Canada. The Company did not record any income tax expense in the comparative period in the prior year due to the net loss position.

     The Company also recorded a $2,363 reduction of income representing the non-controlling interest in Wireless Age Canada. The Company holds an 89% ownership position in Wireless Age Canada.

     Basic and diluted net earnings per share for the three month period ended June 30, 2003 was $0.00. Basic and dilutes net loss per share was also $(0.00) during the three month period ended June 30, 2002.

     FOR THE SIX MONTH PERIOD ENDED JUNE 30, 2003 AND 2002

     The Company recorded net income of $38,733 during the six month period ended June 30, 2003 compared to a net loss of $15,887 in the comparative period a year ago. The current year's net income arises from the financial operating results of the Company's two subsidiaries operating in the wireless communications sector and the loss in the comparative period in the prior year arose from the Company's efforts in the mineral exploration sector. The Wireless Age Canada subsidiary, which the Company owns an 89% interest in, was acquired in October 2002 and therefore the Consolidated Statement of Operations includes two full quarters of its financial operating results. The Prime Wireless subsidiary, which is wholly owned, was acquired on March 13, 2003 and therefore the Consolidated Statement of Operations only includes the financial operating results for the period March 14, 2003 to June 30, 2003.

     Revenues during the six month period ended June 30, 2003 were $3,306,134 compared to zero during the six month period ended June 30, 2002. Revenues of Wireless Age Canada were $3,271,130 and revenues of Prime Wireless were $35,004 during the first two quarters of 2003.

     Revenues of Wireless Age Canada during the current quarter can be broken down into the following subcategories:

          Cellular hardware, radios and accessories                   $2,189,613
          Activation Commissions and Residuals                           995,046
          Equipment Rental                                                86,471
                                                                     -----------
          Total Revenue                                               $3,271,130

     Revenues of Prime Wireless during the first two quarters of 2003 were $35,004 and represent commissions earned from selling Vertex-Standard two-way radios in Canada.

     Gross profit during the six month period ended June 30, 2003 was $1,635,144 compared to zero in the comparative period in the prior year. Gross profit as a percentage of sales was 49.5%. Gross profit stated as a percentage of sales declined slightly (50.3% to 48.9%) quarter over quarter during the first half of 2003. The reason for the decline was that the sale of cellular, radios and accessories represented a larger proportion of overall sales, which traditionally have lower gross profits than residuals and equipment rental revenues, in the second quarter versus the first quarter.

     Total expenses during the six month period ended June 30, 2003 were $1,496,094 compared to $15,887 during the six month period ended June 30, 2002.

     Selling and administrative expenses increased from $15,887 during the six month period ended June 30, 2002 to $1,348,574 during the six month period ended June 30, 2003.

Administrative expenses, during the six month period ended June 30, 2002, included management fees of $7,500, professional fees totaling $6,886, transfer agent fees of $730 and miscellaneous expenses of $371. Selling and administrative expenses during the six month period ended June 30, 2003, included:

         Management fees                                                  99,670
         Advertising & Promotion                                         121,886
         Bad debts                                                            94
         Insurance, licenses and taxes                                    16,193
         Office & general                                                 64,677
         Professional fees                                                91,244
         Rentals                                                         147,682
         Repairs & maintenance                                             4,278
         Telephone & Utilities                                            26,441
         Travel & Auto                                                    63,651
         Wages & Benefits                                                712,756
                                                                       ---------
         Total                                                         1,348,574

     Selling and administrative expenses increased from $572,557 during the first quarter 2003 to $776,017 during the second quarter. The increase is attributable to wages and benefits increasing from $306,043 during the first quarter to $406,714 during the second quarter and executive level management fees paid for the first time beginning in the second quarter. The Company includes sales commissions in wages and benefits and experienced higher commissions paid in the second quarter compared to the first quarter of fiscal 2003. In addition, the Company hired additional sales staff employees for distribution of the Vertex Standard group of products.

     Amortization expense during the six month period ended June 30, 2003 was $115,678 compared to zero during the comparative period in the prior year. Amortization expense represents the continued amortization of the Company's capital and other assets acquired in the Wireless Age Canada and Prime Wireless acquisitions ($84,310) and the amortization of fair market value of the residual premiums acquired in the Wireless Age Canada acquisition ($31,368) which the Company is amortizing over five years.

     Interest expense totaled $31,842 during the six month period ended June 30, 2003 and zero during the six month period ended June 30, 2002. Interest expense is recorded by the Company on bank indebtedness, term loans and notes payable.

     Other expenses totaled $41,842 during the six month period ended June 30, 2003 and compared to zero in the comparative period in the prior year. The current period's other expenses consisted of foreign exchange losses of $72,096 arising from translating Canadian Dollar denominated liabilities translated into US Dollars during a period when the Canadian Dollar has weakened vis-a-vis the US Dollar and management fees earned from related parties totaling $30,254.

     The Company has recorded an income tax expense of $54,773, during the six month period ended June 30, 2003, representing taxes payable arising from Wireless Age Canada. The Company did not record any income tax expense in the comparative period in the prior year due to the net loss position.

     The Company also recorded a $3,702 reduction of income representing the non-controlling interest in Wireless Age Canada. The Company holds an 89% ownership position in Wireless Age Canada.

     Basic and diluted net loss per share for the six month period ended June 30, 2003 was $0.00. Basic and diluted net loss per share was also $0.00 during the six month period ended June 30, 2002.

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

     FINANCIAL CONDITION
     -------------------

     Total assets increased from $2,258,029 at March 31, 2003 to $2,658,944 at June 30, 2003. The increase of $400,915 is due to; 1) an increase in current assets of $397,022, 2) an increase in net capital assets of $9,492, and 3) a decrease in other assets totaling $5,599. During the second quarter, accounts receivable increased by $193,271, inventories increased by $199,337 and other current assets increased by $4,414. The rise in current assets is attributable to the rising level of operations experienced by the Company.

     Total liabilities increased from $1,606,527 at March 31, 2003 to $1,944,194 at June 30, 2003, an increase of $337,667. Current liabilities increased from $1,169,786 at March 31, 2003 to $1,496,921 at June 30, 2003. Long term liabilities, consisting of long term debt and non-controlling interest increased from a combined amount of $ $436,741 as at March 31, 2003 to $447,273 at June 30, 2003.

     The increase in current liabilities of $327,135 was the result of increases in: 1) accounts payable, and accrued liabilities, income tax payable and customer deposits of $174,755, 2) current portion of lease obligations, long term debt and due to related parties of $96,132, and 3) bank indebtedness of $56,248. The rise in current liabilities is also attributable to the higher operating level the Company has achieved.

     Long term debt increased from $372,034 as at March 31, 2003 to $380,203. Although normal repayments were made during the quarter the ending balance is reflective of the weakening of the Canadian Dollar vis-a-vis the US Dollar and a new term loan of $148,420 issued during the quarter. Non-controlling interest, which represents the amount of net assets owed to the party holding the remaining 11% of Wireless Age Canada, increased from $64,707 as at March 31, 2003 to $67,070 as at June 30, 2003 as a direct result of the profit generated by Wireless Age Canada during the three month period ended June 30, 2003.

     Stockholders' equity increased from $651,502 as at March 31, 2003 to $714,750 as at June 30, 2003. The increase is the result of the net income produced by the Company and an increase in other comprehensive income ($24,818 to $68,634) due to foreign currency translation adjustments.

     LIQUIDITY AND CAPITAL RESOURCES
     -------------------------------

     As at June 30, 2003, the Company had current assets of $1,453,397 and current liabilities of $1,496,921, indicating a working capital deficit of $43,524. Current liabilities includes $208,734 in net amounts due to related parties which have been reflected classified as current liabilities, which could be settled on a longer term basis.

     For the six month period ended June 30, 2003, cash provided by operating activities amounted to $110,438 primarily as a result of non cash items adjustments and various changes in working capital accounts. Cash used in investing activities during the six month period ended June 30, 2003 amounted to $94,155 and represented additions to capital assets and bank indebtedness assumed in the Prime Wireless acquisition. Cash used in financing activities during the six month period ended June 30, 2003 amounted to $16,279 representing a net increase in notes payable and lease obligations of $19,158 offset by a decrease in bank indebtedness of $35,437.

     Management plans to aggressively grow the wireless business through additional lines of products and acquisitions. The Company has unutilized lines of credit that could be called upon to finance incremental working capital requirements. Management has held discussions on increasing the working capital lines of credit to the maximum extent of its liquid assets and expects to have new bank lines in place shortly.

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

     FORWARD LOOKING COMMENTS
     ------------------------

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

     ITEM 3. CONTROLS AND PROCEDURES.
     -------------------------------

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

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.
--------------------------

     To the knowledge of the Company, there are no material pending legal proceedings to which the Company is a party or of which any of its property is subject.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.
--------------------------------------------------

     None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
----------------------------------------

     None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

     None

ITEM 5.  OTHER INFORMATION.
--------------------------

     None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
-----------------------------------------

(a)  EXHIBITS.

     Exhibit 3.1 Certificate of Incorporation as currently in effect. (1)

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

     Exhibit 10.3 Purchase and Sale Agreement by and between the Registrant and Pivotal Self-Service Technologies
                                Inc. dated March 13, 2003 (2)

     Exhibit 10.4               A.C. Simmonds & Sons Tradename Purchase and Sale
                                Agreement dated August 7, 2003. *

     Exhibit 99.1               Certification pursuant to 18 U.S.C. Section
                                1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *


     (1) Incorporated by reference to the exhibits of the Company's Form SB-2, filed on February 26, 2001.

     (2) Incorporated by reference to the exhibits of the Company's Form 10QSB filed on May 15 2003

     *    Filed herewith.


(b)  REPORTS ON FORM 8-K.

     Acquisition of Prime Wireless Inc. - filed on April 2, 2003.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  AUGUST 14, 2003              BY:     /s/ John G. Simmonds
                                            ----------------------------
                                            John G. Simmonds
                                            Chairman/CEO/Director


DATE:  AUGUST 14, 2003              BY:     /s/ Gary N. Hokkanen
                                            ----------------------------
                                            Gary N. Hokkanen
                                            CFO


                    PRINCIPAL EXECUTIVE OFFICER CERTIFICATION

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

Date:  August 14, 2003              By:     /s/ John G. Simmonds
                                            ----------------------------
                                            John G. Simmonds
                                            Principal Executive and
                                            Financial Officer



                    PRINCIPAL FINANCIAL OFFICER CERTIFICATION

I, Gary N. Hokkanen, certify that:

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

Date:  August 14, 2003              By:     /s/ Gary N. Hokkanen
                                            ----------------------------
                                            Gary N. Hokkanen
                                            Principal Financial Officer