Form 10QSB
period 2003-09-30
WIRELESS AGE COMMUNICATIONS INC
filed 2003-11-14
CIK 1130131

    As filed with the Securities and Exchange Commission on November 14, 2003


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

                For the Quarterly Period Ended September 30, 2003

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

                     YES  X                         NO __
                         ---

The number of shares of common stock outstanding as of September 30, 2003:
19,304,104

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        WIRELESS AGE COMMUNICATIONS, INC.




                                      INDEX



    PART I          FINANCIAL INFORMATION

    Item 1.         Financial Statements (unaudited)
                           Consolidated Balance Sheet.......................................................   3
                           Consolidated Statements of Operations and Comprehensive (Loss)...................   4
                           Consolidated Statements of Cash Flows............................................   5
                           Notes to Consolidated Financial Statements.......................................   6

    Item 2.         Management's Discussion and Analysis or Plan of Operation...............................  11


    Item 3.         Controls and Procedures.................................................................  18

    PART II.        OTHER INFORMATION

    Item 1.         Legal Proceedings.......................................................................  19

    Item 2.         Change in Securities and Use of Proceeds................................................  19

    Item 3.         Defaults Upon Senior Securities.........................................................  19

    Item 4.         Submission of Matters to a Vote of Security Holders.....................................  19

    Item 5.         Other Information.......................................................................  19

    Item 6.         Exhibits and Reports on Form 8-K........................................................  20
                              A)  Exhibit Schedule
                              B)  Reports Filed on Form 8-K

    Signatures..............................................................................................  21

                          PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS


                        WIRELESS AGE COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2003
                                   (UNAUDITED)



ASSETS

Current Assets:
    Cash                                                                                                 $   99,161
    Receivables                                                                                           1,273,915
    Inventory                                                                                             1,187,043
    Prepaid expenses                                                                                        165,167
--------------------------------------------------------------------------------------------------------------------
Total current assets                                                                                      2,725,286

Capital assets, net                                                                                         401,408
Other assets (note 7)                                                                                     4,625,209

--------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                             $7,751,903
--------------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued liabilities                                                              $2,179,363
     Income taxes payable                                                                                   102,019
     Customer deposits                                                                                        9,541
     Due to related parties                                                                                 210,910
     Current portion of long-term debt (note 9)                                                             300,802
--------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                                 2,802,635

Long-term debt (note 9)                                                                                     259,129
Non-controlling interest                                                                                     71,105
--------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                                         3,132,869
--------------------------------------------------------------------------------------------------------------------

Stockholders' equity (note 10)
   Preferred stock, $0.001 par value, 10,000,000 shares authorized, No
   shares issued and outstanding                                                                                  -
   Common stock, $0.001 par value, 100,000,000 shares authorized,
   19,304,104 shares issued and outstanding at September 30, 2003                                            19,304
   Additional paid-in capital                                                                             4,358,308
   Common stock subscribed                                                                                  151,200
   Retained earnings                                                                                         24,326
   Accumulated other comprehensive income                                                                    65,868
--------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                                4,619,034
====================================================================================================================
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                               $7,751,903
====================================================================================================================

                 See accompanying notes to financial statements.

                        WIRELESS AGE COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)


                                                                 Three Months Ended              Nine Months Ended
                                                                    September 30,                   September 30,
                                                                    2003           2002             2003           2002
                                                                    ----           ----             ----           ----

 Sales                                                        $2,604,133         $    -       $5,910,267         $    -

 Cost of goods sold                                            1,476,449              -        3,147,439              -
 -----------------------------------------------------------------------------------------------------------------------

 Gross profit                                                  1,127,684              -        2,762,828              -
 -----------------------------------------------------------------------------------------------------------------------

 Expenses:
     Selling and administrative expenses                         944,159          5,499        2,292,733         21,386
     Amortization                                                 68,538              -          184,216              -
     Interest                                                     25,101              -           56,943              -
 -----------------------------------------------------------------------------------------------------------------------
 Total expenses                                                1,037,798          5,499        2,533,892         21,386

 -----------------------------------------------------------------------------------------------------------------------
 Income (loss) from operations                                    89,886        (5,499)          228,936       (21,386)
 -----------------------------------------------------------------------------------------------------------------------

 Other (income) expenses
     Foreign exchange loss                                         2,885              -           74,981              -
     Management fee income                                      (10,270)              -         (40,524)              -
 -----------------------------------------------------------------------------------------------------------------------
                                                                 (7,385)              -           34,347              -
 -----------------------------------------------------------------------------------------------------------------------

 Income (loss) before income taxes
 and non-controlling interest                                     97,271        (5,499)          194,479       (21,386)

     Income taxes                                                 37,414              -           92,187              -
 -----------------------------------------------------------------------------------------------------------------------

 Income (loss) before non-controlling interest                    59,857        (5,499)          102,292       (21,386)

     Non-controlling interest                                    (4,035)              -          (7,737)              -
 -----------------------------------------------------------------------------------------------------------------------

 Net income (loss)                                               $55,822       $(5,499)          $94,555      $(21,386)
 =======================================================================================================================

 Basic net income(loss) per share of common                        $0.00        $(0.00)            $0.00        $(0.00)
 stock
 Diluted net income(loss) per share of common                      $0.00        $(0.00)            $0.00        $(0.00)
 stock
 Weighted average shares outstanding
     Basic                                                    18,220,772     12,325,000       16,859,661      7,144,890
     Diluted                                                  18,387,439     12,325,000       16,915,217      7,144,890

                                                                         Comprehensive
                                                                         Income (Loss)

 Net  income (loss)                                              $55,822       $(5,499)          $94,555      $(21,386)
 Other comprehensive income (loss):
 Foreign exchange translation gain (loss)                        (2,738)              -           73,930              -
 -----------------------------------------------------------------------------------------------------------------------
 Comprehensive income (loss)                                     $53,084       $(5,499)         $168,485      $(21,386)
 -----------------------------------------------------------------------------------------------------------------------


                 See accompanying notes to financial statements.

                        WIRELESS AGE COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)


                                                                                                 Nine Months Ended
                                                                                                    September 30,

                                                                                                    2003         2002
   -------------------------------------------------------------------------------------------------------------------
   CASH FLOWS FROM OPERATING ACTIVITIES
       Net income (loss)                                                                         $94,555    $(21,386)
       Adjustments to reconcile net loss
         to net cash provided by (used in) operating
         activities:
                    Amortization                                                                 184,215            -
                    Foreign exchange loss                                                         79,553            -
                    Non-controlling interest share of income                                       7,737            -

        Changes in working capital accounts:
                    Accounts receivable                                                        (574,949)        (336)
                    Inventory                                                                  (739,357)            -
                    Prepaid expenses                                                             (3,659)          200
                    Accounts payable and accrued liabilities                                   1,509,365     (14,577)
                    Income taxes payable                                                          63,844            -
                    Due to related parties                                                       134,832      (5,164)
                    Customer deposits                                                              1,239            -
   -------------------------------------------------------------------------------------------------------------------
   Net cash provided by (used in) operating activities                                           757,375     (41,263)
   ===================================================================================================================
   CASH FLOWS FROM INVESTING ACTIVITIES
             Additions to capital assets                                                       (215,589)            -
             Other assets                                                                       (12,486)            -
             Bank indebtedness assumed on business combination                                    19,848            -

   -------------------------------------------------------------------------------------------------------------------
   Net cash used in financing activities                                                       (208,227)            -
   -------------------------------------------------------------------------------------------------------------------
   CASH FLOWS FROM FINANCING ACTIVITIES
             Decrease in bank indebtedness                                                     (242,685)            -
             Decrease in long-term debt and obligations
             under capital leases                                                              (207,302)            -
             Issuance of common stock                                                                  -       73,250
   -------------------------------------------------------------------------------------------------------------------
   Net cash provided by financing activities                                                   (449,987)       73,250
   -------------------------------------------------------------------------------------------------------------------

   -------------------------------------------------------------------------------------------------------------------
   Increase in cash                                                                               99,161       31,987
   ===================================================================================================================
   CASH, beginning of period                                                                           0          116
   ===================================================================================================================
   CASH, end of period                                                                           $99,161      $32,103
   ===================================================================================================================

Non cash transactions:

During the nine month period ended September 30, 2003 the Company:

     - Issued 1,500,000 shares of its common stock to purchase all of the issued and outstanding common shares of Prime Wireless Inc. and certain intangible assets. Prime Wireless had net asset deficiency of $5,387 and the Company has valued the intangible assets at $395,387.
     - Issued 1,500,000 shares of its common stock to purchased a trade-name, other intellectual property rights, and goodwill of A.C. Simmonds & Sons valued at $4,960,000.
     - Issued 1,000,000 shares of its common stock and 1,000,000 preferred shares of a wholly owned subsidiary which are exchangeable for 1,000,000 shares of the Company's common stock to purchase all of the issued and outstanding common shares of Wireless Source Distribution Ltd. Wireless Source had a net asset deficiency of $94,060 and the Company has valued the intangible assets at $2,833,560.
     - Issued 120,000 shares of its common stock for consulting services valued at $151,200.

During the nine month period ended September 30, 2003, cash paid for taxes was $13,194 and $37,414 for interest.



                 See accompanying notes to financial statements.

                        WIRELESS AGE COMMUNICATIONS, INC.

                   Notes to Consolidated Financial Statements
                               September 30, 2003
                                   (Unaudited)

NOTE 1 - BASIS OF PRESENTATION AND BUSINESS OPERATIONS

         The accompanying unaudited consolidated financial statements of Wireless Age Communications Inc., (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2002.

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

NOTE 2 - RECENT DEVELOPMENTS

         PRIME WIRELESS ACQUISITION

         On March 13, 2003, the Company closed an agreement whereby it acquired all the issued and outstanding common shares of Prime Wireless Inc. ("Prime Wireless") from Pivotal Self-Service Technologies Inc. (an entity listed on the OTCBB under the symbol "PVSS") in exchange for 1,500,000 shares of the Company's common stock. Prime Wireless generates revenue from its exclusive distribution agreement for Canada with Vertex Standard Inc., a company experiencing significant growth in market share in the land mobile radio (LMR) business worldwide. In addition, Prime Wireless owns the trademarks, inventory, and tooling for Midland(TM). Concurrent with acquisition of Prime Wireless, Mr. John
G. Simmonds, was
appointed Chairman of the Board of Directors and was also appointed Chief Executive Officer of the Company. Mr. Simmonds is also Chairman and CEO of Pivotal Self-Service Technologies Inc.

         WIRELESS SOURCE ACQUISITION

         On September 19, 2003, the Company closed the acquisition of Wireless Source Distribution Ltd. ("Wireless Source"). Wireless Source is a distributor of certain prepaid long distance telephone cards and certain ancillary communications accessory products. The Company acquired 50% of the issued and outstanding common shares of Wireless Source from 101016305 Sasktachewan Ltd. ("101016305 Saskatchewan") in exchange for 1,000,000 shares of the Company's common stock and the remaining 50% from Dallas L. Robinson in exchange for 1,000,000 preferred shares of a new wholly owned subsidiary of the Company called 1588102 Ontario Inc. ("1588102 Ontario"). 101016305 Saskatchewan is solely owned by Robert Sim who is a director of the Company. Dallas L. Robinson is the President of Wireless Age Canada.

         A.C. SIMMONDS & SONS ACQUISITION

         On July 25, 2003, the Company entered into a Trade-Name Purchase and Sale Agreement to acquire the tradename, A.C. Simmonds & Sons, from Pine Ridge Holdings Ltd. ("Pine Ridge") in exchange for 1,500,000 shares of the Company's common stock. Pine Ridge is solely owned by David C. Simmonds an individual related to John Simmonds, the Company's Chief Executive Officer.

         On July 2, 2003, the Company entered into an Agreement with Pine Ridge to assume or acquire all of the current lines of business operated by Pine Ridge under the tradename A.C. Simmonds & Sons and all computers, office equipment, furniture, warehouse equipment, and software licenses utilized by A.C. Simmonds & Sons (collectively, the "A.C. Simmonds & Sons Business" and, together with Wireless Source, the "Acquired Businesses"). The A.C. Simmonds & Sons Business consists primarily of the sale of electronics products to certain customers and clients. The Company acquired A.C. Simmonds & Sons' inventory on consignment. In addition, the Company hired certain employees of A.C. Simmonds & Sons effective June 30, 2003, including David Simmonds as President of the new operating division to be known as A.C. Simmonds & Sons. Since July 2, 2003, and in anticipation of the acquisition of Wireless Source, the Company operated the A.C. Simmonds & Sons Business through financing from Wireless Source, and, upon the Company's acquisition of Wireless Source on September 19, 2003, the A.C. Simmonds & Sons Business became a division of Wireless Source.

         ALLCAN PROPOSED ACQUISITION

         On October 14, 2003, the Company announced that it had signed a Letter of Intent to acquire Allcan Electronic Distributors of Edmonton, Alberta ("Allcan"). Allcan is a wholesale distributor of wireless communication, data and cellular support equipment. Allcan has been operating for the past 25 years and focuses on two core market segments, the supply and servicing of two-way radio and cellular dealers, and the supply and servicing of wireless data products for the industrial automation market.

         Management believes the acquisition is an integral part of the company's growth strategy and anticipates that Allcan will add approximately CAD$5 million to Wireless Age's top line revenue over the coming twelve months. The Company intends to capitalize on the expanded dealer base that the Allcan business will provide, as well as the new products and expertise that Allcan will be able to deliver to the Company's wholesale customer base.

         The company anticipates that the transaction, subject to all necessary approvals, will be completed during the fourth quarter of 2003.

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

         CONSOLIDATED FINANCIAL STATEMENTS

         The consolidated financial statements include the accounts of the Company, its wholly-owned inactive subsidiary DB Sim Holdings Ltd. ("DB Sim"), its 89% owned subsidiary Wireless Age Canada, effective March 13, 2003, its wholly-owned subsidiary Prime Wireless, effective September 19, 2003, its wholly subsidiaries Wireless Source and 1588102 Ontario. Wireless Age Canada, DB Sim and Wireless Souce are incorporated under the laws of the province of Saskatchewan, Canada. Prime Wireless and 1588102 Ontario are incorporated under the laws of the Province of Ontario, Canada.

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

         FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying value of cash, receivables, accounts payable and accrued liabilities, income taxes payable and customer deposits approximates fair value because of the short maturity of these instruments. The carrying value of long-term debt, obligations under capital lease and due to related parties also approximates fair value. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risk arising from these financial instruments.

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

         RECENT ACCOUNTING PRONOUNCEMENTS

         In April 2003, the Financial Accounting Standards Board ("FASB") issued SFAS 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". This Statement improves and clarifies financial reporting for derivative instruments and hedging activities under SFAS 133 "Accounting for Derivative Instruments and Hedging Activities".

         In May 2003, the FASB issued SFAS 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". This Statement requires a number of defined financial instruments to be classified as liabilities instead of equity.

         Management does not expect that the adoption of SFAS 149 and 150 will have a material effect on the Company's operations or financial position.


NOTE 4 - ACQUISITION OF PRIME WIRELESS

         On March 13, 2003, the Company acquired all of the issued and outstanding common shares of Prime Wireless Inc. As total consideration issued 1,500,000 common shares of the Company valued at $390,000. The consolidated financial statements include the operating results of Prime Wireless from the date of acquisition, March 13, 2003.

         The business combination is accounted for using the purchase method. The fair value of the assets and liabilities acquired are as follows:

            Current assets                                   $ 14,832
            Capital assets                                      1,131
            Intangible assets                                 395,387
                                                             --------
                                                              411,350
            Current liabilities                                21,350
                                                             --------
            Net assets acquired at fair values               $390,000
                                                             ========

            Total consideration:
            1,500,000 common shares                          $390,000
                                                             ========

         The excess of purchase price over net assets acquired has been allocated to intangible assets and represents mainly Midland tooling, trade name and intellectual property associated with the Prime Wireless acquisition.

NOTE 5 - ACQUISITION OF WIRELESS SOURCE

         On September 19, 2003, the Company acquired all of the issued and outstanding common shares of Wireless Source.

         The acquisition was consummated through a series of agreements. On September 19, 2003 the Company and 1588102 Ontario entered into a Share Exchange Agreement with Dallas L. Robinson under which 1588102 Ontario issued 1,000,000 preferred shares of itself to Dallas L. Robinson for 50 class B common shares of Wireless Source. The preferred shares carry several rights but are primarily exchangeable into 1,000,000 shares of the Company's common stock. The Company also entered into a Stock Purchase Agreement with 101016305 Saskatchewan under which the Company issued 1,000,000 shares of the Company's common stock to 101016305 Saskatchewan in exchange for 50 class B common shares of Wireless Source.

         In addition, on July 2, 2003, the Company entered into an Agreement with Pine Ridge to assume or acquire the A.C. Simmonds & Sons Business. Since July 2, 2003, and in anticipation of the acquisition of Wireless Source, the Company operated the A.C. Simmonds & Sons Business through financing from Wireless Source, and, upon the Company's acquisitiion of Wireless Source on September 19, 2003, the A.C. Simmonds & Sons Business became a division of Wireless Source.

         As total consideration the Company issued 1,000,000 shares of the Company's common stock and 1,000,000 preferred shares of 1588102 Ontario in total valued at $2,740,000. The consolidated financial statements include the operating results of Wireless Source from September 1, 2003.

         The business combination is accounted for using the purchase method. The fair value of the assets and liabilities acquired are as follows:

      Current assets                                                  $  885,869
      Capital assets                                                       9,301
      Intangible assets and goodwill                                   2,833,560
                                                                      ----------
                                                                       3,728,730
      Current liabilities                                                988,730
                                                                      ----------
      Net assets acquired at fair values                              $2,740,000
                                                                      ==========

      Total consideration:
      1,000,000 common shares of the Company
      and 1,000,000 preferred shares of 1588102 Ontario               $2,740,000
                                                                      ==========

         The excess of purchase price over net assets acquired has been allocated to intangible assets, representing the trade-name iMobile, other intellectual property associated with the acquisition and goodwill.

NOTE 6 - ACQUISITION OF A.C. SIMMONDS & SONS TRADENAME

         On July 25, 2003, the Company acquired the tradename, A.C. Simmonds & Sons, from Pine Ridge in exchange for 1,500,000 shares of the Company's common stock.

         The acquistion is accounted for using the purchase method. The fair value of the assets and liabilities acquired are as follows:

            Intangible assets                             $960,000
                                                          --------
            Net assets acquired at fair values            $960,000
                                                          ========

            Total consideration:
            1,500,000 common shares                       $960,000
                                                          ========

         The excess of purchase price over net assets acquired has been allocated to intangible assets and represents the trade name "A.C. Simmonds and Sons" and goodwill associated with the trade-name.

NOTE 7 - OTHER ASSETS

                                                                      Accumulated
                                                             Cost     Amortization      Net
                                                         ----------   ------------   ----------
            Residual premiums                            $  791,867     $516,809     $  275,058
            MTS agency fee                                  237,056       76,302        160,754
            Prime Wireless intangible assets                395,837         --          395,837
            A.C. Simmonds and Sons intangible assets
                                                            960,000         --          960,000
            Wireless Source intangible assets
                                                          2,833,560         --        2,833,560
                                                         ----------     --------     ----------
                                                         $5,218,320     $593,511     $4,625,209
                                                         ==========     ========     ==========


NOTE 8 - PROFORMA INFORMATION


         The following unaudited proforma consolidated amounts give effect to the Wireless Age Canada, Prime Wireless, Wireless Source and A.C. Simmonds & Sons acquisitions as if they had occurred on January 1, 2002.

                                       Three months     Nine months     Three months      Nine months
                                          ended            ended            ended            ended
                                        Sept. 2003      Sept. 2003       Sept. 2002        Sept. 2002
                                      --------------- ---------------- ---------------- -----------------
            Revenues                     $3,495,235      $8,128,562       $1,590,044       $4,354,579
            Net income(loss)                (29,961)         61,759           54,830           72,292

            Basic earnings (loss)
            per share                        $(0.00)          $0.00            $0.00            $0.00
            Diluted earnings (loss)
            per share                        $(0.00)          $0.00            $0.00            $0.00


NOTE 9 - LONG-TERM DEBT



            Agency fee repayable in semi-annual payments of
            $26,669 (CDN$36,000) (principal CDN$136,321)
            including interest at 4.4% per annum, unsecured                       $ 100,987

            Note payable, secured by common shares of Wireless Age Canada, repayable in one instalment payment of $54,503 (CDN$80,000) on
            April 30, 2003 and the balance in monthly instalment payments of
            $8,330 (CDN$11,244) commencing June 1, 2003 including interest at
            6% per annum (principal CDN$339,318)                                    251,367

            Note payable, secured by common shares of Wireless Age Canada, non-interest bearing and repayable in monthly installments
            of $10,032 (CDN$13,542) principal CDN$ 121,875)                          90,285

            Term loan payable, secured by a general security agreement with
            Wireless Age Canada, bearing interest at Canadian Bank prime plus
            2.5% per annum and repayable in monthly principal installments of
            $6,173 (CDN$8,333) (principal CDN$ 158,335)                             117,292
                                                                                  ---------
                                                                                    559,931

            Less:  current portion:                                                (300,802)
                                                                                  ---------
                                                                                  $ 259,129
                                                                                  =========



NOTE 10 - STOCKHOLDERS' EQUITY

                                                                                                     (Accumulated
                                                               Additional           Common            Deficit)/
                                                 Common          paid in            Stock             Retained
                                                 stock           Capital          Subscribed          Earnings
                                             --------------- ---------------- ------------------- -------------------
   Balance - December 31, 2002                    $15,304         $272,308                 --            $(70,229)
                                             --------------- ---------------- ------------------- -------------------
   1,500,000 common shares issued in
   acquisition of
   Prime Wireless                                   1,500          388,500                 --                  --
   Net income                                          --               --                 --              19,301

                                             --------------- ---------------- ------------------- -------------------
   Balance - March 31, 2003                        16,804          660,808                  -             (50,928)
                                             --------------- ---------------- ------------------- -------------------
   Net income                                          --               --                 --              19,432
                                             --------------- ---------------- ------------------- -------------------
   Balance - June 30, 2003                        $16,804         $660,808                 --            $(31,496)
                                             --------------- ---------------- ------------------- -------------------
   1,500,000 common shares issued in
   acquisition of
   trade-name                                       1,500          958,500                  --                  --
   1,000,000 common shares issued in
   acquisition of
   Wireless Source                                  1,000        2,739,000                  --                  --
   120,000 common shares subscribed
   for consulting services                                                                                      --
   provided (1)                                                                       151,200
   Net income                                          --               --                  --              55,822
                                             --------------- ---------------- ------------------- -------------------
   Balance - September 30, 2003                   $19,304       $4,358,308           $151,200              $24,326
                                             =============== ================ =================== ===================


(1) Common stock subscribed represents 120,000 common shares earned for consulting services provided prior to September 30, 2003. Common shares were issued during the month of October 2003.

NOTE 11 - SUBSEQUENT EVENT

         On October 1, 2003, the Company entered into a one year consulting services agreement with a third party under which it issued 2-year warrants to purchase 100,000 common shares at $2.00 per share and agreed to pay a monthly fee of $7,336.

NOTE 12 - RELATED PARTY ACTIVITY

         During the three month period ended September 30, 2003, the Company paid management fees of $112,515 to Simmonds Capital Limited (SCL) for the services of executive level management. The Company is committed to pay management fees to SCL of $35,000 per month. The Company also paid $14,672 to an entity for management services of an individual who is also a director.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         OVERVIEW

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

         The Company is in the process of executing an aggressive growth strategy. The Company has completed three acquisitions, has announced a fourth and has targeted other acquisition opportunities that will be announced over the next twelve months.

         The completed acquisitions are as follows:

         1. PRIME WIRELESS CORPORATION. On March 13, 2003, the Company acquired Prime Wireless which is in the business of distributing Vertex-Standard two-way radios on a commission rep basis in Canada. The Prime Wireless acquisition also included the trade-name Midland in the context land mobile radio sales world-wide and a business relationship with Vertex-Standard that the Company has plans to exploit more fully in the North American marketplace.

         2. WIRELESS SOURCE DISTRIBUTION LTD. On September 19, 2003, the Company acquired Wireless Source which is in the business of distributing prepaid cellular cards and other cellular and land mobile radio accessories. Wireless Source will serve as the base for further acquisitions in the wholesale distribution arena.

         3. A.C. SIMMONDS & SONS. Effective July 2, 2003, the Company acquired the trade-name and business of A.C. Simmonds & Sons. A.C. Simmonds & Sons distributes electronic component primarily in Canada and also is an agent of Prime Battery Products (a related party) selling battery products to the industrial and consumer marketplace in Canada. The A.C. Simmonds & Sons business was operated as a division of Wireless Source primarily due to the financing available through Wireless Source.

         In addition the Company has announced the following proposed acquisition:

         1. ALLCAN ELECTRONIC DISTRIBUTORS. On October 14, 2003, the Company announced that it had signed a Letter of Intent to acquire Allcan Electronic Distributors of Edmonton, Alberta ("Allcan"). Allcan is a wholesale distributor of wireless communication, data and cellular support equipment. Allcan focuses on two core market segments, the supply and servicing of two-way radio and cellular dealers, and the supply and servicing of wireless data products for the industrial automation market. The company anticipates that the transaction, subject to all necessary approvals, will be completed during the fourth quarter of 2003.

         Separate from these acquisition the Company operates a successful chain of Wireless Retail stores in Western Canada through its 89% owned subsidiary Wireless Age Communications Ltd.

         RESULTS OF OPERATIONS

         FOR THE THREE MONTH PERIOD ENDED SEPTEMBER 30, 2003 AND 2002

         The Company recorded net income of $55,822 during the three month period ended September 30, 2003 compared to a net loss of $5,499 in the comparative period a year ago. The current year's net income arises from the financial operating results of the Company's subsidiaries operating in the wireless communications sector and the loss in the comparative period in the prior year arose from the Company's efforts in the mineral exploration sector.

         Revenues during the three month period ended September 30, 2003 were $2,604,133 up from $1,897,310 in the second quarter and $1,408,824 during the first quarter of fiscal 2003. Revenues during the three month period ended June 30, 2002 were zero. Revenues of the Retail business were $2,111,424 and revenues of combined wholesale business were $492,709 during the current quarter. All of the wholesale revenues were derived from acquisitions completed during the current fiscal year. Of the combined wholesale revenues $455,423 was from the acquisitions completed during the current quarter and do not represent a full quarter's revenues.

         Revenues of the Retail business during the current quarter can be broken down into the following subcategories:

            Cellular hardware, radios and accessories     $1,468,052

            Activation Commissions and Residuals             566,177
            Equipment Rental                                  77,205
                                                          ----------
            Total Revenue                                 $2,111,424


         Revenues of Wholesale business during the current quarter were $492,709 and represent the sale of prepaid cellular cards, accessories, batteries (and other ancillary items) and commissions earned from selling Vertex-Standard two-way radios in Canada.

         Gross profit during the three month period ended September 30, 2003 was $1,127,684 up from $927,024 during the second quarter and $708,120 during the first quarter of the current fiscal year. Revenues in the comparative period in the prior year were zero. Gross profit as a percentage of sales was 43.3% during the three month period ended September 30, 2003, 48.9% in the second quarter and 50.3% in the first quarter of fiscal 2003. The declining gross profit on a percentage of sales basis is the result of more of the Company's revenue derived from wholesale business each quarter. Retail business gross profits are affected by cellular activation commissions and residual payments that do not have a specific cost of sale charged against the revenue.

         Total expenses during the three month period ended September 30, 2003 were $1,037,798 compared to $5,499 during the three month period ended September 30, 2002.

         Selling and administrative expenses increased from $5,499 during the three month period ended September 30, 2002 to $944,159 during the three month period ended September 30, 2003. Administrative expenses, during the three month period ended September 30, 2002, included management fees of $2,500, professional fees totaling $2,933, transfer agent fees of $45 and miscellaneous expenses of $21. Selling and administrative expenses during the three month period ended September 30, 2003, included:

            Management fees                             130,855
            Advertising & Promotion                      11,003
            Insurance, licenses and taxes                 6,261
            Office & general                             34,358
            Professional fees                            81,887
            Rent                                         82,836
            Repairs & maintenance                         6,553
            Telephone & Utilities                        25,517
            Travel & Auto                                46,018
            Wages & Benefits                            445,049
                                                        -------
            Total                                       944,159

         Earnings before interest, taxes, depreciation (EBITDA) and amortization during the three month period ended September 30, 2003 was $190,910 compared to $131,190 during the three month period ended June 30, 2003, representing a 45.5% quarter over quarter increase.

         Amortization expense during the three month period ended September 30, 2003 was $68,538 compared to zero during the comparative period in the prior year. Amortization expense represents the continued amortization of the Company's capital and other assets acquired in acquisitions ($52,854) and the amortization of fair market value of the residual premiums acquired in the Wireless Age Canada acquisition ($15,684) which the Company is amortizing over five years.

         Interest expense totaled $25,101 during the quarter ended September 30, 2003 and zero during the quarter ended June 30, 2002. Interest expense is recorded by the Company on certain bank indebtedness, term loans and notes payable. Certain of the notes payable are non-interest bearing, other notes have fixed interest rates between 4.4% and 6%, bank lines of credit and terms loans are at Canadian Prime + 3% and Canadian Prime +2.5%.

         Other income totaled $7,385 during the three month period ended September 30, 2003 and compared to zero in the comparative period in the prior year. The current quarter's other income consisted of foreign exchange losses of $2,885 arising from translation of Canadian dollar denominated liabilities translated to the home currency in a period of declining home currency values and management fees earned from related parties totaling $10,270.

         The Company has recorded an income tax expense of $37,414, during the three month period ended September 30, 2003, representing taxes payable arising from Wireless Age Canada. The Company did not record any income tax expense in the comparative period in the prior year due to the net loss position.

         The Company also recorded a $4,035 reduction of income representing the non-controlling interest in Wireless Age Canada. The Company holds an 89% ownership position in Wireless Age Canada.

         Basic earnings per share for the three month period ended September 30, 2003 was $0.00. Basic net loss per share was also $(0.00) during the three month period ended September 30, 2002.

         FOR THE NINE MONTH PERIOD ENDED SEPTEMBER 30, 2003 AND 2002

         The Company recorded net income of $94,555 during the nine month period ended September 30, 2003 compared to a net loss of $21,386 in the comparative period a year ago. The current year's net income arises from the financial operating results of the Company's subsidiaries operating in the wireless communications sector and the loss in the comparative period in the prior year arose from the Company's efforts in the mineral exploration sector. The Retail business, which the Company owns an 89% interest in, was acquired in October 2002 and therefore the Consolidated Statement of Operations includes three full quarters of its financial operating results. The Wholesale businesses were acquired during the current year and therefore do not represent a full three quarters operating results. Prime Wireless was acquired on March 13, 2003 and the remaining Wholesale businesses were acquired on September 19, 2003.

         Revenues during the nine month period ended September 30, 2003 were $5,910,267 compared to zero during the six month period ended September 30, 2002. Revenues of the Retail business were $5,382,554 and revenues of the Wholesale businesses were $527,713 during the first three quarters of 2003. Of the Wholesale business revenue, $455,423 was derived from businesses acquired during the month of September 2003.

         Revenues of Retail business during the nine month period ended September 30, 2003 can be broken down into the following subcategories:

            Cellular hardware, radios and accessories               $3,654,492
            Activation Commissions and Residuals                     1,565,175
            Equipment Rental                                           162,887
                                                                    ----------
            Total Revenue                                           $5,382,554

         Revenues of the Wholesale businesses during the first three quarters of 2003 were $527,713 and represent the sale of prepaid cellular cards, accessories, batteries (and other ancillary items) and commissions earned from selling Vertex-Standard two-way radios in Canada.

         Gross profit during the nine month period ended September 30, 2003 was $2,762,828 compared to zero in the comparative period in the prior year. Gross profit as a percentage of sales was 46.7%.

         Total expenses during the nine month period ended September 30, 2003 were $2,533,892 compared to $21,386 during the nine month period ended September 30, 2002.

         Administrative expenses, during the nine month period ended September 30, 2002, included management fees of $10,000, professional fees totaling $9,819, transfer agent fees of $775 and miscellaneous expenses of $792. Selling and administrative expenses during the nine month period ended September 30, 2003, included:

            Management fees                               230,525
            Advertising & Promotion                       195,709
            Bad debts                                      11,097
            Insurance, licenses and taxes                  22,454
            Office & general                               99,035
            Professional fees                             173,132
            Rent                                          230,518
            Repairs & maintenance                          10,831
            Telephone & Utilities                          51,959
            Travel & Auto                                 109,670
            Wages & Benefits                            1,157,803
                                                        ---------
            Total                                       2,292,733


         EBITDA during the nine month period ended September 30, 2003 was $435,638 compared to a loss of $21,386 in the comparative period a year ago.

         Amortization expense during the nine month period ended September 30, 2003 was $184,216 compared to zero during the comparative period in the prior year. Amortization expense represents the continued amortization of the Company's capital and other assets acquired in acquisitions ($137,164) and the amortization of fair market value of the residual premiums acquired in the Wireless Age Canada acquisition ($47,052) which the Company is amortizing over five years.

         Interest expense totaled $56,943 during the nine month period ended September 30, 2003 and zero during the nine month period ended June 30, 2002. Interest expense is recorded by the Company on bank indebtedness, term loans and notes payable.

         Other expenses totaled $34,347 during the nine month period ended September 30, 2003 and compared to zero in the comparative period in the prior year. The current period's other expenses consisted of foreign exchange losses of $74,981 arising from translating Canadian Dollar denominated liabilities translated into US Dollars during a period when the Canadian Dollar has weakened vis-a-vis the US Dollar and management fees earned from related parties totaling $40,524.

         The Company has recorded an income tax expense of $92,187, during the nine month period ended September 30, 2003, representing taxes payable arising from Wireless Age Canada. The Company did not record any income tax expense in the comparative period in the prior year due to the net loss position.

         The Company also recorded a $7,737 reduction of income representing the non-controlling interest in Wireless Age Canada. The Company holds an 89% ownership position in Wireless Age Canada.

         Basic earnings per share for the nine month period ended September 30, 2003 was $0.00. Basic net loss per share was also $(0.00) during the nine month period ended September 30, 2002.


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

         FINANCIAL CONDITION

         Total assets increased from $ $2,658,944 as at June 30, 2003 to $7,751,903 at September 30, 2003. The increase is the result of the acquisition of Wireless Source and the A.C. Simmonds & Sons business. Current assets increased from $1,453,397 at June 30, 2003 to $2,725,286 as at September 30, 2003. Net capital assets increased from $340,190 at June 30, 2003 to $401,408 at September 30, 2003. Other assets with primarily represent intangible assets acquired increased from $865,357 to $4,625,209 during the current quarter. Please refer to notes 5 and 6 for further detail on assets acquired.

         Total liabilities increased from $1,944,194 at June 30, 2003 to $3,132,869 at September 30, 2003. Current liabilities increased from $1,496,921 at June 30, 2003 to $2,802,635 at September 30, 2003. Long term liabilities, consisting of long term debt and non-controlling interest decreased from a combined amount of $ $447,273 as at June 30, 2003 to $330,234 at September 30, 2003.

         The increase in current liabilities is primarily attributable to the acquisitions made during the quarter and the rising level of operations the Company is experiencing.

          Long term debt decreased from $380,203 as at June 30, 2003 to $259,129. The reduction is the result of normal contracted repayments made during the quarter. Non-controlling interest, which represents the amount of net assets owed to the party holding the remaining 11% of Wireless Age Canada, increased from $67,070 as at June 30, 2003 to $71,105 as at September 30, 2003 as a direct result of the profit generated by Wireless Age Canada during the three month period ended September 30, 2003.

         Stockholders' equity increased from $714,750 as at June 30, 2003 to $4,619,034 as at September 30, 2003. The increase is the result of the net income produced by the Company, an increase in other comprehensive income ($68,634 to $65,868) due to foreign currency translation adjustments, equity issued in acquisitions (see notes 5 and 6) and common shares issued for consulting services provided.

         LIQUIDITY AND CAPITAL RESOURCES

         As at September 30, 2003, the Company had current assets of $2,725,286 and current liabilities of $2,802,635, indicating a working capital deficit of $77,349 up slightly from $43,524 at the beginning of the quarter. Current liabilities includes $210,910 in net amounts due to related parties which have been reflected classified as current liabilities, which could be settled on a longer term basis.

         For the nine month period ended September 30, 2003, cash provided by operating activities amounted to $757,375 primarily as a result of non cash items adjustments and various changes in working capital accounts. Cash used in investing activities during the nine month period ended September 30, 2003 amounted to $208,227 and primarily represented additions to capital assets. Cash used in financing activities during the nine month period ended September 30, 2003 amounted to $449,987 representing net decreases in notes payable and lease obligations of $207,302 and $242,685 in bank indebtedness.

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

         Exhibit 10.3 Purchase and Sale Agreement by and between the Registrant and Pivotal Self-Service Technologies Inc. dated March 13, 2003, incorporated by reference to the exhibits of the Company's Form 10-QSB filed on May 15, 2003.

         Exhibit 10.4               A.C. Simmonds & Sons Tradename Purchase
                                    and Sale Agreement dated August 7, 2003, incorporated by reference to the exhibits of the Company's Form 10QSB filed on August 14, 2003.

         Exhibit 10.5 Share Exchange Agreement by and between the Registrant and Dallas L. Robinson dated September 19, 2003, incorporated by reference to the exhibits of the Company's Form 8-K filed on October 22, 2003.

         Exhibit 10.6 Support Agreement by and between the Registrant and the Registrant's wholly owned subsidiary 1588102 Ontario Inc., incorporated by reference to the exhibits of the Company's Form 8-K filed on October 22, 2003.

         Exhibit 10.7 Stock Purchase Agreement by and between the Registrant and 101016305 Saskatchewan Ltd. dated September 19, 2003.

         Exhibit 99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

         (1) Incorporated by reference to the exhibits of the Company's Form SB-2, filed on February 26, 2001.

         * Filed herewith.

(b)      REPORTS ON FORM 8-K.

         Acquisition of Wireless Source Distribution Ltd. - filed on October 22, 2003.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  NOVEMBER 14, 2003            BY:  /s/ JOHN G. SIMMONDS
                                         ----------------------------
                                         John G. Simmonds
                                         Chairman/CEO/Director


DATE:  NOVEMBER 14, 2003            BY:  /s/ GARY N. HOKKANEN
                                         ----------------------------
                                         Gary N. Hokkanen
                                         CFO


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

Date:  November 14, 2003          By: /s/ JOHN G. SIMMONDS
                                      ----------------------------
                                      John G. Simmonds
                                      Principal Executive and Financial Officer



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

Date:  November 14, 2003            By: /s/ GARY N. HOKKANEN
                                        ----------------------------
                                        Gary N. Hokkanen
                                        Principal Financial Officer