Form 10KSB
period 2003-12-31
WIRELESS AGE COMMUNICATIONS INC
filed 2004-03-30
CIK 1130131

     As filed with the Securities and Exchange Commission on March 30, 2004


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549

                                   FORM 10-KSB


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ending December 31, 2003           Commission File No. 001-31338


                        WIRELESS AGE COMMUNICATIONS, INC.
               (Exact name of registrant as specified in charter)

                              LENNOC VENTURES, INC.
                          (Former name, if applicable)

             NEVADA                                      98-0336674
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

             13980 JANE STREET                              905-833-0808
    KING CITY, ONTARIO, CANADA, L7B 1A3             (Registrant's Telephone No.
  (Address of Principal Executive Offices)               incl. area code)

     Securities registered pursuant to                           None
         Section 12(b) of the Act:

     Securities registered pursuant to            Common Stock, par value $0.001
         Section 12(g) of the Act:

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K SB( ).

For the fiscal year ended December 31, 2003, the Company's revenues from continuing operations were $9,268,569.

Based on the closing high bid price on January 27, 2004 of $3.48 per share of common stock, as reported by the NASD's OTC Bulletin Board, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $50,310,895.

On December 31, 2004, the number of shares outstanding of the registrant's Common Stock was 19,574,104.

Transitional Small Business Disclosure Format (Check One):    Yes    No  X

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

The business of Wireless Age Communications, Inc. ("Wireless Age" or the "Company")(formerly known as Lennoc Ventures, Inc.) is conducted through its 89% owned subsidiary, Wireless Age Communications Ltd. ("Wireless Canada") which is in the business of operating retail cellular and telecommunications outlets in cities in western Canada, and through its wholly owned subsidiaries Wireless Source Distribution Ltd. ("Wireless Source") and Prime Wireless Corporation ("Prime Wireless") which are in the business of distributing prepaid phone cards, wireless accessories and various battery and ancillary electronics products in Canada. Wireless Canada was acquired on October 8, 2002, Prime Wireless was acquired on March 13, 2003 and Wireless Source was acquired on September 19, 2003. Prior to the acquisition of Wireless Canada, the Company was characterized as a pre-exploration stage company and had an option to purchase a mining lease in the State of Utah, United States of America. This option agreement was in default and the Company terminated the lease. Consequently, the Company is no longer in the mineral and exploration business.

The Company was incorporated in the State of Nevada on November 17, 2000 as Lennoc Ventures, Inc. On October 20, 2002, the Company changed its name to Wireless Age Communications, Inc.


RECENT DEVELOPMENTS:

Prime Wireless Acquisition

On March 13, 2003, the Company closed an agreement whereby it acquired all the issued and outstanding common shares of Prime Wireless from Pivotal Self-Service Technologies Inc. (an entity listed on the NASD's Over-the-Counter-Bulletin-Board trading under the symbol "PVSS") in exchange for 1,500,000 shares of the Company's common stock. Prime Wireless generates revenue from its exclusive distribution agreement for Canada with Vertex Standard USA Inc., a company experiencing significant growth in market share in the land mobile radio (LMR) business worldwide. In addition, Prime Wireless owns the trademarks, inventory, and tooling for Midland(TM).

Change in Board of Directors and Executive Officers

Concurrent with acquisition of Prime Wireless, Mr. John G. Simmonds, was appointed Chairman of the Board of Directors and was also appointed Chief Executive Officer of the Company. Mr. Simmonds is also Chairman and CEO of Pivotal Self-Service Technologies Inc. Shortly after Mr. Simmonds appointment to the Board, Mr. Simmonds invited Mr. Brian Usher-Jones and Mr. Ken Adelberg to become directors of the Company. Thereafter the Board appointed Mr. Gary Hokkanen, Chief Financial Officer and Ms. Carrie Weiler as Corporate Secretary of the Company. Mr. Simmonds, Mr. Hokkanen and Ms. Weiler are the officers of the Company.

Wireless Source Acquisition

On September 19, 2003, the Company closed the acquisition of Wireless Source. Wireless Source is a distributor of certain prepaid long distance telephone cards and certain ancillary communications accessory products. The Company acquired 50% of the issued and outstanding common shares of Wireless Source from 101016305 Sasktachewan Ltd. ("101016305 Saskatchewan") in exchange for 1,000,000 shares of the Company's common stock and the remaining 50% from Dallas L. Robinson in exchange for 1,000,000 preferred shares of a new wholly owned subsidiary of the Company called 1588102 Ontario Inc. ("1588102 Ontario"). The preferred shares of 1588102 Ontario are exchangeable into common shares of Wireless Age, on a one for one basis at anytime prior to September 19, 2008. 101016305 Saskatchewan is solely owned by Robert Sim who was a director of the Company, but resigned on January 18, 2004. Dallas L. Robinson is the President of Wireless Canada.

Acquisition of A.C. Simmonds & Sons Trade-Name

On July 25, 2003, the Company entered into a Trade-Name Purchase and Sale Agreement to acquire the tradename, A.C. Simmonds & Sons, from Pine Ridge Holdings Ltd. ("Pine Ridge") in exchange for 1,500,000 shares of the Company's common stock. Pine Ridge is solely owned by David C. Simmonds an individual related to the Company's Chief Executive Officer.

On July 2, 2003, the Company entered into an Agreement with Pine Ridge to assume or acquire all of the current lines of business operated by Pine Ridge under the tradename A.C. Simmonds & Sons. The A.C. Simmonds & Sons business consists primarily of the sale of electronics products to certain customers and clients. Since July 2, 2003, and in anticipation of the acquisition of Wireless Source, the Company operated the A.C. Simmonds & Sons business through financing from Wireless Source, and, upon the Company's acquisition of Wireless Source on September 19, 2003, the A.C. Simmonds & Sons Business became a division of Wireless Source.

Acquisition of RELM Wireless Notes

On December 31, 2003, acquired $1,700,000 in outstanding principal amount of an 8% Convertible Subordinated Promissory Note of RELM Wireless Corporation (an entity listed on NASD's Over-the-Counter-Bulletin-Board trading under the symbol "RELM")("RELM Wireless"). Wireless Age purchased the note from Special Situations Private Equity Fund, L.P. for a cash purchase price of $1,870,000. The note matures on December 31, 2004 and is currently convertible into approximately 904,255 common shares of RELM Wireless which represents approximately a 9.1% ownership position in RELM Wireless.

The Company borrowed $1,930,000 from Stacey Minichiello, a private investor to acquire the RELM note. The $1,930,000 Minichiello loan is due and payable June 30, 2004, bears interest at a rate of 8% per annum and has a first priority security interest in the $1,700,000 RELM Note. The remaining $100,000 of the purchase price was funded from working capital.

Subsequent to year end during January 2004, Wireless Age negotiated agreements with Mr. Russell Scott Henderson, Mr. Moisha Schwimmer, Mr. Stuart McGregor, Mr. Stephen Dulmage, Mr. Brian Usher-Jones and 1500450 Ontario Ltd. with respect to the acquisition of an aggregate of an additional $550,000 in RELM Notes. Wireless Age purchased the additional RELM Notes in private transactions with such parties in exchange for the issuance of an aggregate of 412,500 shares of Wireless Age common stock in a closing dated as of February 5, 2004.

All of the Notes mature on December 31, 2004. The aggregate of all Notes acquired by Wireless Age are currently convertible into approximately 1,196,808 common shares of Relm Wireless which would represent a total 11.7% ownership position in RELM Wireless.

Subsequent to year end on January 21, 2004, the Company borrowed an additional $400,000 on the same terms from Minichiello. Together with the previous note the Company owes Ms. Minichiello $2,330,000 all due on June 30, 2004.

RELM Wireless designs, manufactures and markets wireless communications equipment consisting of land mobile radios and base station components and systems. The Company considers RELM Wireless a competitor to certain segments of the Company's business.

Proposed Acquisition of Allcan Distributors

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

The company has been in expanded discussions on the form and substance of the acquisition and anticipates that the transaction, subject to all necessary approvals, will be completed during 2004.

American Stock Exchange Application

In February 2004, the Company compiled and filed a listing application with the American Stock Exchange. The Company selected the American Stock Exchange, primarily due to its market quality, trading technology and additional services available. The American Stock Exchange requires certain quantitative and qualitative standards to be met for initial listing. Quantitative standards include minimum levels of shareholders' equity, total market capitalization, distribution and market value of public float. Qualitative factors include the nature of a company's business, market for its products, reputation of its management, historical record and pattern of growth, financial integrity, demonstrated earnings power, and future outlook.

At the time of preparation of the listing application, management believed that all qualitative factors had been met, however due to share price weakness during February and March certain quantitative levels no longer are met. The Company remains hopeful that as the application process proceeds the quantitative levels will be attained.

ITEM 2.  DESCRIPTION OF PROPERTY.

The executive offices of Wireless Age are located at 13980 Jane Street, King City, Ontario, Canada, L7B 3A8 (tel. 905-833-0808, fax 905-833-6942). The
executive offices, consisting of approximately 1,500 square feet, are rented on a month to month basis from a related party. Wireless Canada's and Wireless Source's offices are located at 1408 Broad Street, Regina, Saskatchewan, Canada, S4R 1Y9 (tel. 306-751-7720, fax 306-751-7726). The Wireless Canada and Wireless Source offices, consist of approximately 4,000 square feet and are leased until November 2005. A.C. Simmonds & Sons, a division of Wireless Source has a distribution facility at 180 Trower Road, Unit 18, Woodbridge, Ontario, Canada, L4L 8A6. The A.C. Simmonds & Sons facility occupies approximately 3,000 square feet and is leased until February 2005. Wireless Canada's retail operations consist of ten retail stores located in Saskatchewan and Manitoba, Canada. The following is a summary of the retail, warehouse and office locations:

    ADDRESS                             SQUARE FEET       LEASED/OWNED  EXPIRY OF LEASE
    -------                             -----------       ------------  ---------------
    1408B Broad Street, Regina (office)     2,000         Leased        May 2006
    Unit 18, 180 Trowers Rd., Woodbridge,
    Ontario (warehouse)                     2,958         Leased        February 2005

    Retail:
    356 Albert St. N. Regina                  720         Leased        November 2003(1)


    ADDRESS                             SQUARE FEET       LEASED/OWNED  EXPIRY OF LEASE
    -------                             -----------       ------------  ---------------
    2223 Victoria Ave. East, Regina           675         Leased        October 2006
    1401 Broad Street, Regina               3,996         Leased        November 2005
    4131 Rochdale Blvd., Regina             1,240         Leased        February 2009
    2325 Preston Ave., Saskatoon              403         Leased        September 2006
    300 Circle Dr., Saskatoon               2,050         Leased        February 2008
    105-3393 Portage Ave. Winnipeg          1,545         Leased        November 2008
    Unit 76, Cityplace, Winnipeg              576         Leased        June 2005
    Unit 247-393 Portage Ave., Winnipeg       777         Leased        October 2006
    Unit 241, Garden City Kiosk, Winnipeg     108         Leased        March 2004
    Unit 209, Garden City Center, Winnipeg  2,071         Leased        December 2008

Note 1: The Albert St. location will be replaced with 4131 Rochdale during 2004.


ITEM 3.  LEGAL PROCEEDINGS.

To the knowledge of the Company, there are no material pending legal proceedings to which the Company is a party or of which any of its property is subject.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

There were no matters submitted to a vote of the security holders.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

The price per share of Company Common Stock is quoted on the NASD's OTC Bulletin Board under the symbol "WLSA". Prior to October 29, 2002 the Company's stock did not trade.

The following table sets forth for the periods indicated the high and low close prices for the Common Shares in U.S. Dollars. These quotations reflect only inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

---------------------------------------------
QUARTER ENDED              HIGH       LOW
---------------------------------------------
 March 31, 2002              -         -
---------------------------------------------
 June 30, 2002               -         -
---------------------------------------------
 September 30, 2002          -         -
---------------------------------------------
 December 31, 2002         $5.03     $0.02
---------------------------------------------
 March 31, 2003            $5.55     $4.95
---------------------------------------------
 June 30, 2003             $5.60     $0.90
---------------------------------------------
 September 30, 2003        $2.25     $0.71
---------------------------------------------
 December 31, 2003         $4.95     $1.98
---------------------------------------------


On December 31, 2003, the Company had approximately 1,300 shareholders of record

The Company does not expect to pay a cash dividend on its common stock in the foreseeable future. Payment of dividends in the future will depend on the Company's earnings and its cash requirements at that time.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

        Certain matters discussed in this Annual Report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and as such may involve risks and uncertainties. These forward-looking statements relate to, among other things, expectations of the business environment in which the Company operates, projections of future performance, perceived opportunities in the market and statements regarding the Company's goals. The Company's actual results, performance, or achievements expressed or implied in such forward-looking statements may differ.

OVERVIEW

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

     4. RELM WIRELESS NOTES. On December 31, 2003, the Company acquired $1,700,000 in outstanding principal amount of an 8% Convertible Subordinated Promissory Note of RELM Wireless. The note matures on December 31, 2004 and is currently convertible into approximately 904,255 common shares of RELM Wireless which represents approximately a 9.1% ownership position in RELM Wireless.

          Subsequent to year end, Wireless Age acquired an additional $550,000 in RELM Notes. Wireless Age purchased the additional RELM Notes in private transactions in exchange for the issuance of an aggregate of 412,500 shares of Wireless Age common stock. The $2,250,000 in RELM Notes the Company owns are convertible into 1,196,808 shares of RELM's common stock which would represent an 11.7% ownership position in RELM Wireless.

Separate from these acquisitions the Company operates a successful chain of Wireless Retail stores in Western Canada through its 89% owned subsidiary Wireless Age Communications Ltd.

RESULTS OF OPERATIONS

TWELVE MONTHS ENDED DECEMBER 31, 2003 AND 2002

The Company recorded a net loss of $137,307 during the twelve month period ended December 31, 2003 compared to a net loss of $21,055 in the comparative period a year ago. The Retail business, which the Company owns an 89% interest in, was acquired in October 2002 and therefore the Consolidated Statement of Operations for the year ended December 31, 2003 includes a full year of its financial operating results but only two months during the year ended December 31, 2002. The Wholesale businesses were acquired during the current year and therefore do not represent a full year of operating results. Prime Wireless was acquired on March 13, 2003 and the remaining Wholesale businesses were acquired effective September 19, 2003.

Revenues during the twelve month period ended December 31, 2003 were $9,268,569 compared to $1,731,948 during the twelve month period ended December 31, 2002. Revenues of the Retail business were $7,604,776 and revenues of the Wholesale businesses were $1,663,793 during 2003.

Revenues of Retail business during the twelve month period ended December 31, 2003 can be broken down into the following subcategories:

Cellular hardware, radios and accessories       $5,197,917
Activation Commissions and Residuals             2,156,747
Equipment Rental                                   250,112
                                               ------------
Total Revenue                                   $7,604,776

Revenues of the Wholesale businesses during 2003 were $1,663,793 and represent the sale of prepaid cellular cards, accessories, batteries (and other ancillary items) and commissions earned from selling Vertex-Standard two-way radios in Canada. Prepaid cellular cards and accessories sales totaled $1,098,095, battery sales and other ancillary products totaled $472,657 and two-way radio commissions were $93,041.

Gross profit during the twelve month period ended December 31, 2003 was $3,857,497 compared to $656,550 in the comparative period in the prior year. Gross profit as a percentage of sales was 41.6% in 2003 and 37.9% in 2002.

Total expenses during the twelve month period ended December 31, 2003 were $3,616,350 compared to $626,546 during the twelve month period ended December 31, 2002.

Selling and administrative expenses, during the twelve month period ended December 31, 2002 represented the operating costs of the Retail business for the period October 18 to December 31, 2002.

 Selling and administrative expenses during the twelve month period ended December 31, 2003, included:

Management fees                      318,857
Advertising & Promotion              333,176
Bad debts                             60,803
Insurance, licenses and taxes         29,442
Office & general                     142,073
Professional fees                    474,406
Rent                                 317,436
Repairs & maintenance                 21,739
Telephone & Utilities                 86,405
Travel & Auto                        188,453
Wages & Benefits                   1,643,559
                                  -----------
Total                              3,616,350


 Comparisons between 2002 and 2003 selling and administrative expenses are difficult due to 2002 representing operating results for less than a full year (October 18 to December 31, 2002) compared to a full year for certain segments (Retail) but not for others (Wholesale).

Wages and benefits increased from $338,708 during the year ended December 31, 2002 to $1,643,559 during the year ended December 31, 2003. Management fees paid for the executive management services of certain officers of the Company, including Mr. Simmonds, Mr. Hokkanen and Ms. Weiler, totaled $268,874 during fiscal 2003.

Professional fees increased substantially in comparison to other costs during 2003, reflecting the significant costs of maintaining a public listing, negotiating business combinations and disseminating information about the Company. The Company incurred significant legal fees during the fourth quarter negotiating the acquisition of the RELM investment and financing thereof and preparing an application for an American Stock Exchange listing. Management believes that although the Company will incur legal fees associated with future acquisitions, many of the fourth quarter legal costs may be regarded as one time non-recurring costs. In addition, many of the fourth quarter costs associated with investor relations consulting services were non-cash.

Amortization expense during the twelve month period ended December 31, 2003 was $249,223 compared to $69,174 during the comparative period in the prior year. Amortization expense represents the continued amortization of the Company's capital and other assets acquired in acquisitions ($186,487) and the amortization of fair market value of the residual premiums acquired in the Wireless Canada acquisition ($62,736) which the Company is amortizing over five years.

Interest expense totaled $100,294 during the twelve month period ended December 31, 2003 and $25,596 during the twelve month period ended December 31, 2002. Interest expense is recorded by the Company on bank indebtedness, term loans and notes payable. The Company loaned $1,930,000 on December 31, 2003 to acquire an asset which will increase the prospective level of interest costs during the first half of fiscal 2004.

Other expenses totaled $44,978 during the twelve month period ended December 31, 2003 and compared to other income of $62,000 in the comparative period in the prior year. The current period's other expenses consisted of foreign exchange losses of $84,951 arising from translating Canadian Dollar denominated liabilities translated into US Dollars during a period when the Canadian Dollar has weakened vis-a-vis the US Dollar and management fees earned from related parties totaling $39,973.

The Company also recorded a $16,041 reduction of loss representing the non-controlling interest in Wireless Canada. The Company holds an 89% ownership position in Wireless Canada.

Basic and diluted losss per share for the twelve month period ended December 31, 2003 was $0.01. Basic net loss per share was also $0.00 during the twelve month period ended December 31, 2002.


CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        The discussion and analysis of results of operations and financial condition are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management evaluates the estimates on an on-going basis, including those related to bad debts, inventories, investments, customer accounts, intangible assets, income taxes, and contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that they believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Note 2 of the "Notes to Consolidated Financial Statements" includes a summary of the significant accounting policies and methods used in the preparation of the consolidated financial statements. The following is a brief description of the more significant accounting policies and methods the Company uses.

ACQUISITIONS AND BUSINESS COMBINATIONS

The Company accounts for acquisitions and business combinations under the purchase method of accounting. The Company includes the results of operations of the acquired business from the acquisition date. Net assets of the companies acquired are recorded at their fair value at the acquisition date. The excess of the purchase price over the fair value of net assets acquired are included in intangible assets in the accompanying consolidated balance sheets.

INTANGIBLES, GOODWILL AND OTHER ASSETS

The Company regularly reviews all of its long-lived assets, including goodwill and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company's overall business, and significant negative industry or economic trends. When management determines that an impairment review is necessary based upon the existence of one or more of the above indicators of impairment, the Company measures any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model. Significant judgement is required in the development of projected cash flows for these purposes including assumptions regarding the appropriate level of aggregation of cash flows, their term and discount rate as well as the underlying forecasts of expected future revenue and expense. To the extent that events or circumstances cause assumptions to change, charges may be required which could be material.

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

INVESTMENTS

Investments are recorded as available for sale marketable securities or held to maturity investments.

Available for sale marketable securities are recorded at fair value and unrealized gains and losses, net of tax are recorded separately in stockholders' equity. Realized gains or losses and other than temporary declines in value are reported in other income or expense as incurred.

Held to maturity investments are recorded at amortized cost.

FINANCIAL CONDITION

Total assets of the Company increased from $2,006,992 at December 31, 2002 to $10,051,586 at December 31, 2003. The increase in total assets during the year ended December 31, 2003 is primarily the result of the Company's acquisition made during the year. The Company acquired Prime Wireless effective March 13, 2003 and Wireless Source (including the A.C. Simmonds assets) effective September 19, 2003.

Current assets increased from $1,142,578 at the beginning of the year to $5,039,424 at the end of fiscal 2003. Current assets at December 31, 2002 consisted of accounts receivable of $684,584, inventories of $447,686 and prepaid expenses of $10,308. All of these assets relate to the Retail business of the Company. Current assets at December 31, 2003 consisted of $1,898,101 on investments (primarily representing a $1,700,000 subordinated convertible promissory note of RELM Wireless), accounts receivable of $1,476,544, inventories of $1,385,069 and prepaid expenses of $279,710. Current assets at December 31, 2003 included the current assets of Prime Wireless, Wireless Source and A.C. Simmonds division which were acquired or started during fiscal 2003. The Company has included $160,000 of financing fees and commissions associated with a $1,930,000 promissory note issued on December 31, 2003 and is amortizing these costs over the life of the loan.

During fiscal year 2003, the Company invested $1,870,000 in securities of RELM Wireless. RELM Wireless is a publicly listed entity on the NASD Over-the-Counter-Bulletin-Board market trading under the symbol "RELM". The investment was in an 8% subordinated convertible promissory note which becomes due and payable on December 31, 2004. The promissory note was purchased for $1,870,000 in cash. The promissory note is currently convertible into 904,255 common shares of RELM Wireless, which represents a 9.1% ownership position in RELM Wireless. The Company financed the acquisition of this promissory note by way of a $1,930,000 six month loan from a shareholder of the Company. The RELM promissory note is pledged as secured to the loan. Subsequent to the end of the year the Company acquired an additional $550,000 in RELM promissory notes from other private investors.

Capital assets, net of accumulated depreciation increased from $318,464 at December 31, 2002 to $413,421 at December 31, 2003. The increase is the result of the business acquisition and additional two-way radios purchased for a rental pool.

Effective October 18, 2002, the Company acquired 89% Wireless Canada and at December 31, 2003 valued intangible assets acquired in the transaction, at a total of $409,344 on the balance sheet. Residual premiums which represent future residual revenue of retail cellular and telecommunications subscriber business, totaled $248,142. The Company valued another intangible asset associated with an acquisition of a Manitoba store at $161,202. In addition, intangible assets totaling $4,189,397 acquired during the current year were carried on the balance sheet at December 31, 2003. These intangible assets represent $284,500 of various agreements and customer lists associated with the Prime Wireless acquisition, $288,300 of customer lists and other intellectual property rights associated with the A.C. Simmonds acquisition and $761,000 of customer lists and supplier relationships with the Wireless Source acquisition. Collectively from the acquisitions during fiscal 2003 the Company recorded $2,855,597 as goodwill not directly associated with any particular intangible asset.

Total liabilities of the Company increased from $1,797,643 at December 31, 2002 to $5,402,987 at December 31, 2003. The increase is the result of the business acquisitions made during fiscal 2003.

Current liabilities increased from $1,317,116 at the beginning of the year to $5,104,566 at the end of the year. Current portion of long term debt increased from $333,038 at December 31, 2002 to $2,286,862 at December 31, 2003. Included in the balance at December 31, 2003 was a $1,930,000 promissory note of the Company issued in connection with the acquisition of a RELM subordinated convertible promissory note of RELM Wireless. The other significant year over increase in current liabilities was accounts payable and accrued liabilities which increased from $587,336 to $2,678,123. Due to related parties decreased during the year from $130,239 to $73,723.

Non-controlling interest decreased from $63,368 at December 31, 2002 to $47,327 at December 31, 2003 as a result of the minority shareholders proportionate share of the Wireless Canada loss was recorded.

The stockholders' equity increased from $209,349 at December 31, 2002 to $4,648,608 at December 31, 2003. The increase of $4,439,259 is attributable to a net increase in common stock, additional paid-in capital and other comprehensive income partially offset by the loss for the year. Common stock and additional paid-in capital increased by $4,473,812 and represented:

     1. 4,000,000 common shares and 1,000,000 preferred shares of a wholly owned subsidiary which are exchangeable into 1,000,000 common shares of the Company valued collectively at $4,090,000 were issued in three acquisitions,

     2. 150,000 shares and warrants issued in a private placement for net proceeds of $225,000,

     3. 120,000 common shares issued in connection with consulting services provided valued at $151,200, and

     4. Warrants to purchase 100,000 common shares at $2.00 per share, vesting over nine months valued at $7,612 were issued for consulting services provided.

In addition the Company recorded as adjustment to other comprehensive income a foreign exchange translation gain of $78,510 and an unrealized marketable securities gain of $24,244.

        The Company's deficit increased from $70,229 at December 31, 2002 to $207,536 at December 31, 2003 as a result of the $137,307 loss for the year.

LIQUIDITY AND CAPITAL RESOURCES

The Company made three acquisitions during the year ended December 31, 2003 and began to generate strong operating cashflow. Overall the Company generated sufficient earnings to offset its cash operating expenses but still ended the year in an overall net loss position. The Company's interest coverage ratio was approximately 2.8 times in 2003 an improvement from 1.2 in 2002. The Company's working capital deficit decreased from $174,538 at December 31, 2002 to $65,142 at December 31, 2003 the working capital ratio improved from .87 to .94.

Included in current liabilities at December 31, 2003 was $73,723 due to related parties that has no particular payment terms and can be extended by mutual consent of parties friendly to the Company.

Included in current assets is the Company's investment in a $1,700,000 convertible promissory note of RELM Wireless which is convertible into 904,255 common shares of RELM Wireless. The market value of the RELM shares are approximately $2.3 million based on RELM share trading values at the end of February 2004. Although the Company does not intend to realize on this investment the Company will likely be able to repay more than the amount of the loan obtained to make the investment. The Company loaned $1,930,000 from a shareholder on December 31, 2003 to make this investment. Under the terms of the loan the Company pays interest at 8% and the loan is due on June 30, 2004. Management's plan for repayment is to complete an equity private placement prior to June in order to repay the loan.

Management believes that the Company possesses the ability to issue common equity in private placements in order to provide additional liquidity. During the year ended December 31, 2003, the Company completed one private placement of 150,000 common shares and 150,000 warrants for net proceeds of $225,000. This private placement was done with three of the Company's four directors. Management also is confident that many of the future acquisitions will be completed utilizing primarily the Company's common stock. The Company is also trying to restructure its working capital financing into one combined facility administered closer to Company's executive offices in Toronto. Lastly, management is in discussions with investment bankers in order to develop a longer term relationship for purposes of future offerings of debt and equity.

    The Company does not have any material sources of liquidity of off balance sheet arrangements or transactions with unconsolidated entities.

    Contractual obligation and commitments

    The Company has a variety of contractual debt obligations and other commercial commitments that represent prospective cash requirements in addition to any capital expenditure programs. The following is a summarized table of contractual obligations. See additional details in Notes 9 and 13 to the Consolidated Financial Statements.

                                     TOTAL        SHORT-TERM    1-3 YEARS    4-5 YEARS
                                     -----        ----------    ---------    ---------
Notes payable                   $2,537,947         2,286,862      251,085            -
Premises lease
                                   729,202           236,863      492,339            -
                                ----------- ----------------- ------------ ------------
Total cash obligations          $3,267,149        $2,523,725     $743,424        $   -
                                ----------- ----------------- ------------ ------------
                                ----------- ----------------- ------------ ------------

In addition the Company is contractually obligated as follows:

     1. The Company's obligation to issue up to an additional 1,000,000 common shares to the holder of preferred shares of a wholly owned subsidiary in connection with an acquisition,

     2. The Company's obligation to pay the royalties on battery sales to Prime Battery Products Ltd.

     3. The Company's obligation to pay $35,000 monthly management fees to a related party until April 30, 2004 for executive services, and

     4. The Company's obligation to issue up to 250,000 shares of its common stock under warrants exercisable at $2.00 per share.

CONTROLS AND PROCEDURES

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

ITEM 7.  FINANCIAL STATEMENTS


                        WIRELESS AGE COMMUNICATIONS, INC.

                        (formerly Lennoc Ventures, Inc.)

                  REPORT AND CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2003 and 2002

                             (STATED IN US DOLLARS)

                          INDEPENDENT AUDITORS' REPORT






To the Stockholders,
Wireless Age Communications, Inc.
(formerly Lennoc Ventures, Inc.)

We have audited the accompanying consolidated balance sheet of Wireless Age Communications, Inc. (formerly Lennoc Ventures, Inc.) and subsidiaries as of December 31, 2003 and the related consolidated statements of operations, cash flow and stockholders' deficiency for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wireless Age Communications, Inc. (formerly Lennoc Ventures, Inc.) and subsidiaries as of December 31, 2003 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.



Toronto, Canada                                           "MINTZ & PARTNERS LLP"
March 26, 2004

TERRY AMISANO LTD.                                         AMISANO HANSON
KEVIN HANSON, CA                                           CHARTERED ACCOUNTANTS


                          INDEPENDENT AUDITORS' REPORT

To the Stockholders,
Wireless Age Communications, Inc.
(formerly Lennoc Ventures, Inc.)

We have audited the accompanying consolidated balance sheet of Wireless Age Communications, Inc. (formerly Lennoc Ventures, Inc.) and subsidiaries as of December 31, 2002 and the related consolidated statements of operations, cash flow and stockholders' deficiency for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with generally accepted auditing standards in the United States of America. Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wireless Age Communications, Inc. (formerly Lennoc Ventures, Inc.) and subsidiaries as of December 31, 2002 and the results of their operations and their cash flow for the year then ended in conformity with generally accepted accounting principles in the United States of America.

Vancouver, Canada                                          "AMISANO HANSON"
March 18, 2003                                             Chartered Accountants

750 WEST PENDER STREET, SUITE 604                      TELEPHONE: 604-689-0188
VANCOUVER, CANADA                                      FACSIMILE: 604-689-9773
V6C 2T7                                                E-MAIL: amishan@telus.net

                        WIRELESS AGE COMMUNICATIONS, INC.
                        (formerly Lennoc Ventures, Inc.)
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2003 and 2002
                             (STATED IN US DOLLARS)

--------------------------------------------------------------------------------

                                          ASSETS                    2003            2002
                                          ------                    ----            ----
Current
  Receivables - Note 3                                         $   1,476,544   $     684,584
  Inventory                                                        1,385,069         447,686
  Investments - Note 4                                             1,898,101               -
  Prepaid expenses                                                   279,710          10,308
                                                               -------------   -------------
                                                                   5,039,424       1,142,578

Due from related parties - Note 11                                         -          54,161
Capital assets - Note 5                                              413,421         318,464
Intangible assets and goodwill - Note 6                            4,598,741         491,789
                                                               -------------   -------------
                                                               $  10,051,586   $   2,006,992
                                                               -------------   -------------
                                                               -------------   -------------

                                         LIABILITIES
                                         -----------
Current
  Bank indebtedness - Note 7                                   $      64,306   $     202,990
  Accounts payable and accrued liabilities - Notes 8               2,670,817         587,336
  Income taxes payable                                                     -          38,175
  Customer deposits                                                    8,858           8,302
  Due to related parties - Note 11                                    73,723         130,239
  Current portion of long-term debt - Note 9                       2,286,862         333,038
  Current portion of obligations under capital lease - Note 10             -          17,036
                                                               -------------   -------------
                                                                   5,104,566       1,317,116
Long-term debt - Note 9                                              251,085         417,159
Non-controlling interest                                              47,327          63,368
                                                               -------------   -------------
                                                                   5,402,978       1,797,643
                                                               -------------   -------------

                                    STOCKHOLDERS' EQUITY
                                    --------------------
Preferred stock, $0.001 par value
  10,000,000 shares authorized, none outstanding                           -               -
Common stock, $0.001 par value - Note 12
  100,000,000 shares authorized
  19,574,104 shares outstanding (2002:  15,304,105)                   19,574          15,304
Additional paid-in capital                                         4,741,850         272,308
Accumulated deficit                                               (  207,536)     (   70,229)
Other comprehensive income                                            94,720      (    8,034)
                                                               -------------   -------------
                                                                   4,648,608         209,349
                                                               -------------   -------------
                                                               $  10,051,586   $   2,006,992
                                                               -------------   -------------
                                                               -------------   -------------

                             SEE ACCOMPANYING NOTES

                        WIRELESS AGE COMMUNICATIONS, INC.
                        (formerly Lennoc Ventures, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 for the years ended December 31, 2003 and 2002
                             (STATED IN US DOLLARS)

--------------------------------------------------------------------------------

                                                                     2003            2002
                                                                     ----            ----

Sales                                                           $   9,268,569   $   1,731,948

Cost of goods sold                                                  5,411,072       1,075,398
                                                                -------------   -------------

Gross profit                                                        3,857,497         656,550

Selling and administrative expenses                                 3,616,350         626,546
Amortization                                                          249,223          69,174
Interest expense                                                      100,294          25,596
                                                                -------------   -------------
Loss from operations                                              (   108,370)    (    64,766)
                                                                -------------   -------------
Other expenses (income)
  Foreign exchange losses (gains)                                      84,951     (     9,621)
  Loss on settlement of claim                                               -          13,432
  Gain on disposition of capital assets                                     -     (    34,460)
  Management fees                                                 (    39,973)    (    25,477)
  Miscellaneous income                                                      -     (     5,874)
                                                                -------------   -------------
                                                                       44,978     (    62,000)
                                                                -------------   -------------
Loss before income taxes and non-controlling interest             (   153,348)    (     2,766)

Income taxes - future                                                       -          20,480
                                                                -------------   -------------
Loss before non-controlling interest                              (   153,348)    (    23,246)

Non-controlling interest                                               16,041           2,191
                                                                -------------   -------------
Loss for the year                                               $ (   137,307)  $ (    21,055)
                                                                -------------   -------------
                                                                -------------   -------------
Loss per share                                                  $ (      0.01)  $ (      0.00)
                                                                -------------   -------------
                                                                -------------   -------------
Weighted average number of common shares outstanding               17,537,022      10,291,175
                                                                -------------   -------------
                                                                -------------   -------------

                             SEE ACCOMPANYING NOTES

                        WIRELESS AGE COMMUNICATIONS, INC.
                        (formerly Lennoc Ventures, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 for the years ended December 31, 2003 and 2002
                             (STATED IN US DOLLARS)

--------------------------------------------------------------------------------

                                                                     2002            2002
                                                                     ----            ----
Operating Activities
  Net loss for the year                                         $ (   137,307)  $ (    21,055)
  Items not involving cash:
    Amortization                                                      249,223          69,174
    Gain on disposition of assets                                           -     (    34,460)
    Foreign exchange loss                                              84,951               -
    Warrants issued for consulting services provided                    7,612               -
    Common stock issued for consulting services provided               88,200               -
    Future income taxes                                                     -          20,480
    Non-controlling interest                                      (    16,041)    (     2,191)
  Changes in operating assets and liabilities:
    Accounts receivable                                           (   791,960)    (   183,198)
    Inventory                                                     (   937,383)         76,421
    Prepaid expenses                                              (   269,402)          5,801
    Accounts payable and accrued liabilities                        2,090,787          23,700
    Income taxes payable                                              (45,481)    (    55,082)
    Customer deposits                                                     556     (     2,100)
                                                                -------------   -------------
Cash used in operating activities                                     323,755     (   102,510)
                                                                -------------   -------------
Investing Activities
  Additions to capital and other assets                           (   342,502)    (     3,789)
  Proceeds on disposal of capital assets                                    -          45,342
  Bank indebtedness assumed on business combination                         -     (   187,046)
  Purchase of marketable securities                               ( 1,870,000)              -
                                                                -------------   -------------
Cash provided by (used in) investing activities                   ( 2,212,502)    (   145,493)
                                                                -------------   -------------
Financing Activities
  Bank indebtedness                                               (   138,684)        202,990
  Increase in long-term  debt and  obligations  under  capital      1,804,786           5,349
  lease
  Increase in due to related parties                              (     2,355)         10,936
  Issuance of share capital                                           225,000          73,250
                                                                -------------   -------------
Cash provided by financing activities                               1,888,747         292,525
                                                                -------------   -------------
Foreign exchange adjustment                                                 -     (    44,522)
                                                                -------------   -------------
Decrease in cash during the year                                            -               -

Cash, beginning of the year                                                 -               -
                                                                -------------   -------------
Cash, end of the year                                           $           -   $           -
                                                                -------------   -------------
                                                                -------------   -------------

                             SEE ACCOMPANYING NOTES

Non-cash activities:

During 2003:

The Company issued 120,000 shares of its common stock for consulting services provided valued at $151,200. The term of the consulting agreement is six months and the Company has amortized $88,200 of the cost up to and including December 31, 2003.

The Company issued 1,500,000 shares of its common stock for an operating subsidiary having net assets at fair value of $390,000.

The Company issued 1,500,000 shares of its common stock for business assets at fair value of $960,000.

The Company issued 1,000,000 shares of its common stock and preferred shares of a subsidiary that are exchangeable into 1,000,000 shares of its common stock for an operating subsidiary having net assets at fair value of $2,740,000.

The Company issued warrants to purchase 100,000 common shares at $2.00 per share as partial consideration for consulting services provided. The services provided prior to December 31, 2003 were valued at $88,200.

During 2002:

The Company issued 2,971,104 shares of its common stock and assumed $500,867 in notes payable for an operating subsidiary having net assets at fair value of $690,234.

                        WIRELESS AGE COMMUNICATIONS, INC.
                        (formerly Lennoc Ventures, Inc.)
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                 for the years ended December 31, 2003 and 2002
                             (STATED IN US DOLLARS)

---------------------------------------------------------------------------------------------------------------

                                                     COMMON SHARES          ADDITIONAL
                                              ----------------------------    PAID-IN      COMPREHENSIVE
                                                 NUMBER       PAR VALUE       CAPITAL         INCOME        DEFICIT         TOTAL
                                                 ------       ---------     ----------     -------------    -------         -----
Balance, December 31, 2001                      5,000,000    $     5,000   $    20,000              -    $ (  49,174)  $ (  24,174)
Capital stock issued pursuant to an initial
 public offering - at $0.01                     7,325,000          7,325        65,925              -              -        73,250
Capital stock issued to acquire subsidiary      2,979,105          2,979       186,383              -              -       189,362
Foreign currency translation adjustment                 -              -             -      (   8,034)             -     (   8,034)
Net loss for the year                                   -              -             -              -      (  21,055)    (  21,055)
                                               ----------    -----------   -----------    ------------   ----------    ------------
Balance, December 31, 2002                     15,304,105    $    15,304   $   272,308    $  (  8,034)   $  ( 70,229)  $   209,349
                                               ----------    -----------   -----------    ------------   ----------    ------------

Capital stock issued to acquire subsidiary      1,500,000          1,500       388,500              -              -       390,000
Capital stock issued to acquire trade-name      1,500,000          1,500       958,500              -              -       960,000
Capital stock issued to acquire subsidiary      1,000,000          1,000     2,739,000              -              -     2,740,000
Capital stock issued for consulting
  services provided                               120,000            120       151,080              -              -       151,200
Capital stock and warrants issued in
  private placement                               150,000            150       224,850              -              -       225,000
Warrants to purchase capital stock issued
  for consulting services provided                      -              -         7,612              -              -         7,612
Adjustment arising from unrealized
  marketable securities gain                            -              -             -         24,244              -        24,244
Foreign currency translation adjustment                 -              -             -         78,510              -        78,510
Net loss for the year                                   -              -             -              -      ( 137,307)    ( 137,307)
                                               ----------    -----------   -----------    ------------   ----------    ------------
Balance, December 31, 2003                     19,574,104    $    19,574   $ 4,741,850    $    94,720    $  (207,536)  $ 4,648,608
                                               ----------    -----------   -----------    ------------   ----------    ------------
                                               ----------    -----------   -----------    ------------   ----------    ------------

                             SEE ACCOMPANYING NOTES

                        WIRELESS AGE COMMUNICATIONS, INC.
                        (formerly Lennoc Ventures, Inc.)
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2003 and 2002
                             (STATED IN US DOLLARS)

--------------------------------------------------------------------------------

Note 1     NATURE OF OPERATIONS

           The Company, through its 89% owned subsidiary, Wireless Age Communications Ltd. ("Wireless Canada") is in the business of operating retail cellular and telecommunications outlets in cities in western Canada, and through its wholly owned subsidiaries Wireless Source Distribution Ltd. ("Wireless Source") and Prime Wireless Corporation ("Prime Wireless") is in the business of distributing prepaid phone cards, wireless accessories and various battery and ancillary electronics products in Canada. Wireless Canada was acquired on October 8, 2002, Prime Wireless was acquired on March 13, 2003 and Wireless Source was acquired on September 19, 2003. Prior to the acquisition of Wireless Canada, the Company was characterized as a pre-exploration stage company and had an option to purchase a mining lease in the State of Utah, United States of America. This option agreement was in default and the Company terminated the lease. Consequently, the Company is no longer in the mineral and exploration business.

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

           USE OF ESTIMATES

           The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results will differ from these amounts.

           CONSOLIDATED FINANCIAL STATEMENTS

           The consolidated financial statements include the accounts of the Company, its wholly-owned inactive subsidiaries DB Sim Holdings Ltd. ("DB Sim") and 1588102 Ontario Inc. ("1588102 Ontario"), its wholly owned operating subsidiaries Wireless Source and Prime Wireless and its 89% owned subsidiary, Wireless Canada. DB Sim, Wireless Canada and Wireless Source are incorporated under the laws of the province of Saskatchewan, Canada and Prime Wireless and 1588102 Ontario are incorporated under the laws of the province of Ontario, Canada. All inter-company transactions have been eliminated.

Wireless Age Communications, Inc.
(formerly Lennoc Ventures, Inc.)
Notes to the Consolidated Financial Statements
December 31, 2003 and 2002
(STATED IN US DOLLARS) - Page 2
--------------------------------------------------------------------------------

           INVENTORY

           Telecommunications equipment and accessories inventory is recorded at the lower of cost and net realizable value with cost being determined by the first-in, first-out method.

           ALLOWANCE FOR DOUBTFUL ACCOUNTS

           The Company records an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. The criteria for allowance provision are determined based on historical experience and the Company's assessment of the general financial conditions affecting its customer base. If the Company's actual collections experience changes, revisions to the allowance may be required.

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

           INVESTMENTS

           Investments are recorded as available for sale marketable securities or held to maturity investments.

           Available for sale marketable securities are recorded at fair value and unrealized gains and losses, net of tax are recorded separately in stockholders' equity. Realized gains or losses and other than temporary declines in value are reported in other income or expense as incurred.

           Held to maturity investments are recorded at amortized cost.

           ACQUISITIONS AND BUSINESS COMBINATIONS

           The Company accounts for acquisitions and business combinations under the purchase method of accounting. The Company includes the results of operations of the acquired business from the acquisition date. Net assets of the companies acquired are recorded at their fair value at the

Wireless Age Communications, Inc.
(formerly Lennoc Ventures, Inc.)
Notes to the Consolidated Financial Statements
December 31, 2003 and 2002
(STATED IN US DOLLARS) - Page 3
--------------------------------------------------------------------------------

           acquisition date. The excess of the purchase price over the fair value of net assets acquired are included in intangible assets in the accompanying consolidated balance sheets.

           INTANGIBLES, GOODWILL AND OTHER ASSETS

           The Company regularly reviews all of its long-lived assets, including goodwill and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company's overall business, and significant negative industry or economic trends. When management determines that an impairment review is necessary based upon the existence of one or more of the above indicators of impairment, the Company measures any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model. Significant judgement is required in the development of projected cash flows for these purposes including assumptions regarding the appropriate level of aggregation of cash flows, their term and discount rate as well as the underlying forecasts of expected future revenue and expense. To the extent that events or circumstances cause assumptions to change, charges may be required which could be material.

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

Wireless Age Communications, Inc.
(formerly Lennoc Ventures, Inc.)
Notes to the Consolidated Financial Statements
December 31, 2003 and 2002
(STATED IN US DOLLARS) - Page 4
--------------------------------------------------------------------------------

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

           BASIC AND DILUTED EARNINGS (LOSS) PER SHARE

           The Company reports loss per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic loss per share is computed using the weighted average number of shares outstanding during the year. Diluted earnings per share includes the potentially dilutive effect of outstanding common stock options and warrants which are convertible to common shares.

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

           COMPREHENSIVE INCOME

           The Company has adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income". Comprehensive income is comprised of foreign currency translation adjustments and unrealized gains and losses on available for sale marketable securities.

           REVENUE RECOGNITION

           The Company recognizes revenue from the sale of telecommunications equipment, accessories and other electronics products when the products are delivered and accepted by the customer. Activation commission fees earned from the telephone companies are recognized at the time of activation by the customer. Residual commission fees are recognized at the time they are received from the telephone company. The Company receives co-op advertising revenue from the telephone companies based on the requirement to spend a minimum of 60% of the available co-op advertising allotment. Any amount received under this program is deducted from advertising expense.

           ADVERTISING AND MARKETING COSTS

           The company expenses the costs of advertising and marketing as incurred. The Company incurred $333,176 and $101,528 of advertising and marketing expenses during the years ending December 31, 2003 and 2002, respectively.

Wireless Age Communications, Inc.
(formerly Lennoc Ventures, Inc.)
Notes to the Consolidated Financial Statements
December 31, 2003 and 2002
(STATED IN US DOLLARS) - Page 5
--------------------------------------------------------------------------------

Note 3     RECEIVABLES

                                                                    2003            2002
                                                                    ----            ----
          Accounts receivable - trade                           $   940,972    $   175,399
          Accrued receivables                                       601,012        449,032
          Insurance proceeds receivable                                   -         70,312
          Other                                                           -          3,579
          Allowance for doubtful accounts                          ( 65,440)      ( 13,738)
                                                                ------------   ------------
                                                                $ 1,476,544    $   684,584
                                                                ------------   ------------
                                                                ------------   ------------

Note 4     INVESTMENTS

           Available for Sale Securities

           In 2000, the Company acquired 18,100 common shares of Globetech Ventures Corp. (symbol - GTVCF), an entity publicly listed on OTCBB stock exchange for $61,514 (CAD$79,754) cash. The market value of these securities declined during 2000, 2001 and the Company recorded a loss on these securities. In 2003, the market value improved and subsequent to the end of the year the Company disposed of these securities for net proceeds of $38,255 (CAD$49,598). At December 31, 2003, the Company has valued these securities at $28,101 (CAD$36,431) based on a closing share price of $1.53 (CAD$2.0128) and accordingly has recorded an unrealized holding on marketable securities of $24,244 (CAD$31,432) in a separate component of stockholders' equity.

           Held to Maturity Investment

           On December 31, 2003, the Company acquired $1,700,000 in outstanding principal amount of 8% Convertible Promissory Notes of RELM Wireless Corporation a publicly traded entity listed on the NASD Over-the-Counter-Bulletin-Board for a cash payment of $1,870,000. The note matures on December 31, 2004 and is currently convertible into 904,255 shares of RELM's common stock. Upon conversion the Company would have a 9.2% ownership position in RELM. The note is pledged as security against a 8% Secured Promissory Note (note 9). The Company currently regards this investment as a held to maturity investment and has recorded the investment at cost.

Wireless Age Communications, Inc.
(formerly Lennoc Ventures, Inc.)
Notes to the Consolidated Financial Statements
December 31, 2003 and 2002
(STATED IN US DOLLARS) - Page 6
--------------------------------------------------------------------------------

Note 5     CAPITAL ASSETS

                                                          2003                         2002
                                         ------------ -------------- ------------   ------------
                                                       ACCUMULATED
                                            COST      AMORTIZATION       NET            NET
                                         ------------ -------------- ------------   ------------
          Computer software              $   32,757   $   23,786     $    8,971     $    8,769
          Equipment under capital lease     127,598       80,495         47,103         49,137
          Leasehold improvements            537,304      377,633        159,671        171,247
          Office equipment                  240,233      127,957        112,266         64,317
          Rental equipment                  201,637      117,561         84,076         23,459
          Shop tools                         19,181       17,847          1,334          1,535
                                         ----------   ----------     ----------     ----------
                                         $1,158,700   $  745,279     $  413,421     $  318,464
                                         ----------   ----------     ----------     ----------
                                         ----------   ----------     ----------     ----------

Note 6     INTANGIBLE ASSETS AND GOODWILL

                                                          2003                         2002
                                         ------------ -------------- ------------   ------------
                                                       ACCUMULATED
                                            COST      AMORTIZATION       NET            NET
                                         ------------ -------------- ------------   ------------
          Residual Premiums              $  811,556   $  563,414     $  248,142     $  339,212
          MTS Agency Fee                    246,816       85,614        161,202        152,577
          Midland trade-name, Vertex
          Standard distribution and
            supply agreements               284,500            -        284,500              -
          A.C. Simmonds & Sons
            trade-name, customer lists
            and relationships               288,300            -        288,300              -
          iMobile trade-name, customer                                                       -
            lists and relationships         761,000            -        761,000
          Goodwill                        2,855,597            -      2,855,597              -
                                         ----------   ----------     ----------     ----------
                                         $5,247,769   $  649,028     $4,598,741     $  491,789
                                         ----------   ----------     ----------     ----------
                                         ----------   ----------     ----------     ----------


Note 7     BANK INDEBTEDNESS

           The Company's operating line of credit, to a maximum of $308,520 (CDN$400,000) bears interest at bank prime plus 1.5% per annum. A general security agreement, assignment of book debts, inventory and directors' guarantee are pledged as security. At December 31, 2003, the Company was in breach of certain financial covenant ratios under the line of credit.

Wireless Age Communications, Inc.
(formerly Lennoc Ventures, Inc.)
Notes to the Consolidated Financial Statements
December 31, 2003 and 2002
(STATED IN US DOLLARS) - Page 7
--------------------------------------------------------------------------------

Note 8     ACCOUNTS PAYABLE AND ACCRUED LIABILITIES

                                                                    2003            2002
                                                                    ----            ----
          Accounts payable - trade                              $ 2,408,069    $   440,624
          Employee benefits and taxes payable                        11,102         16,870
          Vacation pay payable                                       51,779         37,549
          Profit sharing payable                                     77,130         34,187
          Accrued liabilities                                       125,030         44,062
          Other                                                       5,013         14,044
                                                                -----------    -----------
                                                                $ 2,678,123    $   587,336
                                                                -----------    -----------
                                                                -----------    -----------

Note 9     LONG-TERM DEBT

                                                                      2003          2002
                                                                      ----          ----
          Agency fee repayable in semi-annual payments of
           $24,681 (CDN$32,000) (principal CDN$136,320)
           including interest at 4.4% per annum, unsecured.       $    105,144   $    126,944

          Note payable in monthly payments of $6,427 (CDN$8,333)
           (principal CDN$133,333) plus interest at  bank prime
           plus 2.5% per annum secured by assets of the company        102,840              -

          Note payable, secured by common shares of Wireless
           Canada, repayable in one instalment payment of $61,704
           (CDN$80,000) on April 30, 2003 and the balance in
           monthly instalment payments of $8,672 (CDN$11,244)
           commencing June 1, 2003 including interest at 6% per
           annum (principal CDN$303,223).                              233,876        285,243

          Note payable, secured by common shares of Wireless Canada, non-interest bearing and repayable in monthly instalments
           of $10,945 (CDN$13,542) (principal CDN$ 80,749).             62,282        154,480

          Note payable to a director of a subsidiary of the
          Company, unsecured, non-interest bearing  and no specific
          terms of repayment (principal CDN$0).                              -         39,405

          Note payable to a company with a common director,
           unsecured, non-interest bearing and no specific
           terms of repayment (principal CDN$0).                             -         12,123

          Loan payable, unsecured, non-interest bearing and
           repayable in monthly instalments of $633 (CDN$1,000)
           (principal CDN$0).                                                -         11,712

Wireless Age Communications, Inc.
(formerly Lennoc Ventures, Inc.)
Notes to the Consolidated Financial Statements
December 31, 2003 and 2002
(STATED IN US DOLLARS) - Page 8
--------------------------------------------------------------------------------

                                                                      2003          2002
                                                                      ----          ----
          Subordinated loan payable, unsecured, bearing
           interest at 12% per annum and repayable in monthly
           amounts of $6,106 (CDN$7,916) commencing May 31, 2003
           (principal CDN$134,585).                                    103,805        120,290

          Secured promissory note payable, bearing interest at
          8% per annum and due and  payable on June 30, 2004.
          (Note - 4)                                                 1,930,000              -
                                                                  ------------   ------------
                                                                     2,537,947        750,197
          Less:  current portion:                                   (2,286,862)      (333,038)
                                                                  ------------   ------------
                                                                  $    251,085   $   417,159
                                                                  ------------   ------------
                                                                  ------------   ------------

           The estimated principal repayments due in each of the next four years are as follows:

                                2004                             $  2,286,862
                                2005                                  208,023
                                2006                                   43,062
                                                                 ------------
                                                                 $  2,537,947
                                                                 ------------
                                                                 ------------


Note 10    OBLIGATIONS UNDER CAPITAL LEASE

                                                                      2003          2002
                                                                      ----          ----
          Obligation under capital lease to Teletech Financial
           Corporation in monthly payments of $1,212 including
           interest at 14.1%.  Equipment is pledged as security.  $          -  $      9,353

          Obligation under capital lease to Teletech Financial
           Corporation in monthly payments of $822 including
           interest at 15.8%.  Equipment is pledged as security.             -         7,683
                                                                  ------------  ------------

                                                                  $          -  $     17,036
                                                                  ------------  ------------
                                                                  ------------  ------------

Wireless Age Communications, Inc.
(formerly Lennoc Ventures, Inc.)
Notes to the Consolidated Financial Statements
December 31, 2003 and 2002
(STATED IN US DOLLARS) - Page 9
--------------------------------------------------------------------------------

Note 11    DUE TO/(FROM) RELATED PARTIES

                                                                      2003          2002
                                                                      ----          ----
          Amounts owing from companies with  common
           directors, unsecured, non-interest bearing with no
           specific terms of repayment.                           $(    27,347) $(     9,181)

          Amounts owing from a director of a subsidiary of the
           Company, unsecured, non-interest bearing and with no
           specific terms of repayment.                                      -  (     44,980)

          Amounts owing to a director of a subsidiary of the
           Company, unsecured, non-interest bearing and due on
           demand.                                                     101,070       130,239

                                                                  ------------  ------------
                                                                  $     73,723  $     76,078
                                                                  ------------  ------------
                                                                  ------------  ------------

Note 12    CAPITAL STRUCTURE

           Capital Stock

           The Company is authorized to issue up to 100,000,000 common shares.

           Voting Rights

           The holders of shares of common stock are entitled to receive notice of, attend and vote at all meetings of stockholders. Each share of common stock carries one vote at such meetings.

Wireless Age Communications, Inc.
(formerly Lennoc Ventures, Inc.)
Notes to the Consolidated Financial Statements
December 31, 2003 and 2002
(STATED IN US DOLLARS) - Page 10
--------------------------------------------------------------------------------

           Warrants

           The following is a summary of warrant activity for 2003 and 2002:

                                                  Number of Shares
                                                 to Purchase under
                                                      Warrants             Expiry Date

          Balance, December 31, 2001                         -
          Issued                                             -
          Exercised                                          -
                                                  ------------
          Balance, December 31, 2002                         -
                                                  ------------
          Issued                                       250,000       Between September 30,
                                                                     2005 and October 15,
                                                                     2006
          Exercised                                          -
                                                  ------------
          Balance, December 31, 2003                   250,000
                                                  ------------
                                                  ------------

           Warrants outstanding at December 31, 2003 are summarized as follows:

               Number             Price        Year of Issue   Vesting Period      Term

                100,000      $         2.00        2003          9 months(1)     2 years
                150,000                2.00        2003          Immediate       3 years
             ------------
                250,000
             ------------
             ------------



           1 Vesting period is 33,333 exercisable on January 1, 2004, 66,666 on April 1, 2004 and 100,000 on July 1, 2004.

           Should all exercisable warrants as of December 31, 2003 be exercised, the total additional consideration available to the Company is $300,000. A maximum of 150,000 common shares would be issued.

           In 2003, warrants to purchase 150,000 common shares were issued pursuant to a private placement to three directors of the Company.

           Also during 2003, warrants to purchase 100,000 common shares were issued pursuant to a consulting agreement. Services provided under the agreement related to the issuance of the warrants were valued at $60,900 using the Black-Scholes option-pricing model with the following weighted average assumptions, dividend yield of 0%, expected volatility of 173%,

Wireless Age Communications, Inc.
(formerly Lennoc Ventures, Inc.)
Notes to the Consolidated Financial Statements
December 31, 2003 and 2002
(STATED IN US DOLLARS) - Page 11
--------------------------------------------------------------------------------

           risk free interest rate of 5% and expected life of 1.7 years. The Company is amortizing this cost over the life of the warrants and has expensed $7,612 as non-cash operating costs in 2003.

           Stock Options

           The Company does not have a Stock Option plan.

           1588102 Ontario Inc. Preferred Shares

           During 2003, 1588102 Ontario Inc., a wholly owned subsidiary of the Company, issued 1,000,000 preferred shares of 1588102 Ontario Inc. to a related party as part of an acquisition (note 16). The preferred shares are exchangeable into 1,000,000 shares (plus any declared but unpaid dividends) of the Company's common stock on of before September 19, 2008.


Note 13    COMMITMENTS

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

           b)  Premise Leases

               The Company leases its premises under agreements requiring aggregate minimum payments over the next four years as follows:

                                2004                       $     236,863
                                2005                             214,234
                                2006                             154,595
                                2007                             123,510
                                                           -------------
                                                           $     729,202
                                                           -------------
                                                           -------------


Wireless Age Communications, Inc.
(formerly Lennoc Ventures, Inc.)
Notes to the Consolidated Financial Statements
December 31, 2003 and 2002
(STATED IN US DOLLARS) - Page 12
--------------------------------------------------------------------------------

Note 14    INCOME TAXES

           The following table summarizes the significant components of the Company's deferred tax assets:

                                                                  2003              2002
                                                              ------------      ------------
          Deferred Tax Assets
            Non-capital loss carryforward                     $    110,000      $      7,768
            Capital assets - temporary timing difference           (20,000)          (11,521)
            Other assets - temporary timing difference              56,000            13,894
                                                              ------------      ------------
          Gross deferred tax assets                                146,000            10,141
          Valuation allowance for deferred tax asset              (146,000)          (10,141)
                                                              ------------      ------------
                                                              $          -      $          -
                                                              ------------      ------------
                                                              ------------      ------------

           The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is likely to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry.

           All balances relate to Canadian transactions.

           No current provision for income taxes has been provided in these financial statements due to the net loss. At December 31, 2003 the Company has net operating loss carryforwards, which expire commencing in 2021, totalling approximately $280,000, the benefit of which has not been recorded in the financial statements.

Note 15    RELATED PARTY TRANSACTIONS

           During the years ended December 31, 2003 and 2002, the Company incurred the following expenses charged by directors of the Company and its subsidiaries and companies with common directors:

                                                                      2003          2002
                                                                      ----          ----
          Sales                                                   $     15,490  $     22,698
          Management fees                                               39,973        25,477
                                                                  ------------  ------------
                                                                  $     55,463  $     48,175
                                                                  ------------  ------------
                                                                  ------------  ------------

          Cost of goods sold                                      $    523,793  $    114,927
          Management fees                                              343,823        30,000
          Wages and benefits                                            65,184        37,440
          Travel & Meals                                                25,383             -
                                                                  ------------  ------------
                                                                  $    958,183  $    182,367
                                                                  ------------  ------------
                                                                  ------------  ------------

Wireless Age Communications, Inc.
(formerly Lennoc Ventures, Inc.)
Notes to the Consolidated Financial Statements
December 31, 2003 and 2002
(STATED IN US DOLLARS) - Page 13
--------------------------------------------------------------------------------

           Included in accounts payable is $10,870 (2002: $14,755) owing to a company with a common director.

Note 16    BUSINESS ACQUISITIONS

           Wireless Age Communications Ltd.

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

           The business combination is accounted for using the purchase method. The fair value of the assets and liabilities acquired are as follows:

          Current assets                                                       $ 1,070,369
          Capital assets                                                           364,062
          Residual premiums                                                        375,416
          Agency agreement                                                         160,921
                                                                               -----------
                                                                                 1,970,768
          Current liabilities                                                    1,127,668
          Long-term debt                                                            87,307
                                                                               -----------
                                                                                   755,793
          Less:  non-controlling interest                                           65,559
                                                                               -----------
          Net assets acquired at fair values                                   $   690,234
                                                                               -----------
                                                                               -----------
          Total consideration
            Notes payable                                                      $   500,867
            2,971,104 common shares                                                189,367
                                                                               -----------
                                                                               $   690,234
                                                                               -----------
                                                                               -----------

           The fair value of the common shares issued was based on an independent appraisal of Wireless Canada. Included in the fair value is the total amount of $313,681, assigned to residual premiums at the date of acquisition. The residual premiums have a definite life and are being amortized over 5 years, on a straight-line basis.

           Prime Wireless Corporation

           On March 13, 2003, the Company acquired all of the issued and outstanding shares of Prime

Wireless Age Communications, Inc.
(formerly Lennoc Ventures, Inc.)
Notes to the Consolidated Financial Statements
December 31, 2003 and 2002
(STATED IN US DOLLARS) - Page 14
--------------------------------------------------------------------------------

           Wireless Corporation in exchange for 1,500,000 shares of the Company's common stock. The consolidated financial statements include the operating results of Prime Wireless from the date of acquisition, March 13, 2003.

           The business combination is accounted for using the purchase method. The fair value of the assets and liabilities acquired are as follows:

          Current assets                                                       $    14,382
          Capital assets                                                             1,131
          Intangible assets                                                        284,500
          Goodwill                                                                 111,337
                                                                               -----------
                                                                                   411,350
          Current liabilities                                                       21,350
                                                                               -----------
          Net assets acquired at fair values                                   $   390,000
                                                                               -----------
                                                                               -----------
          Total consideration
            1,500,000 common shares                                            $   390,000
                                                                               -----------
                                                                               -----------

           Included in the fair value is the total amount of $395,387, of which $284,500 has been assigned to intangible assets and represents mainly customer lists, certain non-contractual customer and supplier relationships and the Midland trade-name in the context of land mobile two way radios. The Company has assigned $110,887 to goodwill.

           Wireless Source Distribution Ltd.

           On September 19, 2003, the Company acquired all of the issued and outstanding common shares of Wireless Source Distribution Ltd. from related parties. Wireless Source was owned 50% by an officer of Wireless Age Communications Ltd. and 50% by an entity solely owned by a director of the Company.

           The acquisition was consummated through a series of agreements. On September 19, 2003 the Company and a wholly owned subsidiary, (1588102 Ontario) entered into a Share Exchange Agreement with an officer of Wireless Age Communications Ltd. under which 1588102 Ontario issued 1,000,000 preferred shares of itself to the officer for 50 class B common shares of Wireless Source. The preferred shares carry several rights but are primarily exchangeable into 1,000,000 shares of the Company's common stock. The Company also entered into a Stock Purchase Agreement with an entity solely owned by a director of the Company under which the Company issued 1,000,000 shares of the Company's common stock to the entity in exchange for 50 class B common shares of Wireless Source.

           As total consideration the Company issued 1,000,000 shares of the Company's common stock and 1,000,000 preferred shares of 1588102 Ontario valued at $2,740,000. The consolidated financial statements include the operating results of Wireless Source from September 1, 2003.

Wireless Age Communications, Inc.
(formerly Lennoc Ventures, Inc.)
Notes to the Consolidated Financial Statements
December 31, 2003 and 2002
(STATED IN US DOLLARS) - Page 15
--------------------------------------------------------------------------------

           The business combination is accounted for using the purchase method. The fair value of the assets and liabilities acquired are as follows:

          Current assets                                                       $   885,869
          Capital assets                                                             9,301
          Intangible assets                                                        761,000
          Goodwill                                                               2,072,560
                                                                               -----------
                                                                                 3,728,730
          Current liabilities                                                      988,730
                                                                               -----------
          Net assets acquired at fair values                                   $ 2,740,000
                                                                               -----------
                                                                               -----------
          Total consideration
            1,000,000  common shares and 1,000,000  preferred
            shares of 1588102 Ontario Inc.                                     $ 2,740,000
                                                                               -----------
                                                                               -----------


           Included in the fair value is the total amount of $2,833,560, of which $761,000 has been assigned to intangible assets and represents mainly customer lists, certain non-contractual customer and supplier relationships and the iMobile trade-name in Canada. The Company has assigned $2,072,560 to goodwill.

           A.C. Simmonds & Sons Trade-Name

           On July 2, 2003, the Company acquired all of the current lines of business operated by a related party (a sibling of an officer and director of the Company) under the tradename A.C. Simmonds & Sons in exchange for 1,500,000 shares of the Company's common stock. The A.C. Simmonds & Sons lines of business consist primarily of the sale of electronics products to certain customers and clients. Since July 2, 2003, and in anticipation of the acquisition of Wireless Source, the Company operated the A.C. Simmonds & Sons Business through financing from Wireless Source, and, upon the Company's acquisition of Wireless Source on September 19, 2003, the A.C. Simmonds & Sons Business became a division of Wireless Source.

           The business combination is accounted for using the purchase method. The fair value of the assets and liabilities acquired are as follows:

          Intangible asset                                                     $   288,300
          Goodwill                                                                 671,700
                                                                               -----------
          Net assets acquired at fair values                                   $   960,000
                                                                               -----------
                                                                               -----------
          Total consideration
            1,500,000 common shares                                            $   960,000
                                                                               -----------
                                                                               -----------

Wireless Age Communications, Inc.
(formerly Lennoc Ventures, Inc.)
Notes to the Consolidated Financial Statements
December 31, 2003 and 2002
(STATED IN US DOLLARS) - Page 16
--------------------------------------------------------------------------------

           The excess of the purchase price over the net assets acquired has been allocated to an intangible asset representing the Canadian battery customer lists in the amount of $288,300 and the remainder of $671,700 to goodwill arising from the transaction.

Note 17    ECONOMIC DEPENDENCE

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

                                                                      2003          2002
                                                                      ----          ----
          Accounts receivable
            SaskTel                                               $    398,208  $    262,540
            MTS                                                        161,634       164,333
                                                                  ------------  ------------
                                                                  $    559,842  $    426,873
                                                                  ------------  ------------
                                                                  ------------  ------------
          Revenue
            SaskTel                                               $  2,496,172  $    473,317
            MTS                                                      1,489,117       308,371
                                                                  ------------  ------------
                                                                  $  3,985,289  $    781,688
                                                                  ------------  ------------
                                                                  ------------  ------------

Note 18    SEGMENTED INFORMATION

           SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," established standards for reporting information about operating segments in the Company's financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company operates in two operating segments; retail and wholesale/distribution operations. The following table shows revenues, profit or loss and identifiable assets by operating segment:

Wireless Age Communications, Inc.
(formerly Lennoc Ventures, Inc.)
Notes to the Consolidated Financial Statements
December 31, 2003 and 2002
(STATED IN US DOLLARS) - Page 17
--------------------------------------------------------------------------------

                                                                      2003          2002
                                                                      ----          ----
          Revenues
            Retail                                                $  7,604,776  $  1,731,948
            Wholesale                                                1,740,989  $          -
            Elimination of inter-segment revenues                      (77,196)            -
                                                                  ------------  ------------
          Consolidated revenues                                   $  9,268,569  $  1,731,948
                                                                  ------------  ------------
                                                                  ------------  ------------
          Profit or Loss
            Retail                                                $    669,264  $     49,730
            Wholesale                                                 (117,869)            -
          Unallocated amounts:
            Corporate costs (including  related party management
              fees)                                                   (704,743)      (72,976)
            Non-controlling interest                                    16,041         2,191
                                                                  ------------  ------------
          Consolidated loss                                       $   (137,307) $    (21,055)
                                                                  ------------  ------------
                                                                  ------------  ------------
          Assets
            Retail                                                $  2,566,450  $  1,708,658
            Wholesale                                                  899,246             -
            Retail intangible assets                                   409,344             -
            Wholesale intangible assets                              4,189,397             -
            Unallocated corporate assets                             1,987,149       298,334
                                                                  ------------  ------------
          Consolidated assets                                     $ 10,051,586  $  2,006,992
                                                                  ------------  ------------
                                                                  ------------  ------------

Note 19    NEW ACCOUNTING STANDARDS

           Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

Note 20    SUBSEQUENT EVENTS

           Disposal of Marketable Securities

           On January 16, 2004, the Company disposed of 18,100 shares of Globetech Ventures Corp. (symbol - GTVCF) for net proceeds of $38,255 (CAD$49,598) and recorded a gain on marketable securities of $10,154 (CAD$13,166).

           Acquisition of Additional RELM Promissory Notes

           On February 5, 2004, the Company acquired an additional $550,000 in outstanding principal of 8% Convertible Subordinated Promissory Notes of RELM Wireless Corporation (Note 4). The

Wireless Age Communications, Inc.
(formerly Lennoc Ventures, Inc.)
Notes to the Consolidated Financial Statements
December 31, 2003 and 2002
(STATED IN US DOLLARS) - Page 18
--------------------------------------------------------------------------------

           notes mature on December 31, 2004 and together with the $1,700,000 note acquired on December 31, 2003 are convertible into 1,196,808 common shares of RELM which would represent an 11.7% ownership position in RELM. The additional notes have been pledged as security for an 8% Secured Promissory Note Payable (Note 9).

           Increase in Secured Promissory Note Payable

           On January 21, 2004, the Company borrowed an additional $400,000 under an 8% Secured Promissory Note for working capital purposes. The note was initially drawn in the amount of $1,930,000 on December 31, 2003 and was increased to $2,330,000.

Note 21    PROFORMA INFORMATION

           The Company's historical statements of operations include the results of Prime Wireless and Wireless Source (including the A.C. Simmonds operating division) subsequent to the acquisition dates of March 13, 2003 and September 19, 2003, respectively. In addition the financial statements include the acquisition of the RELM 8% subordinated promissory note on December 31, 2003. The following unaudited pro forma financial information for the year ended December 31, 2003 presents the consolidated results of the Company as if the acquisitions of Prime Wireless Wireless Source and the RELM note had occurred at the beginning of 2002. This unaudited pro forma information for the year ended December 31, 2003 is not intended to be indicative of future operating results.

                                                                      2003          2002
                                                                      ----          ----
            Revenues                                              $ 11,852,558  $  7,056,327
                                                                  ------------  ------------

            Net loss                                              $   (190,762) $     16,384
                                                                  ------------  ------------
                                                                  ------------  ------------
          Loss per share:
            Basic loss per share                                  $      (0.01) $       0.00
            Fully diluted loss per share                          $      (0.01) $       0.00

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On February 5, 2004, the Company dismissed Amisano Hanson, Chartered Accountants, ("Amisano Hanson") as its principal accountants. Such action had been previously approved by the Company's Board of Directors. Amisano Hanson's report on the financial statements of the Company for the past year did not contain an adverse opinion or disclaimer of opinion, and were not modified as to audit scope or accounting principles. From the time of Amisano Hanson's appointment as the Company's auditors on January 22, 2001, through the date of this report, there has been no disagreements with Amisano Hanson on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Amisano Hanson, would have caused it to make reference to the subject matter of the disagreements in connection with its report. During the two most recent fiscal years and through the date of this report there have been no reportable events.

On February 5, 2004, the Company retained Mintz & Partners LLP of Toronto, Ontario, Canada, as the Company's independent accountants to conduct an audit of the Company's financial statements for the fiscal year ended December 31, 2003. This action was previously approved by the Company's Board of Directors.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Information required by this Item will be set forth in either (i) the Company's definitive proxy statement for the 2004 Annual Meeting of Stockholders, or (ii) an amendment to this Report on Form 10-KSB/A, which in either case will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2003, and which information is incorporated herein by reference.


ITEM 10.  EXECUTIVE COMPENSATION.

Information required by this Item will be set forth in either (i) the Company's definitive proxy statement for the 2004 Annual Meeting of Stockholders, or (ii) an amendment to this Report on Form 10-KSB/A, which in either case will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2003, and which information is incorporated herein by reference.


ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

Information required by this Item will be set forth in either (i) the Company's definitive proxy statement for the 2004 Annual Meeting of Stockholders, or (ii) an amendment to this Report on Form 10-KSB/A, which in either case will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2003, and which information is incorporated herein by reference.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item will be set forth in either (i) the Company's definitive proxy statement for the 2004 Annual Meeting of Stockholders, or (ii) an amendment to this Report on Form 10-KSB/A, which in either case will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2003, and which information is incorporated herein by reference.

ITEM 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K.

   (a) Exhibits.

        EXHIBIT NO.          DESCRIPTION
        -----------          -----------
        Exhibit 3.1          Certificate of incorporation, as amended to
                             date, incorporated by reference to the exhibits of
                             the Company's Form SB-2 filed on February 26, 2001.

        Exhibit 3.2 Bylaws as currently in effect, incorporated by reference to the exhibits of the Company's
                             Form SB-2 filed on February 26, 2001.

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

        Exhibit 10.4         A.C. Simmonds & Sons Tradename Purchase and
                             Sale Agreement by and between the Registrant and Pine Ridge Holdings Limited dated August 7, 2003, incorporated by reference to the exhibits of the Company's Form 10QSB filed on August 14, 2003.

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

        Exhibit 10.8         Note Purchase Agreement by and between the
                             Registrant and Special Situations Private Equity
                             Fund L.P. dated December 17, 2003, incorporated by reference to the exhibits of the Company's Form 8-K filed on January 15, 2004.

        Exhibit 10.9 Note Purchase and Security Agreement by and between the Registrant and Stacey Minichiello dated
                             December 31, 2003. *

        Exhibit 99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

        * Filed herewith.

(b)     Reports on Form 8-K

                             Form 8-K filed on January 2, 2003 with respect to the Acquisition of Wireless Age Communications Ltd., change in name and resignation of a director.

                             Form 8-K filed on April 2, 2003 with respect to the acquisition of Prime Wireless Corporation and appointment of a director.

                             Form 8-K/A filed on May 12, 2003 with respect to proforma financial information on acquisition of Wireless Age Communications Ltd.

                             Form 8-K filed on October 22, 2003 with respect to acquisition of Wireless Source Distribution Ltd. and A.C. Simmonds trade-name.

                             Form 8-K/A filed on December 3, 2003 with respect to audited financial statements and proforma financial information on acquisition of Wireless Source Distribution Ltd.

                             Form 8-K filed December 18, 2003 with respect to acquisition of RELM Wireless Corporation Convertible Note.

                                   SIGNATURES

        In accordance with sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereto duly authorized individual.

   Date:  March 30, 2004
                           WIRELESS AGE COMMUNICATIONS, INC.

                      By:

                           /s/ John G. Simmonds
                           ----------------------------------------------------
                                JOHN G. SIMMONDS,  CEO



        In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

             NAME                              TITLE                        DATE
             ----                              -----                        ----
/s/ John G. Simmonds

--------------------------------
     JOHN G. SIMMONDS                  Chairman/CEO/Director           March 30, 2004
                                   (principal executive officer)


/s/ Brian Usher-Jones

--------------------------------
     BRIAN USHER-JONES                        Director                 March 30, 2004


/s/ Kenneth Adelberg

--------------------------------
     KENNETH ADELBERG                         Director                 March 30, 2004


/s/ Gary N. Hokkanen

--------------------------------
     GARY N. HOKKANEN                           CFO                    March 30, 2004
                                   (principal accounting officer)


                    PRINCIPAL EXECUTIVE OFFICER CERTIFICATION


I, John G. Simmonds, certify that:


1. I have reviewed this annual report on Form 10-KSB of Wireless Age Communications, Inc.;

2. Based on my knowledge this annual report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

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

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     (a) All significant deficiencies in the design or operations of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  March 30, 2004                  By:         /s/ JOHN G. SIMMONDS
                                                   ----------------------------
                                                   John G. Simmonds
                                                   Principal Executive Officer

                    PRINCIPAL FINANCIAL OFFICER CERTIFICATION


I, Gary N. Hokkanen, certify that:


1. I have reviewed this annual report on Form 10-KSB of Wireless Age Communications, Inc.;

2. Based on my knowledge this Annual report does not contain any untrue statements of a material fact or omit to state a material fact necessary to make the statement made, in light of the circumstances under which statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

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

     (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     (c) Presented in this Annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date.

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     (a) All significant deficiencies in the design or operations of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  March 30, 2004                    By:       /s/ GARY N. HOKKANEN
                                                   ----------------------------
                                                   Gary N. Hokkanen
                                                   Principal Financial Officer