Form 10QSB
period 2004-03-31
WIRELESS AGE COMMUNICATIONS INC
filed 2004-05-17
CIK 1130131

      As filed with the Securities and Exchange Commission on May 17, 2004

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

                  For the Quarterly Period Ended March 31, 2004

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


                                13980 JANE STREET
                       KING CITY, ONTARIO, L7B 1A3, CANADA
                    (Address of Principal Executive Offices)


                                 (905) 833-0808
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         YES  X                                                NO
            -----                                                -----

The number of shares of common stock outstanding as of March 31, 2004:
20,986,604

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        WIRELESS AGE COMMUNICATIONS, INC.




                                                   INDEX

PART I          FINANCIAL INFORMATION

Item 1.         Condensed Financial Statements (unaudited)
                       Condensed Consolidated Balance Sheet.............................................   3
                       Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)..   4
                       Condensed Consolidated Statements of Stockholders' Equity........................   5
                       Condensed Consolidated Statements of Cash Flows..................................   7
                       Notes to Condensed Consolidated Financial Statements.............................   8

Item 2.         Management's Discussion and Analysis or Plan of Operation...............................  16

Item 3.         Controls and Procedures.................................................................  23


PART II.        OTHER INFORMATION

Item 1.         Legal Proceedings.......................................................................  24

Item 2.         Change in Securities and Use of Proceeds................................................  24

Item 3.         Defaults Upon Senior Securities.........................................................  24

Item 4.         Submission of Matters to a Vote of Security Holders.....................................  24

Item 5.         Other Information.......................................................................  24

Item 6.         Exhibits and Reports on Form 8-K........................................................  25
                          A)  Exhibit Schedule
                          B)  Reports Filed on Form 8-K

Signatures..............................................................................................  26

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

                        WIRELESS AGE COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2004
                                   (UNAUDITED)


ASSETS

Current Assets:
    Receivables                                                                                         $ 1,164,953
    Inventory                                                                                             1,298,577
    Investments (note 4)                                                                                  2,600,000
    Prepaid expenses                                                                                        240,813
--------------------------------------------------------------------------------------------------------------------
                                                                                                          5,304,343
--------------------------------------------------------------------------------------------------------------------

Capital assets, net of accumulated amortization of $785,306                                                 384,080
Intangible assets and goodwill (note 5)                                                                   4,777,023
--------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                            $10,465,446
====================================================================================================================

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
    Bank indebtedness                                                                                   $   484,135
    Accounts payable and accrued liabilities                                                              1,790,859
     Customer deposits                                                                                       17,354
     Due to related parties                                                                                 352,042
     Current portion of long-term debt (note 6)                                                           2,578,059
--------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                                 5,222,449

Long-term debt (note 6)                                                                                     154,637
Non-controlling interest                                                                                     48,862
--------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                                         5,425,948
--------------------------------------------------------------------------------------------------------------------

Stockholders' equity

   Preferred stock, $0.001 par value, 10,000,000 shares authorized, No
      shares issued and outstanding                                                                               -
   Common stock, $.001 par value, 100,000,000 shares authorized,
      20,986,604 shares issued and outstanding at March 31, 2004                                             20,986
   Additional paid-in capital                                                                             5,292,976
   Common stock subscribed                                                                                  125,625
   Accumulated deficit                                                                                    (465,477)
   Accumulated other comprehensive income                                                                    65,388
--------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                                5,039,498
====================================================================================================================
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                              $10,465,446
====================================================================================================================

                 See accompanying notes to financial statements.

                        WIRELESS AGE COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                                                                 Three Months Ended
                                                                                                      March 31,
                                                                                                   2004           2003
-----------------------------------------------------------------------------------------------------------------------

Sales                                                                                        $2,956,862     $1,408,824

Cost of goods sold                                                                            1,968,177        700,704
-----------------------------------------------------------------------------------------------------------------------

Gross profit                                                                                    988,685        708,120
-----------------------------------------------------------------------------------------------------------------------

Expenses:
    Selling and administrative expenses                                                       1,116,819        572,557
    Amortization                                                                                 55,711         55,200
    Interest                                                                                     29,128         13,984
-----------------------------------------------------------------------------------------------------------------------
Total expenses                                                                                1,201,658        641,741

-----------------------------------------------------------------------------------------------------------------------
Income (loss) from operations                                                                 (212,973)         66,379
-----------------------------------------------------------------------------------------------------------------------

Other (income) expenses
    Gain on disposal of marketable securities                                                  (33,845)              -
    Non-operating interest expense, net (note 7)                                                 79,631              -
    Foreign exchange loss (gain)                                                                (2,353)         36,749
    Management fee income                                                                             -       (14,724)
-----------------------------------------------------------------------------------------------------------------------
                                                                                                 43,433         22,025
-----------------------------------------------------------------------------------------------------------------------

Income (loss) before income taxes
   and non-controlling interest                                                               (256,406)         44,354

    Income taxes                                                                                      -         23,714
-----------------------------------------------------------------------------------------------------------------------

Income (loss) before non-controlling interest                                                 (256,406)         20,640

    Non-controlling interest                                                                    (1,535)        (1,339)
-----------------------------------------------------------------------------------------------------------------------

Net income (loss)                                                                            $(257,941)     $   19,301
=======================================================================================================================
Basic earnings (loss) per share of common stock:
Weighted average number of common shares outstanding                                         20,613,687     15,554,105
      Basic earnings (loss) per share                                                         $(0.0125)        $0.0012
Diluted earnings (loss) per share of common stock:
Weighted average number of common shares outstanding                                         20,797,020     15,554,105
      Diluted earnings (loss) per share                                                               -        $0.0012

                                                                                    Comprehensive
                                                                                    Income (Loss)

Net income (loss)                                                                            $(257,941)     $   19,301
Other comprehensive income (loss):
Foreign exchange translation gain (loss)                                                        (5,088)         32,852
-----------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                                                                  $(263,029)     $   52,153
-----------------------------------------------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                        WIRELESS AGE COMMUNICATIONS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)



                                 Common Stock
                         ---------------------------                                           Accumulated
                                                       Common     Additional                      Other           Total
                                                        Stock       Paid-in    Accumulated    Comprehensive   Stockholders'
                           Shares          Amount    Subscribed     Capital      Deficit         Income          Equity
----------------------------------------------------------------------------------------------------------------------------
Balance, December 31,
   2002                   15,304,105      $  15,304            -     272,308      (70,229)       (8,034)           209,349
Issuance of common
   stock for acquisition   1,500,000          1,500            -     388,500            -             -            390,000

Adjustment arising
   from foreign exchange
   translation gain                                                                              32,852             32,852

Net income for the
   three month period
   ended March 31, 2003            -              -            -           -       19,301             -             19,301

                         ------------     ---------- ------------ ------------ ------------- ---------------- --------------
Balance, March 31, 2003   16,804,105      $  16,804            -     660,808      (50,928)       24,818            651,502
                         ------------     ---------- ------------ ------------ ------------- ---------------- --------------

                 See accompanying notes to financial statements.

                        WIRELESS AGE COMMUNICATIONS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                    Common Stock                                                 Accumulated
                           ---------------------------  Common      Additional                     Other           Total
                                                         Stock       Paid-in     Accumulated   Comprehensive   Stockholders'
                             Shares          Amount    Subscribed    Capital       Deficit         Income          Equity
-------------------------------------------------------------------------------------------------------------------------------
Balance, December 31,
   2003                     19,574,104      $  19,574            -    4,741,850     (207,536)       94,720         4,648,608

Issuance of common
   stock for retraction
   of preferred stock of
   wholly owned
   subsidiary                1,000,000          1,000            -      (1,000)            -             -                 -

Issuance of common
   stock to acquire
   investments                 412,500            412            -      549,588            -             -           550,000

Adjustment arising
   from common stock
   issuable for
   consulting services
   provided                          -              -      125,625            -            -             -           125,625

Adjustment arising
   from warrants issued
   for consulting
   services provided                 -              -            -        2,538            -             -             2,538

Adjustment arising
   from disposal of
   marketable securities             -              -            -            -            -       (24,244)         (24,244)

Adjustment arising
   from foreign
   exchange translation
   loss                                                                                             (5,088)          (5,088)

Net loss for the
   three month period
   ended March 31, 2004              -              -            -            -     (257,941)            -         (257,941)
-------------------------------------------------------------------------------------------------------------------------------
Balance, March 31,
   2004                     20,986,604      $  20,986      125,625    5,292,976     (465,477)       65,388         5,039,498
===============================================================================================================================

                 See accompanying notes to financial statements.

                        WIRELESS AGE COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                             Three Months Ended
                                                                                                   March 31,
                                                                                                 2004         2003
-------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATIONS
    Net income (loss)                                                                      $(257,941)      $19,301
    Adjustments to reconcile net loss
      to net cash provided by (used in) operating activities:
                 Amortization                                                                  55,711       55,200
                 Foreign exchange (gain) loss                                                 (2,353)       36,749
                 Gain on disposal of marketable securities                                   (33,845)            -
                 Non-controlling interest share of income                                       1,535        1,339
     Changes in working capital accounts:
                 Accounts receivable                                                          311,591      158,656
                 Inventory                                                                     10,232     (72,029)
                 Prepaid expenses                                                              38,897        (424)
                 Accounts payable and accrued liabilities                                   (872,174)    (157,520)
                 Income taxes payable                                                               -        9,772
                 Due to related parties                                                        98,319       49,804
                 Customer deposits                                                              8,496        4,207
-------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                         (641,532)      105,055
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
          Proceeds on disposal of marketable securities                                        37,640            -
          Additions to capital assets                                                        (10,686)     (50,774)
-------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities:                                           26,954     (50,774)
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
          Increase (decrease) in bank indebtedness                                            419,829     (51,990)
          Increase (decrease) in long-term debt and
             obligations under capital leases                                                 194,749      (2,291)
-------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities:                                          614,578     (54,281)
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
Increase in cash                                                                                    0            0
===================================================================================================================
CASH, beginning of period                                                                           0            0
===================================================================================================================
CASH, end of period                                                                            $    0       $    0
===================================================================================================================

Non cash financing activities:

During the three month period ended March 31, 2004, the Company;

     o Issued 412,500 shares of its common stock to purchase $550,000 in subordinated convertible promissory notes of RELM Wireless Corporation.
     o Acquired 6,000,000 common shares of Pivotal Self-Service Technologies, Inc. from a related party by issuing a $180,000 note payable.
     o Acquired intellectual property rights in exchange for inventory valued at $76,260.
     o Agreed to issue 125,000 shares of its common stock for consulting services provided, valued at $125,625, during the current quarter, none of which was amortized prior to March 31, 2004.
     o Issued 120,000 shares of its common stock for consulting services provided valued at $151,200 in 2003, $63,000 of which the Company amortized during the current quarter.
     o Issued warrants to purchase 100,000 common shares in 2003 as partial consideration for services provided. The services provided during the current quarter were valued at $2,538.

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

                        WIRELESS AGE COMMUNICATIONS, INC.

              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2004
                                   (Unaudited)


NOTE 1 - BASIS OF PRESENTATION AND BUSINESS OPERATIONS

         The accompanying condensed unaudited consolidated financial statements of Wireless Age Communications Inc., (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

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

ACQUISITION OF RELM WIRELESS NOTES

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

PROPOSED ACQUISITION OF WESTCAN WIRELESS, ALLCAN ELECTRONIC DISTRIBUTORS AND AN INVESTMENT IN BLUEWAVE ANTENNA SYSTEMS LTD.

         On April 13, 2004 the Company announced that it plans to acquire 479645 Alberta Ltd. including its operating divisions Westcan Wireless and Allcan Electronic Distributors and its 80% investment in Bluewave Antenna Systems Ltd. Westcan Wireless has offices in Edmonton and Calgary, and is Western Canada's preeminent provider of wireless broadband data systems for private enterprise and largest privately owned two-way radio dealer. Westcan Wireless also owns and operates VHF and UHF repeater systems with sixteen sites throughout north and central Alberta as well as three 800 MHz and one 400 MHz trunked radio systems in the Edmonton area. Allcan was started in 1977 and today provides wireless communications, data and cellular support equipment to clients across Canada. 479645 is the majority and controlling shareholder of Bluewave Antenna Systems Ltd. of Calgary. Bluewave is a market leading manufacturer of quality antennas for the SCADA, wireless automation and wireless local-loop sectors throughout North America and selected international markets.

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

BATTERY & WIRELESS ALLIANCE

         On April 28, 2004 the Company announced that it had signed a Letter of Intent with Battery & Wireless Solutions Inc. (BWS) to explore the opportunity of jointly rolling out their respective commercial/retail and wholesale operations across Canada. BWS is the largest independent battery distributor in Canada, operates eight commercial/retail outlets in British Columbia and Alberta through its wholly owned subsidiary, Battery World Canada Corp. Both companies intend to establish a joint distribution and marketing plan whereby they would collaborate on cross selling their existing product lines through their 18 commercial/retail outlets as well as developing a comprehensive national store by store rollout plan. As well, the companies intend to design and implement a joint national branding and marketing plan to enhance the commercial/retail visibility of their respective companies. The companies will explore, as part of the Letter of Intent, the feasibility of utilizing joint wholesale operations in various locations across Canada. Wireless Age undertook to perform due diligence on BWS in order to consider making an investment into BWS to participate in its expansion growth.

PROPOSED KNOWLTON PASS ACQUISITION

         On May 5, 2004 the Company announced that it intends to acquire Knowlton Pass Inc. Knowlton Pass has developed a proprietary technology which optimizes bandwidth utilization across wireless communications networks. The company intends to fully develop and deploy the Knowlton Pass approach to accelerate proliferation of wireless delivery of television, high speed internet and telephony products. The acquisition is subject to further due diligence and various approvals and consents. Specific details of the transaction are not being disclosed at this time.

         As part of the acquisition, Mr. David MacKinnon and Mr. James Hardy will join Wireless Age Communications. Mr. MacKinnon, formerly of Lavalin and former CEO of E-Concept is holder of several technology patents. Mr. Hardy is a former Vice-President of Oracle Corporation Canada Inc. and former president of Iceberg Media Inc.


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

CONSOLIDATED FINANCIAL STATEMENTS

         The consolidated financial statements include the accounts of the Company, its wholly-owned inactive subsidiary DB Sim Holdings Ltd. ("DB Sim"), its 89% owned subsidiary Wireless Age Canada, effective March 13, 2003 its wholly-owned subsidiary Prime Wireless, effective September 19, 2003 its wholly subsidiaries Wireless Source and 1588102 Ontario. Wireless Age

Canada, DB Sim and Wireless Souce are incorporated under the laws of the province of Saskatchewan, Canada. Prime Wireless and 1588102 Ontario are incorporated under the laws of the Province of Ontario, Canada. All intercompany transactions have been eliminated.

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

FAIR VALUE OF FINANCIAL INSTRUMENTS

         The carrying value of cash, receivables, accounts payable and accrued liabilities, and customer deposits approximates fair value because of the short maturity of these instruments. The carrying value of long-term debt, and due to related parties also approximates fair value. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risk arising from these financial instruments.

ADVERTISING AND MARKETING COSTS

         The company expenses the costs of advertising and marketing as incurred. The Company incurred $53,514 and $52,000 of advertising and marketing expenses during the three month period ended March 31, 2004 and 2003, respectively.

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

NOTE 4 - INVESTMENTS

Available for Sale Securities

         In 2000, the Company acquired 18,100 common shares of Globetech Ventures Corp. (symbol - GTVCF), an entity publicly listed on OTCBB stock exchange for $61,514 (CAD$79,754) cash. The market value of these securities declined during 2000, 2001 and the Company recorded a loss on these securities. In 2003, the market value improved and subsequent to the end of the year the Company disposed of these securities for net proceeds of $37,640 (CAD$49,598).

Held to Maturity Investments

         On December 31, 2003, the Company acquired $1,700,000 in outstanding principal amount of 8% Convertible Promissory Notes of RELM Wireless Corporation a publicly traded entity listed on the NASD Over-the-Counter-Bulletin-Board for a cash payment of $1,870,000. On February 5, 2004 the Company acquired an additional $550,000 in RELM notes in exchange for 412,500 shares of the Company's common stock. The note matures on December 31, 2004 and upon conversion the Company would have an 11.7% ownership position in RELM. The notes are pledged as security against a 8% Secured Promissory Note.

On January 2, 2004, the Company acquired 6,000,000 common shares of Pivotal Self Service Technologies inc. in exchange for an $180,000 note payable that is due and payable on December 31, 2004.

The Company currently regards these investments as a held to maturity investment and has recorded the investment at cost.


NOTE 5 - INTANGIBLE ASSETS & GOODWILL

                                              ----------------------------------------------
                                                                Accumulated
                                                   Cost        Amortization         Net
                                              -------------   -------------    -------------
         Residual Premiums                    $     805,940   $     575,000    $     230,940
         MTS Agency Fee                             244,032          90,749          153,283
         Midland trade-name, Vertex
         Standard distribution and supply
           agreements                               284,500               -          284,500
         A.C. Simmonds & Sons trade-name,
           customer lists and relationships         364,560               -          364,560
         Marvel license                             127,143               -          127,143
         iMobile trade-name, customer lists
           and relationships                        761,000               -          761,000
         Goodwill                                 2,855,597               -        2,855,597
                                              -------------   -------------    -------------
                                              $   5,442,772   $     665,749    $   4,777,023
                                              =============   =============    =============


During the three month period ended March 31, 2004, the Company acquired Canadian dollar store customer lists and other intellectual property rights valued at $76,260 from a related party in exchange for battery product inventory. In addition the Company entered into a licensing agreement with Marvel Enterprise Inc. to distribute sculpted flashlights and other battery products bearing the likeness of certain comic book characters including Spider-Man, The Incredible Hulk, Captain America, Punisher and Daredevil.


NOTE 6 - LONG-TERM DEBT

             Agency fee repayable in semi-annual payments of
             $24,403 (CDN$32,000) (principal CDN$103,204)
             including interest at 4.4% per annum, unsecured.                  $       78,703

             Note payable, secured by common shares of Wireless Canada, repayable in one instalment payment of $61,008 (CDN$80,000) on
             April 30, 2003 and the balance in monthly instalment payments of
             $8,575 (CDN$11,244) commencing June 1, 2003 including interest at
             6% per annum (principal CDN$273,895).                                    208,872

             Note payable, secured by common shares of Wireless Canada, non-interest bearing and repayable in monthly instalments of
             $10,327 (CDN$13,542) (principal CDN$ 40,125).                             30,599

             Subordinated loan payable, unsecured, bearing interest at 12% per annum and repayable in monthly amounts of $5,808 (CDN$7,916)
             commencing May 31, 2003 (principal CDN$110,833).                          84,522

             Secured  promissory  note  payable,  bearing  interest at 8% per
             annum and due and payable on June 30, 2004.                            2,330,000
                                                                               --------------
                                                                                    2,732,696
             Less:  current portion:                                               (2,578,059)
                                                                               --------------
                                                                               $      154,637
                                                                               ==============


NOTE 7 - NON-OPERATING INTEREST EXPENSE, NET

                                                       2004            2003
                                                       ----            ----
             Interest expense on secured
               promissory note payable            $      44,631   $          -
             Amortization of financing fee on
               secured promissory note payable           80,000              -
             Interest income on 8% convertible
               subordinated promissory notes of
               RELM Wireless (pledged as security
               to $2,330,000 promissory note)           (45,000)             -
                                                  -------------   ------------
                                                  $      79,631   $          -
                                                  =============   ============

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

         The Company recently completed three acquisitions and has announced the following:

PROPOSED ACQUISITION OF WESTCAN WIRELESS, ALLCAN ELECTRONIC DISTRIBUTORS AND AN INVESTMENT IN BLUEWAVE ANTENNA SYSTEMS LTD.

         On April 13, 2004 the Company announced that it plans to acquire 479645 Alberta Ltd. including its operating divisions Westcan Wireless and Allcan Electronic Distributors and its 80% investment in Bluewave Antenna Systems Ltd. Westcan Wireless has offices in Edmonton and Calgary, and is Western Canada's preeminent provider of wireless broadband data systems for private enterprise and largest privately owned two-way radio dealer. Westcan Wireless also owns and operates VHF and UHF repeater systems with sixteen sites throughout north and central Alberta as well as three 800 MHz and one 400 MHz trunked radio systems in the Edmonton area. Allcan was started in 1977 and today provides wireless communications, data and cellular support equipment to clients across Canada. 479645 is the majority and controlling shareholder of Bluewave Antenna Systems Ltd. of Calgary. Bluewave is a market leading manufacturer of quality antennas for the SCADA, wireless automation and wireless local-loop sectors throughout North America and selected international markets.

BATTERY & WIRELESS ALLIANCE

         On April 28, 2004 the Company announced that it had signed a Letter of Intent with Battery & Wireless Solutions Inc. (BWS) to explore the opportunity of jointly rolling out their respective commercial/retail and wholesale operations across Canada. BWS is the largest independent battery distributor in Canada, operates eight commercial/retail outlets in British Columbia and Alberta through its wholly owned subsidiary, Battery World Canada Corp. Both companies intend to establish a joint distribution and marketing plan whereby they would collaborate on cross selling their existing product lines through their 18 commercial/retail outlets as well as developing a comprehensive national store by store rollout plan. As well, the companies intend to design and implement a joint national branding and marketing plan to enhance the commercial/retail visibility of their respective companies. The companies will explore, as part of the Letter of Intent, the feasibility of utilizing joint wholesale operations in various locations across Canada. Wireless Age undertook to perform due diligence on BWS in order to consider making an investment into BWS to participate in its expansion growth.

PROPOSED KNOWLTON PASS ACQUISITION

         On May 5, 2004 the Company announced that it intends to acquire Knowlton Pass Inc. Knowlton Pass has developed a proprietary technology which optimizes bandwidth utilization across wireless communications networks. The company intends to fully develop and deploy the

Knowlton Pass approach to accelerate proliferation of wireless delivery of television, high speed internet and telephony products. The acquisition is subject to further due diligence and various approvals and consents. Specific details of the transaction are not being disclosed at this time.

         As part of the acquisition, Mr. David MacKinnon and Mr. James Hardy will join Wireless Age Communications. Mr. MacKinnon, formerly of Lavalin and former CEO of E-Concept is holder of several technology patents. Mr. Hardy is a former Vice-President of Oracle Corporation Canada Inc. and former president of Iceberg Media Inc.

RESULTS OF OPERATIONS

         FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2004 AND 2003

         The Company recorded a loss of $257,941 during the three month period ended March 31, 2004 compared to earnings of $19,301 in the comparative period a year ago. The current year's loss primarily arises from incremental financing costs ($80,000) attributable to a bridge loan associated with the acquisition of RELM convertible subordinated promissory notes on December 31, 2003, additional non-cash costs ($65,538) attributable to stock and warrants issued for investor relations consulting services provided and losses ($129,770) incurred in the Company's distribution business segment.

         Revenues during the three month period ended March 31, 2004 were $2,956,862 up from $1,408,824 during the first quarter of fiscal 2003, representing a 110% increase in revenues year over year. Revenues of the Retail business were $2,028,358 (representing a strong 44.8% increase for a comparable period year over year) and revenues of combined wholesale business were $928,504 during the current quarter. Substantially all of the business units generating wholesale revenues (Wireless Source and A.C. Simmonds & Sons) were acquired during the third quarter of fiscal 2003 and therefore year over year growth rates are generally meaningless. Revenues of the wholesale business unit grew from $8,493 during the three month period ended March 31, 2003 to $928,504 in the current quarter.

         Revenues of the Retail business during the three month period ended March 31, 2004 and 2003 can be broken down into the following subcategories:

                                                       2004            2003
                                                       ----            ----
             Cellular hardware, radios and
               accessories                        $   1,460,785   $     913,018
             Activation commissions and
               residuals                                538,818         454,726
             Equipment rental                            28,755          32,587
                                                  -------------   -------------
                                                  $   2,028,358   $   1,400,331
                                                  =============   =============


         Generally retail revenues were lower year over year in the province of Saskatchewan and higher year over year in Manitoba. The Company is opening a new retail outlet in Regina, Saskatchewan and expects an improvement in Saskatchewan regional revenues later in the year.

         Revenues of Wholesale business during the current quarter were $928,504 and represent the sale of prepaid cellular cards, accessories, batteries (and other ancillary items) and commissions earned from selling Vertex-Standard two-way radios in Canada. Revenues of the battery and ancillary electronics products business unit went through a change in the current quarter. Management opted to sub-license certain segments of the Canadian market to a related party for a two year period. In exchange the related party agreed to pay the Company a royalty and assumed substantially all of the operating costs effective January 2, 2004. The Company is pursuing other Canadian market segments but has not reached breakeven levels of revenues which resulted in operating losses overall in the wholesale business segment during the current quarter. Management is developing a strategy to accelerate levels of revenue growth but expects the business unit to continue to generate modest levels of losses for the second quarter.

         Gross profit during the three month period ended March 31, 2004 was $988,685 up from $708,120 during the first quarter of fiscal 2003. Gross profit as a percentage of sales was 33.4% during the three month period ended March 31, 2004, 32.5% in the fourth quarter of fiscal 2003, 43.3% in the third quarter of fiscal 2003, 48.9% in the second quarter of fiscal 2003 and 50.3% in the first quarter of fiscal 2003. The declining gross profit on a percentage of sales basis is the result of more of the Company's revenue derived from wholesale business each quarter.

         Total expenses during the three month period ended March 31, 2004 were $1,201,658 compared to $641,741 during the three month period ended March 31, 2003.

         Selling and administrative expenses increased from $572,557 during the three month period ended March 31, 2003 to $1,116,819 during the three month period ended March 31, 2004. Selling and administrative expenses during the three month period ended March 31, 2004 and 2003, included:

                                                       2004            2003
                                                       ----            ----
             Advertising and promotion            $      53,512   $      52,000
             Bad debts                                    3,362              94
             Insurance, licenses and taxes               10,634           8,473
             Office and general                          55,173          31,493
             Professional fees                          194,710          53,714
             Rent                                        84,543          70,682
             Repairs and maintenance                      6,589           1,949
             Telephone and utilities                     30,473          14,356
             Travel and automobile                       79,986          29,010
             Directors' fees                             10,000               -
             Management fees                            129,994           4,743
             Wages and benefits                         457,843         306,043
                                                  -------------   -------------
                                                  $   1,116,819   $     572,557
                                                  =============   =============



         Professional fees includes $65,238 representing the amortized non-cash cost of 120,000 common shares and warrants to purchase 100,000 for investor and public relations consulting services provided during the three month period ended March 31, 2004 compared to zero in the comparative period in the prior year.

         Management fees included $118,610 paid to a related party for the corporate executive management services and $11,384 paid to a related party for regional executive management services of the wholesale business unit.

         Amortization expense during the three month period ended March 31, 2004 was $55,711 compared to $55,200 during the comparative period in the prior year. Amortization expense in the current quarter represents the continued amortization of the Company's capital and other assets acquired in acquisitions ($40,027) and the amortization of fair market value of the residual premiums acquired in the Retail business unit acquisition ($15,684) which the Company is amortizing over five years.

         Interest expense totaled $29,128 during the quarter ended March 31, 2004 and $13,984 during the quarter ended March 31, 2003.

         Other expene totaled $43,433 during the three month period ended March 31, 2004 compared to $22,025 in the comparative period in the prior year. The current quarter's other income consisted of foreign exchange gain of $2,353 arising from translation of Canadian dollar denominated liabilities translated to the home currency in a period of declining home currency values, a gain on the sale of Globetech Ventures Corp. shares of $33,845 (proceeds of disposition $37,640 and cost basis of $3,795) and non-operating interest expense, net of $79,631. Other expenses during the three month period ended March 31, 2003 included foreign exchange translation losses of $36,749 partially offset by management fee income, from related parties prior the acquisition thereof, of $14,724.

         Non-operating interest expense included interest income of $45,000 on $2,250,000 8% convertible subordinated promissory notes of RELM Wireless Corporation offset by; 1) $80,000 financing fee associated with the short term promissory note issued to acquire the RELM notes and 2) interest expense of $44,631 on the short term promissory note.

         The Company has recorded an income tax expense of $23,714, during the three month period ended March 31, 2003, representing taxes payable arising from Wireless Age Canada. The Company did not record any income tax expense in the three month period ended March 31, 2004.

         The Company also recorded a $1,535 reduction of income representing the non-controlling interest in Wireless Age Canada. The Company holds an 89% ownership position in Wireless Age Canada.

         Basic loss per share for the three month period ended March 31, 2004 was $0.01. Basic earning per share was also $0.00 during the three month period ended March 31, 2003.

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

FINANCIAL CONDITION

         Total assets increased from $10,051,586 as at December 31, 2003 to $10,465,446 at March 31, 2004. The increase is the result of increases in investments, and intangible assets partially offset by decreases in accounts receivable, inventory, prepaid expenses and capital assets. Current assets increased from $5,039,424 at December 31, 2003 to $5,304,343 as at March 31, 2004.

         Net capital assets decreased from $413,421 as at December 31, 2003 to $384,080 at September 30, 2003 due to amortization of $40,027 and additions of $10,686. Intangible assets increased from $4,598,741 as at December 31, 2003 to $4,777,023 at March 31, 2004 due to normal amortization of certain intangible assets and an increase of $76,260 representing the acquisition of battery business dollar store customer lists (in exchange for transferring $76,260 of battery inventory) and $127,143 in commitments under a licensing agreement with Marvel Enterprises Inc. to distribute sculpted flashlight products.

         Investments increased from $1,898,101 at December 31, 2003 to $2,600,000 as a result of the acquisition of; 1) an additional $550,000 in RELM Wireless Corporation convertible promissory notes (acquired with 412,500 common shares) and 2) 6,000,000 shares of Pivotal Self-Service Technologies Inc. from a related party (acquired with a $180,000 note payable).

         Accounts receivable and inventory levels decreased from $2,861,613 at December 31, 2003 to $2,463,530 at March 31, 2004, primarily as result of normal seasonal fluctuations in the retail and wholesale divisions and the $76,260 transfer of inventory for intellectual property rights described above.

         Total liabilities increased slightly from $5,402,978 at December 31, 2003 to $5,425,948 at March 31, 2004. Current liabilities increased slightly from $5,104,566 at December 31, 2003 to $5,222,449 at March 31, 2004. Long term liabilities, consisting of long term debt and non-controlling interest decreased from a combined amount of $298,412 as at December 31, 2003 to $203,499 at March 31, 2004.

         The increase in current liabilities is primarily attributable to increases in due to related parties, bank indebtedness and current portion of long term debt offset by reductions in accounts payable.

         Due to related parties increased from $73,723 at December 31, 2003 to $352,042 at March 31, 2004 because of a $180,000 note payable issued to related party for the acquisition of marketable securities, as described above, and additional amounts advanced from other related parties.

         Current portion of long term debt increased from $2,286,862 at December 31, 2003 to $2,578,059 at March 31, 2004 due to increasing a $1,930,000 bridge loan received on December 31, 2003 to $2,330,000 on January 21, 2004 partially offset by normal contractual repayments made during the quarter.

          Long term debt decreased from $251,085 as at December 31, 2003 to $154, 637 at March 31, 2004. The reduction is the result of normal contracted repayments made during the quarter. Non-controlling interest, which represents the amount of net assets owed to the party holding the remaining 11% of Wireless Age Canada, increased from $47,327 as at December 31, 2003 to $48,862 as at March 31, 2004 as a direct result of the profit generated by Wireless Age Canada during the three month period ended March 31, 2004.

         Stockholders' equity increased from $4,648,608 as December 31, 2003 to $5,039,498 as at March 31, 2004. The increase is the result of;

     o    412,500 common shares issued for investments valued at $550,000,

     o 125,000 common shares, valued at $125,625 issuable for investor relations consulting services provided and recorded in common stock subscribed because share certificates had not yet been issued prior to March 31, 2004,

     o Amortized cost of warrants issued ($2,538) to acquire 100,000 common shares issued in 2003 for consulting services provided,

offset by,

     o    A reduction in accumulated other comprehensive income of $29,332, and

     o    The loss of $257,941 during the current quarter.

LIQUIDITY AND CAPITAL RESOURCES

         As at March 31, 2004, the Company had current assets of $5,304,343 and current liabilities of $5,222,449, indicating working capital of $81,894 up from a working capital deficit of $65,142 at the beginning of the quarter. The Company's working capital ratio increased from 0.99 to 1.02 during the quarter.

         For the three month period ended March 31, 2004, cash used in operating activities amounted to $461,532 primarily as a result of non cash items adjustments and various changes in working capital accounts. Cash provided by investing activities during the nine month period ended March 31, 2004 amounted to $26,954 and primarily represented additions to capital assets more than offset by proceeds on disposal of marketable securities. Cash provided by financing activities during the three month period ended March 31, 2004 amounted to $434,578 representing net increases in notes payable and in bank indebtedness.

         The Company's debt to equity ratio improved from 1.16 at the beginning of the quarter to 1.08 at the end.

         The Company has $2,330,000 in bridge loans that become due and payable on June 30, 2004 and management is hopeful that it will be successful in raising sufficient funds to repay the loans. Management has been in discussions with several investment bankers to develop a strategy to bring financing to the Company. However, there can be no assurance that the Company will be able to conclude the financing on commercially acceptable terms.

         Management plans to aggressively grow the wireless business through acquisitions utilizing primarily the Company's common stock to pay for these acquisitions. Current common stock shareholders are expected to experience substantial dilution as the Company grows in size.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

         The Company issued 412,500 common shares to acquire marketable securities during the current quarter.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

         The Company was in default of its CAD$400,000 working capital loan in its 89% owned subsidiary and subsequent to March 31, 2004 retired the loan.

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

         Exhibit 10.7               Stock Purchase Agreement by and between the Registrant and 101016305
                                    Saskatchewan Ltd. dated September 19, 2003.

         Exhibit 99.1               Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                                    Section 906 of the Sarbanes-Oxley Act of 2002.*

         (1) Incorporated by reference to the exhibits of the Company's Form SB-2, filed on February 26, 2001.

         * Filed herewith.

(b)      REPORTS ON FORM 8-K.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE:  MAY 17, 2004                 BY:     /s/ John G. Simmonds
                                        ----------------------------
                                        John G. Simmonds
                                        Chairman/CEO/Director

DATE:  MAY 17, 2004                 BY:     /s/ Gary N. Hokkanen
                                        ----------------------------
                                        Gary N. Hokkanen
                                        CFO


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


Date:  May 17, 2004                         By:     /s/ John G. Simmonds
                                                ----------------------------
                                                John G. Simmonds
                                                Principal Executive and
                                                Financial Officer


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


Date:  May 17, 2004                         By:      /s/ Gary N. Hokkanen
                                                ----------------------------
                                                Gary N. Hokkanen
                                                Principal Financial Officer