Form 10QSB
period 2004-06-30
WIRELESS AGE COMMUNICATIONS INC
filed 2004-08-11
CIK 1130131

As filed with the Securities and Exchange Commission on August 11, 2004

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the Quarterly Period Ended June 30, 2004

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

                  YES |X|                       NO |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The number of shares of common stock outstanding as of August 6, 2004:
21,111,604

================================================================================

                        Wireless Age Communications, Inc.

                                      INDEX

PART I    Financial Information

Item 1.   Condensed Financial Statements (unaudited)
             Condensed Consolidated Balance Sheet.............................................   3
             Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)..   4
             Condensed Consolidated Statements of Stockholders' Equity........................   5
             Condensed Consolidated Statements of Cash Flows..................................   7
             Notes to Condensed Consolidated Financial Statements.............................   8

Item 2.   Management's Discussion and Analysis................................................  16

Item 3.   Controls and Procedures.............................................................  26

PART II.  Other Information

Item 1.   Legal Proceedings...................................................................  27

Item 2.   Change in Securities and Use of Proceeds............................................  27

Item 3.   Defaults Upon Senior Securities.....................................................  28

Item 4.   Submission of Matters to a Vote of Security Holders.................................  28

Item 5.   Other Information...................................................................  29

Item 6.   Exhibits and Reports on Form 8-K....................................................  30
                A) Exhibit Schedule
                B) Reports Filed on Form 8-K

Signatures....................................................................................  31

                          PART I. Financial Information

Item 1. Condensed Financial Statements

                        Wireless Age Communications, Inc.
                      Condensed Consolidated Balance Sheet
                                  June 30, 2004
                                   (UNAUDITED)

ASSETS

Current Assets:
    Receivables                                                             $  1,455,471
    Inventory                                                                  1,281,836
    Investments (note 4)                                                       2,420,000
    Due from related parties                                                      40,405
    Prepaid expenses                                                             265,861
----------------------------------------------------------------------------------------
                                                                               5,463,573
----------------------------------------------------------------------------------------

Capital assets, net of accumulated amortization of $828,511                      414,988
Intangible assets and goodwill (note 5)                                        4,747,785

----------------------------------------------------------------------------------------
TOTAL ASSETS                                                                $ 10,626,346
----------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Bank indebtedness                                                      $     96,959
     Accounts payable and accrued liabilities                                  2,680,202
     Customer deposits                                                            15,753
     Current portion of long-term debt (note 6)                                2,539,222
----------------------------------------------------------------------------------------
Total current liabilities                                                      5,332,136

Long-term debt (note 6)                                                          116,455
Non-controlling interest                                                          48,862
----------------------------------------------------------------------------------------
Total liabilities                                                              5,497,453
----------------------------------------------------------------------------------------

Stockholders' equity
   Preferred stock, $0.001 par value, 10,000,000 shares authorized, No
   shares issued and outstanding                                                      --
   Common stock, $.001 par value, 100,000,000 shares authorized,
   21,111,604 shares issued and outstanding at June 30, 2004                      21,111
   Additional paid-in capital                                                  5,418,476
   Accumulated deficit                                                          (373,843)
   Accumulated other comprehensive income                                         63,149
----------------------------------------------------------------------------------------
Total stockholders' equity                                                     5,128,893
----------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 10,626,346
----------------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                       Wireless Age Communications, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
                                   (UNAUDITED)

                                                                 Three Months Ended                    Six Months Ended
                                                                       June 30,                            June 30,
                                                                  2004               2003               2004               2003
                                                                  ----               ----               ----               ----
Sales                                                     $  3,592,516       $  1,897,310       $  6,549,378       $  3,306,134

Cost of goods sold                                           2,401,498            970,286          4,369,675          1,670,990
-------------------------------------------------------------------------------------------------------------------------------

Gross profit                                                 1,191,018            927,024          2,179,703          1,635,144
-------------------------------------------------------------------------------------------------------------------------------

Expenses:
    Selling and administrative expenses                      1,223,490            776,017          2,340,309          1,348,574
    Amortization                                                58,889             60,478            114,600            115,678
    Interest                                                    28,631             17,858             57,759             31,842
-------------------------------------------------------------------------------------------------------------------------------
Total expenses                                               1,311,010            854,353          2,512,668          1,496,094

-------------------------------------------------------------------------------------------------------------------------------
Income (loss) from operations                                 (119,992)            72,671           (332,965)           139,050
-------------------------------------------------------------------------------------------------------------------------------

Other (income) expenses
    Gain on disposal of marketable securities                 (241,749)                --           (275,594)                --
    Non-operating interest expense, net (note 7)                28,139                 --            107,770                 --
    Foreign exchange loss (gain)                                 1,984             35,347               (369)            72,096
    Management fee income                                           --            (15,530)                --            (30,254)
-------------------------------------------------------------------------------------------------------------------------------
                                                              (211,626)            19,817           (168,193)            41,842
-------------------------------------------------------------------------------------------------------------------------------

Income (loss) before income taxes
and non-controlling interest                                    91,634             52,854           (164,772)            97,208

    Income taxes                                                    --             31,059                 --             54,773
-------------------------------------------------------------------------------------------------------------------------------

Income (loss) before non-controlling interest                   91,634             21,795           (164,772)            42,435

    Non-controlling interest                                        --             (2,363)            (1,535)            (3,702)
-------------------------------------------------------------------------------------------------------------------------------

Net income (loss)                                         $     91,634       $     19,432       $   (166,307)      $     38,733
===============================================================================================================================
Basic earnings (loss) per share of common stock:
Weighted average number of common shares outstanding        21,090,771         16,804,105         20,852,229         16,179,105
      Basic earnings (loss) per share                     $      0.004       $      0.001       $     (0.008)      $      0.002
Diluted earnings (loss) per share of common stock:
Weighted average number of common shares outstanding        21,274,104         16,804,105         21,035,562         16,179,105
      Diluted earnings per share                          $      0.004       $      0.001                 --       $      0.002

                                                                                Comprehensive Income (Loss)

Net income (loss)                                         $     91,634       $     19,432       $   (166,307)      $     38,733
Other comprehensive income (loss):
Foreign exchange translation gain (loss)                        (2,239)            43,816             (7,327)            76,668
-------------------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                               $     89,395       $     63,248       $   (173,634)      $    115,401
-------------------------------------------------------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                        Wireless Age Communications, Inc.
            Condensed Consolidated Statements of Stockholders' Equity
                                   (UNAUDITED)

                                                                                                      Accumulated
                                    Common Stock             Common      Additional                      Other            Total
                             ---------------------------      Stock       Paid-in      Accumulated   Comprehensive     Stockholders'
                               Shares           Amount     Subscribed     Capital         Deficit        Income           Equity
                             -------------------------------------------------------------------------------------------------------
Balance, December 31,        15,304,105      $   15,304        --          272,308       (70,229)       (8,034)           209,349
2002

Issuance of common
stock for acquisition         1,500,000           1,500        --          388,500            --            --            390,000

Adjustment arising
 from foreign exchange
 translation gain                                                                                       32,852             32,852

Net income for the
 three month period
 ended March 31, 2003                --              --        --               --        19,301            --             19,301

                             ----------      ------------------------------------------------------------------------------------
Balance, March 31, 2003      16,804,105      $   16,804        --          660,808       (50,928)       24,818            651,502
                             ----------      ------------------------------------------------------------------------------------
Adjustment arising
 from foreign exchange
 translation gain                                                                                       43,816             43,816

Net income for the
 three month period
 ended June 30, 2003                 --              --        --               --        19,432            --             19,432

                             ----------      ------------------------------------------------------------------------------------
Balance, June 30, 2003       16,804,105      $   16,804        --          660,808       (31,496)       68,634            714,750
                             ----------      ------------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                        Wireless Age Communications, Inc.
            Condensed Consolidated Statements of Stockholders' Equity
                                   (UNAUDITED)

                                                                                                        Accumulated
                                       Common Stock            Common      Additional                      Other           Total
                                 ------------------------       Stock        Paid-in      Accumulated  Comprehensive   Stockholders'
                                    Shares        Amount      Subscribed     Capital         Deficit       Income          Equity
                                 ---------------------------------------------------------------------------------------------------
Balance, December 31, 2003       19,574,104   $    19,574            --      4,741,850      (207,536)       94,720       4,648,608

Issuance of common
 stock for retraction
 of preferred stock of
 wholly owned
 subsidiary                       1,000,000         1,000            --         (1,000)           --            --              --

Issuance of common
 stock to acquire
 investments                        412,500           412            --        549,588            --            --         550,000

Adjustment arising
 from common stock
 issuable for
 consulting services
 provided                                --            --       125,625             --            --            --         125,625

Adjustment arising
 from warrants issued
 for consulting
 services provided                       --            --            --          2,538            --            --           2,538

Adjustment arising
 from disposal of
 marketable securities                   --            --            --             --            --       (24,244)        (24,244)

Adjustment arising
 from foreign
 exchange translation
 loss                                                                                                       (5,088)         (5,088)

Net loss for the
 three month period
 ended March 31, 2004                    --            --            --             --      (257,941)           --        (257,941)

                                -----------   ------------------------------------------------------------------------------------
Balance, March 31, 2004          20,986,604   $    20,986       125,625      5,292,976      (465,477)       65,388       5,039,498
                                -----------   ------------------------------------------------------------------------------------
Adjustment arising
 from issuance of
 common stock for
 consulting services
 provided                           125,000           125      (125,625)       125,500            --            --              --

Adjustment arising
 from foreign
 exchange translation
 loss                                    --            --            --             --            --        (2,239)         (2,239)

Net income for the
 three month period
 ended June 30, 2004                     --            --            --             --        91,634            --          91,634

                                -----------   ------------------------------------------------------------------------------------
Balance, June 30, 2004           21,111,604   $    21,111            --      5,418,476      (373,843)       63,149       5,128,893
                                -----------   ------------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                        Wireless Age Communications, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (UNAUDITED)

                                                                               Six Months Ended
                                                                                    June 30,
                                                                                2004            2003
----------------------------------------------------------------------------------------------------
Net cash provided by (used in) operations
    Net income (loss)                                                      $(166,307)      $  38,733
    Adjustments to reconcile net loss
      to net cash provided by (used in) operating activities:
      Amortization                                                           114,600         115,677
      Foreign exchange (gain) loss                                              (369)         76,668
      Gain on disposal of marketable securities                             (275,594)             --
      Non-controlling interest share of income                                 1,535           3,702
    Changes in operating assets and liabilities:
      Accounts receivable                                                    21,073         (20,233)
      Inventory                                                              26,973        (271,366)
      Prepaid expenses                                                       13,849          (4,838)
      Accounts payable and accrued liabilities                               28,249          (7,350)
      Income taxes payable                                                        --          39,624
      Due from/to related parties                                           (294,128)        132,656
      Customer deposits                                                        6,895           7,161
----------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                         (523,224)        110,434
----------------------------------------------------------------------------------------------------
Cash flows from investing activities:
      Proceeds on disposal of marketable securities                          457,640              --
      Bank indebtedness assumed on business combination                           --          19,848
      Other assets                                                                --         (12,486)
      Additions to capital assets                                            (84,799)       (101,517)
----------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities:                         372,841         (94,155)
----------------------------------------------------------------------------------------------------
Cash flows from financing activities:
      Increase (decrease) in bank indebtedness                                32,653         (35,437)
      Increase (decrease) in long-term debt and obligations under
      capital leases                                                         117,730          19,158
----------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities:                         150,383         (16,279)
----------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------
Increase in cash                                                                   0               0
----------------------------------------------------------------------------------------------------
Cash,  beginning of period                                                         0               0
----------------------------------------------------------------------------------------------------
Cash,  end of period                                                       $       0       $       0
----------------------------------------------------------------------------------------------------

Non cash financing activities:

During the six month period ended June 30, 2004, the Company;

      o Issued 412,500 shares of its common stock to purchase $550,000 in subordinated convertible promissory notes of RELM Wireless Corporation.

      o Acquired 6,000,000 common shares of Pivotal Self-Service Technologies, Inc. from a related party by issuing a $180,000 note payable.

      o Acquired intellectual property rights in exchange for inventory valued at $76,260.

      o Issued 125,000 shares of its common stock for consulting services provided, valued at $125,625, $62,813 of which was amortized prior to June 30, 2004.

During the six month period ended June 30, 2003, the Company issued 1,500,000 shares of its common stock to purchase all of the issued and outstanding common shares of Prime Wireless Corporation and certain intangible assets. Prime Wireless had net asset deficiency of $5,837 and the Company has valued the intangible assets at $395,837.

                 See accompanying notes to financial statements.

                        Wireless Age Communications, Inc.

              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2004
                                   (Unaudited)

Note 1 - Basis of Presentation and business operations

      The accompanying condensed unaudited consolidated financial statements of Wireless Age Communications Inc., (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

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

      At the time of preparation of the listing application, management believed that all qualitative factors had been met, however due to share price weakness the Company has put the matter into abeyance. The Company remains hopeful that it will be in a position to renew the process in the future.

Termination of Battery & Wireless Alliance

      On April 28, 2004 the Company announced that it had signed a Letter of Intent with Battery & Wireless Solutions Inc. (BWS) to explore the opportunity of jointly rolling out their respective commercial/retail and wholesale operations across Canada. Wireless Age undertook to perform due diligence on BWS in order to consider making an investment into BWS to participate in its expansion growth. Subsequently management determined that the BWS investment was not in the best interests of the Company.

Placement Agreement and Amendment to Note Purchase and Security Agreement

      On December 31, 2003 the Company borrowed $1,930,000 from Stacey Minichiello and entered into a Note Purchase and Security Agreement. The purpose of the loan was to acquire $1,700,000 of Relm Wireless Corporation subordinated promissory notes. On January 21, 2004, the Company borrowed an additional $400,000 from Stacey Minichiello under the same agreement. These funds were used for general corporate purposes. The loans were originally due and payable on June 30, 2004, however the Company and Stacey Minichiello agreed under an amendment to the promissory notes to extend the repayment date to September 30, 2004. . As part of the loan amendment transaction, the Company entered into a Placement Agreement with Robert Sim, Rosemary Sim and 101016305 Saskatchewan Ltd. (collectively the Sellers) pursuant to which the Company undertook to make a private placement of 500,000 of the Sellers' common shares prior to July 15, 2004. The Company executed and closed the private placement and the loan repayment date was extended to September 30, 2004. Subject to performance of further terms and conditions by the Company under the Placement Agreement, the maturity date of the Minichiello loans may be extended to December 31, 2004.

RELM Wireless Corporation Acquisition Offer

      On July 16, 2004, the Company delivered a letter to the Board of Directors of Relm Wireless Corporation ("Relm Wireless") indicating that the Company was prepared to acquire Relm Wireless. The Company believes that a business combination of Relm Wireless and Wireless Age would be in the best interests of both shareholder groups.

      On July 20, 2004, the Chairman of Board of Directors of Relm Wireless rejected the offer and informed the Company that the interests of all shareholders and other stakeholders of Relm Wireless would best be served if Relm Wireless remained independent. On July 21, 2004, the Company issued a second letter to the Directors of Relm Wireless asking them to reconsider the proposal and on July 26, 2004 the Board of Relm Wireless again reiterated their position to reject the Company's offer.

      The Company remains committed to the concept of a business combination with Relm Wireless and is currently considering making a tender offer proposal directly to the shareholders of Relm Wireless.

Proposed Acquisition of Westcan Wireless, Allcan Electronic Distributors and an Investment in Bluewave Antenna Systems Ltd.

      On April 13, 2004 the Company announced that it planned to acquire 479645 Alberta Ltd. ("AlbertaCo") including its operating divisions Westcan Wireless and Allcan Electronic Distributors and its 80% investment in Bluewave Antenna Systems Ltd. Westcan Wireless has offices in Edmonton and Calgary, and is Western Canada's preeminent provider of wireless broadband data systems for private enterprise and largest privately owned two-way radio dealer. Westcan Wireless also owns and operates VHF and UHF repeater systems with sixteen sites throughout north and central Alberta as well as three 800 MHz and one 400 MHz trunked radio systems in the Edmonton area. Allcan was started in 1977 and today provides wireless communications, data and cellular support equipment to clients across Canada. AlbertaCo is the majority and controlling shareholder of Bluewave Antenna Systems Ltd. of Calgary. Bluewave is a market leading manufacturer of quality antennas for the SCADA, wireless automation and wireless local-loop sectors throughout North America and selected international markets.

      The Company had agreed to acquire AlbertaCo on July 6, 2004, however prior to closing a secured lender of AlbertaCo informed the Company that if the transaction proceeded they would have to repaid in full. The Company was unwilling to proceed on this basis and is endeavouring to organize replacement financing for AlbertaCo. On July 22, 2004 the Company negotiated an Extension Agreement extending closing, subject to certain terms and conditions, to September 7, 2004. Management remains optimistic that the acquisition of AlbertaCo will be consummated in a timely manner.

Knowlton Pass and MaxTel Wireless Agreements

      On July 26, 2004, the Company announced that it had entered into an agreement with Knowlton Pass Electronics Inc. (Knowlton Pass) and Maxtel Wireless Inc. (MaxTel) to participate in a venture to be known as the Niagara Region Wireless Project. Under the terms of the agreement the Company agreed to fund the development of the project through a loan, secured by the assets of the project. The Company previously announced its intention to acquire, subject to certain terms and conditions, both MaxTel and Knowlton Pass.

      MaxTel operates voice and microwave networks in the Niagara Region, supplying services to governmental and industrial clients. Knowlton Pass will be an application services provider targeting the small to medium enterprise, small office - home office and consumer markets. Knowlton Pass plans to supply internet , telephone and cable television access services as well as network services including WEB host and design, data vault and network services.

      The Niagara Region Wireless Project, expects to employ under-utilized capacity of Maxtel's existing broadband and wireless networks and the application services provider know-how of Knowlton Pass. The combined groups plan to develop and launch several product offerings throughout the Niagara Region.

Acquisition of Marlon Distributors Ltd.

      On July 30, 2004 the Company completed the acquisition of Marlon Distributors Ltd. and its wholly owned subsidiary Marlon Recreational Products Ltd. ("Marlon"). The Company issued 1,325,000 shares of its common stock to acquire all the issued and outstanding common shares of Marlon Distributors.

      Marlon Distributors distributes wireless communications products, including two way radios, antennas and accessories, in western Canada. Marlon Recreational distributes recreational products, including boats, trailers and various motorized products, in Western Canada. Marlon Distributors also holds the territorial distribution rights to Midland land mobile radio products in most of western Canada.

      Consolidated revenues of Marlon were approximately $2.4 million (CDN$3.2 million) during the year ended December 31, 2003. Consolidated assets, as at December 31, 2003, totaled $1.9 million (CDN$2.5 million) and consolidated liabilities were approximately $750,000 (CDN$995,000.) The net book value of the consolidated businesses was approximately $1.15 million at December 31, 2003.

SureCells Sub-License Agreement

      On August 1, 2004, the Company sub-licensed a newly formed entity called SureCells Portable Power Ltd. (SureCells Power) the North American market for the development and distribution of SureCells brand batteries and flashlights primarily in fundraising marketing applications and other private label initiatives. Under the terms of the Agreement, which initially expires on December 31, 2005 but is renewable for a subsequent one year term, SureCells is obligated to pay the Company a 7% royalty on purchases. In addition, SureCells Power agreed to acquire substantially all of the existing battery inventory at landed cost plus 7% and all customer lists, marketing materials, booths and displays.

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

      Consolidated financial statements

      The consolidated financial statements include the accounts of the Company, its wholly-owned inactive subsidiary DB Sim Holdings Ltd. ("DB Sim"), its 89% owned subsidiary Wireless Age Canada, effective March 13, 2003 its wholly-owned subsidiary Prime Wireless, effective September 19, 2003 its wholly subsidiaries Wireless Source and 1588102 Ontario. Wireless Age Canada, DB Sim and Wireless Source are incorporated under the laws of the province of Saskatchewan, Canada. Prime Wireless and 1588102 Ontario are incorporated under the laws of the Province of Ontario, Canada. All intercompany transactions have been eliminated.

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

      Fair Value of Financial Instruments

      The carrying value of cash, receivables, accounts payable and accrued liabilities and customer deposits approximates fair value because of the short maturity of these instruments. The carrying value of long-term debt and due to related parties also approximates fair value. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risk arising from these financial instruments.

      Advertising and Marketing Costs

      The company expenses the costs of advertising and marketing as incurred. The Company incurred $128,113 and $121,886 of advertising and marketing expenses during the six month period ended June 30, 2004 and 2003, respectively.

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

      On January 2, 2004, the Company acquired 6,000,000 common shares of Pivotal Self Service Technologies Inc. (which has since been renamed Phantom Fiber Corporation) in exchange for an $180,000 note payable that is due and payable on December 31, 2004. Prior to June 30, 2004, the Company disposed of these shares for cash proceeds of $420,000 and recorded a realized gain of $240,000.

Note 5 - Intangible Assets & Goodwill

                                                    ------------------------------------------
                                                                    Accumulated
                                                       Cost        Amortization         Net
                                                       ----        ------------         ---
            Residual Premiums                       $  797,613      $  583,898      $  213,715
            MTS Agency Fee                             239,904          95,212         144,692
            Midland trade-name, Vertex
            Standard distribution and supply
            agreements                                 284,500              --         284,500
            A.C. Simmonds & Sons trade-name,
            customer lists and relationships           363,270              --         363,270
            Marvel license                             125,011              --         125,011
            iMobile trade-name, customer lists
            and relationships                          761,000              --         761,000
            Goodwill                                 2,855,597              --       2,855,597
                                                    ----------      ----------      ----------
                                                    $5,426,895      $  679,110      $4,747,785
                                                    ==========      ==========      ==========

      During the six month period ended June 30, 2004, the Company acquired Canadian dollar store customer lists and other intellectual property rights valued at $76,260 from a related party in exchange for battery product inventory. In addition the Company entered into a licensing agreement with Marvel Enterprise Inc. to distribute sculpted flashlights and other battery products bearing the likeness of certain comic book characters including Spider-Man, The Incredible Hulk, Captain America, Punisher and Daredevil.

Note 6 - Long-term debt

            Agency fee repayable in semi-annual payments of
             $23,990 (CDN$32,000) (principal CDN$103,204)
             including interest at 4.4% per annum, unsecured                        $    77,372

            Note payable, secured by common shares of Wireless Canada, repayable in one instalment payment of $59,976 (CDN$80,000) on
             April 30, 2003 and the balance in monthly instalment payments of
             $8,430 (CDN$11,244) commencing June 1, 2003 including interest at
             6% per annum (principal CDN$244,123)                                       183,019

            Subordinated loan payable, unsecured, bearing interest at 12% per annum and repayable in monthly amounts of $5,935 (CDN$7,916)
             commencing May 31, 2003 (principal CDN$87,083)                              65,286
            Secured promissory note payable, bearing interest at 8% per
             annum and due and payable on September 30, 2004                          2,330,000
                                                                                    -----------
                                                                                      2,655,677
            Less:  current portion:                                                  (2,539,222)
                                                                                    -----------
                                                                                    $   116,455
                                                                                    ===========

Note 7 - Non-Operating Interest Expense, Net

                                                   -----------------------------------------------------------------
                                                   Three months        Six           Three months           Six
                                                      ended        months ended         ended           months ended
                                                     June 30,        June 30,          June 30,           June 30,
                                                       2004            2004              2003               2003
                                                       ----            ----              ----               ----
            Interest expense on secured
            promissory note payable                 $  46,472       $  91,103       $          --      $          --
            Amortization of financing fee on
            secured promissory note payable            26,667         106,667                  --                 --
            Interest income on 8% convertible
            subordinated promissory notes of
            RELM Wireless (pledged as security
            to $2,330,000 promissory note)            (45,000)        (90,000)                 --                 --
                                                    ---------       ---------       -------------      -------------
                                                    $  28,139       $ 107,770       $          --      $          --
                                                    =========       =========       =============      =============

Item 2. Management's Discussion and Analysis or Plan of Operation.

      The following is management's discussion and analysis of the interim financial results, liquidity and capital resources as well as accounting policies and other key items related to our business and performance. Our objective is to provide investors and readers with an understanding of the key variables and other qualitative and quantitative factors that are unique to our business and that management focuses on in evaluating and measuring our financial performance and financial condition. We will discuss and analyze significant known trends, demands, commitments, events and uncertainties that we believe are important to an understanding of our business. In addition, we will provide a comparative discussion and analysis of our consolidated operating results and a similar discussion of our business segment results and sales to geographic markets. This section should be read in conjunction with our Consolidated Financial Statements and related notes in the "Financial Statements" section of our 2003 Annual Report on Form 10-KSB. All references to per share amounts reflect fully diluted per share amounts. Certain prior year amounts included in this section have been reclassified to conform to the current year presentation.

      Overview

      We operate our business through several subsidiaries. Our subsidiary Wireless Age Communications Ltd., which we refer to as "Wireless Canada", is in the business of operating retail cellular and telecommunications outlets in cities in western Canada. We own 89% of Wireless Canada. Wireless Canada has two principal wholly owned subsidiaries Wireless Source Distribution Ltd., that we refer to as "Wireless Source", and Prime Wireless Corporation, that we refer to as "Prime Wireless". Wireless Source and Prime Wireless are in the business of distributing prepaid phone cards, wireless accessories and various battery and ancillary electronics products in Canada. We acquired Wireless Canada on October 8, 2002. We acquired Prime Wireless on March 13, 2003. We acquired Wireless Source on September 19, 2003.

      Prior to our acquisition of Wireless Canada, the name of our Company was Lennoc Ventures, Inc. We were a pre-exploration stage mineral resources company. We terminated our mineral and exploration business and changed our name to Wireless Age Communications, Inc. in October 2002.

      Our business operations primarily focus on provision of wireless telecommunications systems products and service solutions to wholesalers, distributors, retailers and end-users in western Canada. Our current products and services include Phone and Data Devices and Accessories, Land Mobile Radios, Scanners and GPS Receivers, Power and Battery Supplies. We operate 10 retail stores, a corporate sales force, a rental center and service department focused on selling wireless solutions. The company has significant business relationships with SaskTel, the leading full service communications company in Saskatchewan, and Manitoba Telecom Services. Our presence in the cellular, land mobile radio, satellite, fixed wireless and battery solutions markets allow us to bundle a full spectrum of products at the distributor, wholesaler and retail level across Canada.

      Although the Company is operating exclusively in the wireless communications sector, it has taken steps over the last year to diversify operations so that not all of the Company's revenues are from retail operations. Management's efforts have resulted in approximately one-third of consolidated revenues arising from wholesale operations during the three month period ended June 30, 2004. The Company has entered into several agreements to further diversify operations that we expect to affect future results, please see the Recent Developments section elsewhere in this report.

      Results of operations

      For the three month period ended June 30, 2004 and 2003

      The Company recorded net earnings of $91,634 during the three month period ended June 30, 2004 compared to earnings of $19,432 in the comparative period a year ago. The current quarter's earnings primarily arises from a $241,749 realized gain on disposal of marketable securities in the Company's distribution business segment.

      Revenues during the three month period ended June 30, 2004 were $3,592,516 up from $1,897,310 during the second quarter of fiscal 2003, representing an 89% increase in revenues year over year. Revenues of the retail business were $2,430,319 (representing a strong 30% increase during comparable periods year over year) and revenues of combined wholesale business were $1,162,197 during the current quarter. Substantially all of the business units generating wholesale revenues (Wireless Source and A.C. Simmonds & Sons) were acquired during the third quarter of fiscal 2003 and therefore year over year wholesale business unit growth rates are not indicative of actual operations. Revenues of the wholesale business unit grew from $8,493 during the three month period ended March 31, 2003 to $1,162,197 in the current quarter.

      Revenues of the retail business during the three month period ended June 30, 2004 and 2003 can be broken down into the following subcategories:

                                                  2004            2003
                                                  ----            ----
            Cellular hardware, radios and
            accessories                        $1,752,493      $1,276,596
            Activation commissions and
            residuals                             614,968         540,319
            Equipment rental                       62,858          53,884
                                               ----------      ----------
                                               $2,430,319      $1,870,799
                                               ==========      ==========

      Management opened a new retail outlet in Regina, Saskatchewan and its operating results are performing in accordance with management expectations thus far.

      Revenues of the wholesale business during the current quarter were $1,162,197 and represent the sale of prepaid cellular cards, accessories, batteries (and other ancillary items) and commissions earned from selling Vertex-Standard two-way radios in Canada. The Company changed business strategy in the battery and ancillary electronics wholesale business unit during the first quarter of fiscal 2004. Management sub-licensed certain segments of the Canadian market to a related party for a two year period. In exchange the related party agreed to pay the Company a royalty and assumed substantially all of the operating costs effective January 2, 2004. The Company is pursuing other Canadian market segments but has not reached breakeven levels of revenues which resulted in operating losses overall in the wholesale business segment during the current quarter.

      Gross profit during the three month period ended June 30, 2004 was $1,191,018 up from $927,024 during the second quarter of fiscal 2003. Gross profit as a percentage of sales was 33.2% during the three month period ended June 30, 2004, compared to 48.9% in the second quarter of fiscal 2003. The declining gross profit on a percentage of sales basis is the result of incrementally more of the Company's revenue derived from wholesale business year over year.

      Total expenses during the three month period ended June 30, 2004 were $1,311,010 compared to $854,353 during the three month period ended June 30, 2003. The 54% increase in expenses is attributable to the incremental infrastructure costs incurred to ready the Company for future acquisitions, additional costs of the wholesale business units acquired thus far and the incremental costs of improved public company reporting and governance.

      Selling and administrative expenses increased from $776,017 during the three month period ended June 30, 2003 to $1,223,490 during the three month period ended June 30, 2004. Selling and administrative expenses during the three month period ended June 30, 2004 and 2003, included:

                                                  2004            2003
                                                  ----            ----
            Advertising and promotion          $   74,601      $   69,886
            Bad debts                              10,622              --
            Insurance, licenses and taxes          18,921           7,720
            Office and general                     56,849          33,184
            Professional fees                     120,449          37,530
            Rent                                   88,347          77,000
            Repairs and maintenance                 2,827           2,329
            Telephone and utilities                28,630          12,085
            Travel and automobile                  86,160          34,642
            Directors' fees                            --              --
            Management fees                       119,987          94,927
            Wages and benefits                    616,097         406,714
                                               ----------      ----------
                                               $1,223,490      $  776,017
                                               ==========      ==========

      Professional fees included $62,813 representing the amortized non-cash cost of 125,000 common shares issued for investor and public relations consulting services provided during the three month period ended June 30, 2004 compared to zero in the comparative period in the prior year. Also included in professional fees are general corporate legal fees of $19,561 and additional consulting costs and accounting accruals totaling approximately $38,075.

      Management fees during the three month period ended June 30, 2004 included $119,987 paid to a related party for the corporate executive management services and compared to $94,927 during the three month period ended June 30, 2003.

      Travel and automobile costs were $86,160 during the three month period ended June 30, 2004 compared to $34,642 in the comparative period in the prior year. The increase is attributable to higher levels of travel associated with many of the Company's new business initiatives, some of which do not reach consummation stage.

      Wages and benefits include selling commissions which represents the majority of the increase in wage and benefit costs between the three month period ended June 30, 2004 versus 2003.

      Amortization expense during the three month period ended June 30, 2004 was $58,889 compared to $60,478 during the comparative period in the prior year. Amortization expense in the current quarter represents the continued amortization of the Company's capital and other assets acquired in acquisitions ($43,205) and the amortization of fair market value of the residual premiums acquired in the retail business unit acquisition ($15,684) which the Company is amortizing over five years.

      Interest expense totaled $28,631 during the quarter ended June 30, 2004 and $17,858 during the quarter ended June 30, 2003.

      Other income totaled $211,626 during the three month period ended June 30, 2004 compared to other expense of $19,817 in the comparative period in the prior year. The current quarter's other income consisted of a realized gain of $240,000 on the disposal of 6,000,000 Pivotal Self-Service Technologies Inc. common shares (proceeds of disposition $420,000 and a cost basis of $180,000) miscellaneous gains and losses on assets totaling a net gain of $1,749, a foreign exchange loss of $1,984 arising from translation of Canadian dollar denominated liabilities translated to the home currency in a period of declining home currency values and non-operating interest expense, net of $28,139. Other expenses during the three month period ended June 30, 2003 included foreign exchange translation losses of $35,347 partially offset by management fee income, from related parties prior the acquisition thereof, of $15,530.

      Non-operating interest expense included interest income of $45,000 on $2,250,000 8% convertible subordinated promissory notes of RELM Wireless Corporation offset by; 1) $26,667 financing fee associated with the short term promissory note issued to acquire the RELM notes and 2) interest expense of $46,472 on the short term promissory note.

      Basic and diluted earnings per share for the three month period ended June 30, 2004 and 2003 were less than $0.01.

      For the six month period ended June 30, 2004 and 2003

      The Company recorded a loss of $166,307 during the six month period ended June 30, 2004 compared to earnings of $38,733 in the comparative period a year ago. The current period's loss primarily arises from incremental financing costs ($106,667) attributable to a bridge loan associated with the acquisition of RELM convertible subordinated promissory notes on December 31, 2003 and additional non-cash costs ($128,351) attributable to stock and warrants issued for investor relations consulting services provided which were not fully offset by operating divisional earnings.

      Revenues during the six month period ended June 30, 2004 were $6,549,378 up from $3,306,134 during the first half of fiscal 2003, representing a 98% increase in revenues year over year. Revenues of the retail business were $4,458,677 (representing a strong 36% increase year over year) and revenues of combined wholesale business were $2,090,701 during the current period. Substantially all of the business units generating wholesale revenues (Wireless Source and A.C. Simmonds & Sons) were acquired during the third quarter of fiscal 2003 and therefore year over year wholesale business unit growth rates are generally meaningless.

      Revenues of the retail business during the six month period ended June 30, 2004 and 2003 can be broken down into the following subcategories:

                                                  2004            2003
                                                  ----            ----
            Cellular hardware, radios and
            accessories                        $3,213,278      $2,189,613
            Activation commissions and
            residuals                           1,153,786         995,046
            Equipment rental                       91,613          86,471
                                               ----------      ----------
                                               $4,458,677      $3,271,130
                                               ==========      ==========

      Management opened a new retail outlet in Regina, Saskatchewan and is pleased with the operating results thus far.

      Revenues of the wholesale business during the current quarter were $2,090,701 and represent the sale of prepaid cellular cards, accessories, batteries (and other ancillary items) and commissions earned from selling Vertex-Standard two-way radios in Canada. The Company changed business strategy in the battery and ancillary electronics wholesale business unit during the first quarter of fiscal 2004. Management sub-licensed certain segments of the Canadian market to a related party for a two year period. In exchange the related party agreed to pay the Company a royalty and assumed substantially all of the operating costs effective January 2, 2004.

      Gross profit during the six month period ended June 30, 2004 was $2,179,703 up from $1,635,144 during the first half of fiscal 2003. Gross profit as a percentage of sales was 33.2% during the six month period ended June 30, 2004, compared to 49.5% in the first half of fiscal 2003. The declining gross profit on a percentage of sales basis is the result of incrementally more of the Company's revenue derived from wholesale business year over year. Approximately one third of the Company's revenues are now derived from wholesale operations, whereas in the previous year almost all of the revenues were derived from retail operations.

      Total expenses during the six month period ended June 30, 2004 were $2,512,668 compared to $1,496,094 during the six month period ended June 30, 2003. The 68% increase in expenses is attributable to the incremental infrastructure costs incurred to ready the Company for future acquisitions, additional costs of the wholesale business units acquired thus far and the incremental costs of improved public company reporting and governance.

      Selling and administrative expenses increased from $1,348,574 during the six month period ended June 30, 2003 to $2,340,309 during the six month period ended June 30, 2004. Selling and administrative expenses during the six month period ended June 30, 2004 and 2003, included:

                                                  2004            2003
                                                  ----            ----
            Advertising and promotion          $  128,113      $  121,886
            Bad debts                              13,983              94
            Insurance, licenses and taxes          29,554          16,193
            Office and general                    112,022          64,677
            Professional fees                     315,159          92,244
            Rent                                  172,891         146,684
            Repairs and maintenance                 9,416           4,278
            Telephone and utilities                59,103          26,441
            Travel and automobile                 166,146          63,651
            Directors' fees                        10,000              --
            Management fees                       249,981          99,670
            Wages and benefits                  1,073,941         712,756
                                               ----------      ----------
                                               $2,340,309      $1,348,574
                                               ==========      ==========

      Professional fees included $125,625 representing the amortized non-cash cost of 125,000 common shares issued for investor and public relations consulting services provided during the six month period ended June 30, 2004 compared to zero in the comparative period in the prior year.

      Management fees during the six month period ended June 30, 2004 included $231,698 paid to a related party for the corporate executive management services and compared to $99,670 during the six month period ended June 30, 2003. Also included in management fees during the six month period ended June 30, 2004 is $18,283 paid to a former director of the Company for consulting services provided (such services were terminated earlier in the year).

      Travel and automobile costs were $166,146 during the six month period ended June 30, 2004 compared to $63,651 in the comparative period in the prior year. The increase is attributable to higher levels of travel associated with many of the Company's new business initiatives.

      Wages and benefits include selling commissions which represents the majority of the increase in wage and benefit costs between the six month period ended June 30, 2004 versus 2003.

      Amortization expense during the six month period ended June 30, 2004 was $114,600 compared to $115,678 during the comparative period in the prior year. Amortization expense in the current period represents the continued amortization of the Company's capital and other assets acquired in acquisitions ($83,232) and the amortization of fair market value of the residual premiums acquired in the retail business unit acquisition ($31,368) which the Company is amortizing over five years.

      Interest expense totaled $57,759 during the six month period ended June 30, 2004 and $31,842 during the six month period ended June 30, 2003.

      Other income totaled $168,193 during the six month period ended June 30, 2004 compared to other expense of $41,842 in the comparative period in the prior year. The current period's other income consisted of a realized gain of $240,000 on the disposal of 6,000,000 Pivotal Self-Service Technologies Inc. common shares (proceeds of disposition $420,000 and a cost basis of $180,000), a realized gain on the sale of Globetech Ventures Corp. common shares of $33,845 (proceeds of disposition $37,640 and cost basis of $3,795), miscellaneous gains and losses on assets totaling a net gain of $1,749, a foreign exchange gain of $369 arising from translation of Canadian dollar denominated liabilities translated to the home currency in a period of rising home currency values and non-operating interest expense, net of $107,770. Other expenses during the six month period ended June 30, 2003 included foreign exchange translation losses of $72,096 partially offset by management fee income, from related parties prior the acquisition thereof, of $30,254.

      Non-operating interest expense included interest income of $90,000 on $2,250,000 8% convertible subordinated promissory notes of RELM Wireless Corporation offset by; 1) $106,667 financing fee associated with the short term promissory note issued to acquire the RELM notes and 2) interest expense of $91,103 on the short term promissory note.

      The loss per share for the six month period ended June 30, 2004 was less than $0.01. Basic and full diluted earnings per share during the six month period ended June 30, 2003 were less than $0.01.

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

      Financial Condition

      Total assets increased from $10,465,446 as at March 31, 2004 to $10,626,346 at June 30, 2004. The increase is the result of increases in current assets and capital assets partially offset by a decline in intangible assets and goodwill.

      Current assets increased from $5,304,343 at March 31, 2004 to $5,463,573 at June 30, 2004. The increase is the result of increases in; 1) accounts receivable of $290,518, primarily due to the rising level of operations, 2) prepaid expenses of $25,048, which includes an additional $50,000 deposit on the proposed acquisition of 479645 Alberta Ltd., 3) due from related parties of $40,405, partially offset by reductions in; 1) investments of $180,000, representing the disposal of 6,000,000 Pivotal Self Service Technologies Inc. common shares, for cash proceeds of $420,000, and 2) inventory of $16,471, primarily due to improved working capital management.

      Net capital assets increased from $384,080 at March 31, 2004 to $414,988 at June 30, 2004. The increase is the result of capital additions of $114,140, primarily associated with a new store opening in Regina, Saskatchewan offset by normal amortization of $83,232. Intangible assets decreased from $4,777,023 at March 31, 2004 to $4,747,785 at June 30, 2004 due to normal amortization.

      Total liabilities increased by $71,505 from $5,425,948 at March 31, 2004 to $5,497,453 at June 30, 2004. The increase is attributable to an increase in current liabilities partially offset by a decrease in long term liabilities.

      Current liabilities increased by $109,687 from $5,222,449 to $5,332,136 during the current quarter. The increase is the result an increase of $889,343 in accounts payable and accrued liabilities, which was primarily the result of rising operating levels and aggressive cash management offset by decreases in;
1) bank indebtedness of $387,176, arising from the Company paying off a secured lender on April 30th, 2) due to related parties of $352,042, as a result of the cash proceeds from the sale of certain investments, 3) current portion of long term debt of $38,837, due to normal repayment terms and 4) customer deposits of $1,601 due to normal business fluctuations.

      Long term debt decreased from $154, 637 at March 31, 2004 to $116,455 at June 30, 2004. The reduction is the result of normal contracted repayments made during the quarter. Non-controlling interest, which represents the amount of net assets owed to the parties holding the remaining 11% of Wireless Age Canada, remained unchanged during the quarter.

      Stockholders' equity increased $5,039,498 as at March 31, 2004 to $5,128,893 at June 30, 2004. The increase is the result of the net earnings of $91,634 during the quarter offset by a unrealized foreign exchange translation loss of $2,239 recorded in other comprehensive income.

      Liquidity and Capital Resources

      As at June 30, 2004, the Company had current assets of $5,463,573 and current liabilities of $5,332,136, indicating working capital of $131,437 up from $81,894 at the beginning of the quarter. The Company's working capital ratio remained approximately the same at 1.02. The Company's leverage ratio (defined as total liabilities divided by stockholders' equity) remained approximately the same at 1.07 throughout the quarter.

      For the six month period ended June 30, 2004, cash used in operating activities amounted to $523,224 primarily as a result of non cash items adjustments and various changes in operating assets and liabilities. Cash provided by investing activities during the six month period ended June 30, 2004 amounted to $372,841 and primarily represented additions to capital assets more than offset by proceeds on disposal of marketable securities. Cash provided by financing activities during the six month period ended June 30, 2004 amounted to $150,383 representing net increases in bank indebtedness and notes payable.

      The Company had $2,330,000 in bridge loans that were due and payable on June 30, 2004, however management was successful in arranging an extension of the repayment date to September 30, 2004 and subject to other terms and conditions may be able to be extended to December 31, 2004. Management has been in discussions with several investment bankers to develop a strategy to bring financing to the Company. However, there can be no assurance that the Company will be able to conclude the financing on commercially acceptable terms.

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

      On June 2, 2004, the Company filed a registration statement on Form S-3 with respect to the sale of up to 387,500 Shares of Common Stock by certain shareholders of the Company. The registration was declared effective on July 15, 2004. The Company will not receive any of the proceeds from a sale of the shares by such selling stockholders.

Disclosure Regarding Forward Looking Statements

      This quarterly report contains certain forward-looking statements that are based on current expectations, estimates and projections about the industries in which we operate and management's beliefs and assumptions. Forward-looking statements are generally accompanied by words, such as "anticipates," "intends," "plans," "believes," "seeks," "estimates" or similar expressions. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions, which we refer to as "future factors," which are difficult to predict. Therefore, actual outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. Future factors that could cause our results to differ materially from the results discussed in such forward-looking statements are discussed below. We undertake no obligation to update publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Future factors that could affect the outcome of forward looking statements include, without limitation, the following:

            o price and product competition by foreign and domestic competitors, including new entrants;

            o     rapid technological developments;

            o the ability to continue to introduce competitive new products in a timely, cost-effective basis;

            o     the sales mix of products and services;

            o     the achievement of lower costs and expenses;

            o     domestic and foreign governmental and public policy changes;

            o protection and validity of patent and other intellectual property rights; and

            o availability of financing, financial instruments and financial resources in the amounts, at the times and on the terms required to support our future business.

      In addition, such statements could be affected by general industry and market conditions and growth rates, general domestic and international economic conditions, including interest rate and currency exchange rate fluctuations and other future factors.

      Item 3. Controls and Procedures.

      We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) that are designed to provide reasonable assurance that material information related to the Company, including our consolidated subsidiaries, is made known our Chief Executive Officer and our Chief Financial Officer on a regular basis. Our Board of Directors, operating through its Audit Committee, which is composed entirely of independent outside directors, provides oversight to our financial reporting process. Management has reviewed this system of disclosure controls and procedures as of June 27, 2004. The results of such evaluation were presented to the Audit Committee of the Board of Directors. On the basis of such evaluation, our CEO and CFO concluded there were no significant deficiencies or material weaknesses in the Company's disclosure controls and procedures and that the design and operation of these disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in SEC rules and forms.

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

Item 2. Changes in Securities and Use of Proceeds.

      Recent Sales of Unregistered Securities

      On October 8, 2002, the Company issued 2,971,104 shares of its common stock and assumed $500,867 in notes payable to acquired 89% of the issued and outstanding shares of Wireless Age Communications Ltd. The net assets acquired including certain intangible assets were valued at $690,234. The sellers included Robert Sim, who became a director of the Company, and Dallas Robinson who became CEO of the Company but resigned in May 2003. The issuance of the foregoing securities by the Company was a private transaction made in reliance on Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act").

      On March 13, 2003, the Company issued 1,500,000 shares of its common stock to Pivotal Self-Service Technologies Inc. (Pivotal) an entity listed on the Over-the-Counter-Bulletin-Board for all of the issued and outstanding shares of Prime Wireless Corporation. The Company valued the transaction at $390,000. The seller was considered a related party due to certain common officers and directors. At the time, Gary Hokkanen and John Simmonds were CFO and CEO of Wireless Age Communications Inc. and Pivotal. Brian Usher-Jones and John Simmonds were directors of each of Wireless Age and Pivotal. The issuance of the foregoing securities by the Company was a private transaction made in reliance on Section 4(2) of the Securities Act.

      On July 2, 2003, the Company issued 1,500,000 shares of its common stock to Pine Ridge Holdings Ltd. for the A.C. Simmonds & Sons trade name and business. The Company valued the transaction at $960,000. The seller was considered a related party due to Pine Ridge being solely owned by David C. Simmonds the brother of John Simmonds, the Company's CEO and director. The issuance of the foregoing securities by the Company was a private transaction made in reliance on Section 4(2) of the Securities Act.

      On September 19, 2003, the Company issued 1,000,000 shares of its common stock to 101016305 Saskatchewan Ltd. and 1,000,000 preferred shares of a wholly owned subsidiary that are exchangeable into a 1,000,000 shares of common stock of Wireless Age to Dallas Robinson for all of the issued and outstanding shares of Wireless Source Distribution Ltd. The sellers were considered related parties due to 101016305 Saskatchewan Ltd. being solely owned by Robert Sim who at the time was a director of the Company and due to Dallas Robinson being a key employee. The issuance of the foregoing securities by the Company was a private transaction made in reliance on Section 4(2) of the Securities Act.

      On September 9, 2003 the Company issued 120,000 shares of its common stock to Redwood Consulting Services LLC for financial consulting services provided over a 6 month period beginning on September 9, 2003. Such services were valued by the Company at $151,200. The issuance of the foregoing securities by the Company was made in reliance on Section 4(2) of the Securities Act.

      On October 15, 2003, the Company issued 50,000 shares of its common stock and warrants to purchase an additional 50,000 shares of its common stock to three directors of the Company, John Simmonds, Brian Usher-Jones, Ken Adelberg. The Company received $75,000 in cash from each purchaser. Each of the warrants is exercisable for the purchase of one share of Company common stock at a purchase price of $2.00 per share until November 13, 2006. The issuance of the foregoing securities by the Company was a private transaction made in reliance on Section 4(2) of the Securities Act.

      On February 5, 2004, the Company issued shares of its common stock in consideration for acquisition of RELM Wireless Corporation 8% Subordinated Promissory Notes (the "Notes") from each of the following holders of such Notes:

                                                         Common
                                           Amount        Shares
            Seller                       of Notes        Issued
            ------                       --------        ------

            Russell Scott Henderson      $100,000        75,000
            Moisha Schwimmer              100,000        75,000
            1500450 Ontario Limited       200,000       150,000
            Stuart McGregor                50,000        37,500
            Stephen Dulmage                50,000        37,500
            Brian Usher-Jones              50,000        37,500
                                         --------      --------

            Total                        $550,000       412,500

Each of the Notes was acquired by the Company solely in exchange for shares of Company common stock. No cash or other consideration was paid to the sellers of the Notes in such transaction. Each of the sellers was granted limited registration rights with respect to the shares issued in the transaction. The issuance of the foregoing securities by the Company was a private transaction made in reliance on Section 4(2) of the Securities Act. A registration statement on Form S-3 was declared effective by the U.S. Securities and Exchange Commission on July 15, 2004 with respect to 387,500 such shares. The Company will not receive any of the proceeds from the sale of such shares by the respective selling shareholders among whom are certain sellers of the Notes.

      On March 29, 2004, the Company issued 125,000 shares of its common stock to Redwood Consulting Services LLC for financial consulting services provided over a 6 month period beginning on March 29, 2004. Such services were valued by the Company at $125,625. The issuance of the foregoing securities by the Company was a private transaction made in reliance on Section 4(2) of the Securities Act.

Item 3. Defaults Upon Senior Securities.

      The Company was in default of its CAD$400,000 working capital loan in its 89% owned subsidiary and on April 30, 2004 it repaid the loan in full.

Item 4. Submission of Matters to a Vote of Security Holders.

      On June 22, 2004 the Company held its annual general meeting of shareholders. The security holders voted as follows on three resolutions:

      1.    To elect four directors to serve for a one-year term;

            John G. Simmonds

            For:                                       13,268,983

            Against:                                          500

            Abstained:                                     73,034

            Brian Usher-Jones

            For:                                       13,266,783

            Against:                                        2,700

            Abstained:                                     73,034

            Kenneth J. Adelberg

            For:                                       13,266,483

            Against:                                        3,000

            Abstained:                                     73,034

            Stephen Dulmage

            For:                                       13,262,183

            Against:                                        7,300

            Abstained:                                     73,034

      2. To consider and vote on a proposal to ratify and approve the Company's 2004 Stock Incentive Plan;

            For:                                        4,566,176

            Against:                                      601,719

            Abstained:                                    128,835

            A majority of proxies submitted by brokers did not indicate a vote for some or all of the other proposals presented for action at the 2004 Annual Meeting of Shareholders because such brokers did not have discretionary voting authority and had not received instructions as to how to vote on such proposals (so-called "broker non-votes"). As a result, the proposal with respect to the Company's 2004 Stock Incentive Plan could not be ratified by the shareholders. The Board of Directors is considering whether it will take any further action, if any, with respect to the outcome of the ratification proposals as a result of the broker non-votes.

      3. To ratify the selection of Mintz & Partners LLP as independent auditors for the Company;

            For:                                       13,258,028

            Against:                                       31,979

            Abstained:                                     52,510

Item 5. Other Information.

      None

Item 6. Exhibits and Reports on Form 8-K.

(a)   Exhibits.

      Exhibit 10.10 Amendment to the Note Purchase and Security Agreement between Wireless Age Communications, Inc. and Stacey Minichiello, dated as of June 30, 2004.

      Exhibit 10.11 Placement Agreement among Wireless Age Communications and Robert Sim, Rosemary Sim and 101016305 Saskatchewan Ltd., dated as of June 30, 2004.

      Exhibit 31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      Exhibit 31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      Exhibit 32 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)   Reports on Form 8-K.

On June 23, 2004, we filed a Current Report on Form 8-K under Item 5 regarding the results of voting at our annual meeting of shareholders.

On July 12, 2004 we filed a Current Report on Form 8-K under Item 5 regarding the execution of the Amendment to the Note Purchase and Security Agreement between Wireless Age Communications, Inc. and Stacey Minichiello, dated as of June 30, 2004, and execution of the Placement Agreement among Wireless Age Communications and Robert Sim, Rosemary Sim and 101016305 Saskatchewan Ltd., dated as of June 30, 2004.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE: August 10, 2004                       BY:  /s/ John G. Simmonds
                                                 ----------------------------
                                                 John G. Simmonds
                                                 Chairman/CEO/Director


DATE: August 10, 2004                       BY:  /s/ Gary N. Hokkanen
                                                 ----------------------------
                                                 Gary N. Hokkanen
                                                 CFO