Form 10QSB
period 2004-09-30
WIRELESS AGE COMMUNICATIONS INC
filed 2004-11-15
CIK 1130131

As filed with the Securities and Exchange Commission on November 15, 2004

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the Quarterly Period Ended September 30, 2004

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
 (State or Other Jurisdiction               (I.R.S. Employer Identification No.)
      of Incorporation)

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

The number of shares of common stock outstanding as of November 12, 2004:
23,495,216

================================================================================

                        Wireless Age Communications, Inc.

                                      INDEX

PART I     Financial Information

Item 1.    Condensed Financial Statements (unaudited)
                  Condensed Consolidated Balance Sheet.............................................   3
                  Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)..   4
                  Condensed Consolidated Statements of Stockholders' Equity........................   5
                  Condensed Consolidated Statements of Cash Flows..................................   8
                  Notes to Condensed Consolidated Financial Statements.............................   9

Item 2.    Management's Discussion and Analysis....................................................  17

Item 3.    Controls and Procedures.................................................................  25

PART II.   Other Information

Item 1.    Legal Proceedings.......................................................................  27

Item 2.    Change in Securities and Use of Proceeds................................................  27

Item 3.    Defaults Upon Senior Securities.........................................................  27

Item 4.    Submission of Matters to a Vote of Security Holders.....................................  27

Item 5.    Other Information.......................................................................  28

Item 6.    Exhibits and Reports on Form 8-K........................................................  29
                  A)  Exhibit Schedule
                  B) Reports Filed on Form 8-K

Signatures.........................................................................................  30

                          PART I. Financial Information

Item 1. Condensed Financial Statements

                        Wireless Age Communications, Inc.
                      Condensed Consolidated Balance Sheet
                               September 30, 2004
                                   (UNAUDITED)

ASSETS

Current Assets:
   Cash and cash equivalents                                                $    402,002
    Receivables                                                                1,738,950
    Note receivable                                                              329,080
    Inventory                                                                  1,510,074
    Investments (note 4)                                                       2,420,000
    Due from related parties                                                      87,644
    Prepaid expenses                                                             307,835
                                                                            ------------
                                                                               6,795,585
                                                                            ------------

Capital assets, net of accumulated amortization of $872,837                      433,260
Investments (note 4)                                                              39,500
Intangible assets and goodwill (note 5)                                        5,726,985

                                                                            ------------
TOTAL ASSETS                                                                $ 12,995,330
                                                                            ------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued liabilities                                 $  3,197,699
     Customer deposits                                                            17,552
     Current portion of long-term debt (note 6)                                2,571,915
                                                                            ------------
Total current liabilities                                                      5,787,166

Long-term debt (note 6)                                                           70,068
Non-controlling interest                                                          25,198
                                                                            ------------
Total liabilities                                                              5,882,432
                                                                            ------------

Stockholders' equity
   Preferred stock, $0.001 par value, 10,000,000 shares authorized, No
   shares issued and outstanding                                                      --
   Common stock, $.001 par value, 100,000,000 shares authorized,
   22,587,167 shares issued and outstanding at September 30, 2004                 22,587
   Additional paid-in capital                                                  6,738,289
   Common stock subscribed                                                       613,141
   Accumulated deficit                                                          (369,411)
   Accumulated other comprehensive income                                        108,292
                                                                            ------------
Total stockholders' equity                                                     7,112,898
                                                                            ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                  $ 12,995,330
                                                                            ------------

                See accompanying notes to financial statements.

                        Wireless Age Communications, Inc.
 Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
                                   (UNAUDITED)

                                                                Three Months Ended                    Nine Months Ended
                                                                   September 30,                         September 30,
                                                              2004               2003               2004               2003
                                                          ------------       ------------       ------------       ------------
Sales                                                     $  3,884,137       $  2,604,133       $ 10,433,515       $  5,910,267

Cost of goods sold                                           2,559,389          1,476,449          6,929,064          3,147,439
                                                          ------------       ------------       ------------       ------------

Gross profit                                                 1,324,748          1,127,684          3,504,451          2,762,828
                                                          ------------       ------------       ------------       ------------

Expenses:
    Selling and administrative expenses                      1,208,962            944,159          3,549,271          2,292,733
    Amortization                                                60,010             68,538            174,610            184,216
    Interest                                                    18,230             25,101             75,989             56,943
                                                          ------------       ------------       ------------       ------------
Total expenses                                               1,287,202          1,037,798          3,799,870          2,533,892

                                                          ------------       ------------       ------------       ------------
Income (loss) from operations                                   37,546             89,886           (295,419)           228,936
                                                          ------------       ------------       ------------       ------------

Other (income) expenses
    Gain on disposal of marketable securities                       --                 --           (275,594)                --
    Non-operating interest expense, net (note 7)                28,650                 --            136,420                 --
    Foreign exchange loss (gain)                                 2,532              2,885              2,163             74,981
    Management fee income                                           --            (10,270)                --            (40,524)
    Other expense                                                1,932                 --              1,932                 --
                                                          ------------       ------------       ------------       ------------
                                                                33,114             (7,385)          (135,079)            34,457
                                                          ------------       ------------       ------------       ------------

Income (loss) before income taxes
and non-controlling interest                                     4,432             97,271           (160,340)           194,479

    Income taxes                                                    --             37,414                 --             92,187
                                                          ------------       ------------       ------------       ------------

Income (loss) before non-controlling interest                    4,432             59,857           (160,340)           102,292

    Non-controlling interest                                        --             (4,035)            (1,535)            (7,737)
                                                          ------------       ------------       ------------       ------------

Net income (loss)                                         $      4,432       $     55,822       $   (161,875)      $     94,555
                                                          ============       ============       ============       ============
Basic earnings (loss) per share of common stock:
Weighted average number of common shares outstanding        22,341,240         18,220,772         21,348,566         16,859,661
      Basic earnings (loss) per share                     $       0.00       $       0.00       $      (0.01)      $       0.01
Diluted earnings (loss) per share of common stock:
Weighted average number of common shares outstanding        22,524,573         18,387,439                 --         16,915,217
      Diluted earnings per share                          $       0.00       $       0.00                 --       $       0.01

                                                                               Comprehensive Income (Loss)
Net income (loss)                                         $      4,432       $     55,822       $   (161,875)      $     94,555
Other comprehensive income (loss):
Foreign exchange translation gain (loss)                        45,143             (2,738)            37,816             73,930
                                                          ------------       ------------       ------------       ------------
Comprehensive income (loss)                               $     49,575       $     53,084       $   (124,059)      $    168,485
                                                          ------------       ------------       ------------       ------------

                See accompanying notes to financial statements.

                        Wireless Age Communications, Inc.
            Condensed Consolidated Statements of Stockholders' Equity
                                   (UNAUDITED)

                                   Common Stock
                            ---------------------------
                                                                                                        Accumulated
                                                            Common       Additional                       Other            Total
                                                             Stock         Paid-in      Accumulated    Comprehensive   Stockholders'
                               Shares          Amount     Subscribed       Capital        Deficit         Income          Equity
                            ------------    -----------   ----------    ------------    -----------    -------------   -------------
Balance, December 31,
 2002                         15,304,105    $    15,304           --         272,308        (70,229)         (8,034)       209,349

Issuance of common
stock for acquisition          1,500,000          1,500           --         388,500             --              --        390,000

Adjustment arising
 from foreign
 exchange translation
 gain                                                                                                        32,852         32,852

Net income for the
 three month period
 ended March 31, 2003                 --             --           --              --         19,301              --         19,301

                            ------------    -----------   ----------    ------------    -----------     -----------    -----------
Balance, March 31,
 2003                         16,804,105    $    16,804           --         660,808        (50,928)         24,818        651,502
                            ------------    -----------   ----------    ------------    -----------     -----------    -----------
Adjustment arising
 from foreign
 exchange translation
 gain                                                                                                        43,816         43,816

Net income for the
 three month period
 ended June 30, 2003                  --             --           --              --         19,432              --         19,432

                            ------------    -----------   ----------    ------------    -----------     -----------    -----------
Balance, June 30, 2003        16,804,105    $    16,804           --         660,808        (31,496)         68,634        714,750
                            ------------    -----------   ----------    ------------    -----------     -----------    -----------

Issuance of common
 stock for trade-name          1,500,000          1,500                      958,500                             --        960,000

Issuance of common
 stock for acquisition         1,000,000          1,000                    2,739,000                             --      2,740,000

Common stock
 subscribed for
 consulting services
 provided                             --             --      151,200              --                             --        151,200

Adjustment arising
 from foreign
 exchange translation
 loss                                 --             --           --              --                         (2,738)        (2,738)

Net income for the
 three month period
 ended September 30,
 2003                                 --             --           --              --         55,822              --         55,822
                            ------------    -----------   ----------    ------------    -----------     -----------    -----------
Balance, September
 30, 2003                     19,304,105    $    19,304      151,200       4,358,308         24,326          65,896      4,619,034
                            ------------    -----------   ----------    ------------    -----------     -----------    -----------

                See accompanying notes to financial statements.

                        Wireless Age Communications, Inc.
            Condensed Consolidated Statements of Stockholders' Equity
                                   (UNAUDITED)

                                 Common Stock
                            -----------------------
                                                                                                      Accumulated
                                                         Common         Additional                       Other           Total
                                                          Stock           Paid-in      Accumulated   Comprehensive    Stockholders'
                              Shares         Amount     Subscribed        Capital         Deficit        Income          Equity
                            ----------      -------     ----------      ----------     -----------   -------------    -------------
Balance, December 31,
 2003                       19,574,104      $19,574            --        4,741,850       (207,536)        94,720        4,648,608

Issuance of common
stock for retraction
of preferred stock of
wholly owned
subsidiary                   1,000,000        1,000            --           (1,000)            --             --               --

Issuance of common
stock to acquire
investments                    412,500          412            --          549,588             --             --          550,000

Adjustment arising
from common stock
issuable for
consulting services
provided                            --           --       125,625               --             --             --          125,625

Adjustment arising
from warrants issued
for consulting
services provided                   --           --            --            2,538             --             --            2,538

Adjustment arising
from disposal of
marketable securities               --           --            --               --             --        (24,244)         (24,244)

Adjustment arising
 from foreign
 exchange translation
 loss                                                                                                     (5,088)          (5,088)

Net loss for the
 three month period
 ended March 31, 2004               --           --            --               --       (257,941)            --         (257,941)
                            ----------      -------      --------       ----------       --------       --------       ----------
Balance, March 31,
 2004                       20,986,604      $20,986       125,625        5,292,976       (465,477)        65,388        5,039,498
                            ----------      -------      --------       ----------       --------       --------       ----------
Adjustment arising
from issuance of
common stock for
consulting services
provided                       125,000          125      (125,625)         125,500             --             --               --

Adjustment arising
 from foreign
 exchange translation
 loss                               --           --            --               --             --         (2,239)          (2,239)

Net income for the
 three month period
 ended June 30, 2004                --           --            --               --         91,634             --           91,634
                            ----------      -------      --------       ----------       --------       --------       ----------
Balance, June 30, 2004      21,111,604      $21,111            --        5,418,476       (373,843)        63,149        5,128,893
                            ----------      -------      --------       ----------       --------       --------       ----------

Issuance of common
stock for acquisition        1,325,000        1,325            --        1,134,995             --             --        1,136,320

Issuance of common
 stock in repayment
 of shareholder loans
 of acquisition target         150,563          151            --          184,818             --             --          184,969

Common stock
 subscribed in
 connection with
 acquisition                        --           --       491,750               --             --             --          491,750

Common stock
 subscribed in
 connection with
 consulting services
 provided                           --           --        12,163               --             --             --           12,163

Common stock
 subscribed in
 connection with
 acquisition of
 additional shares of
 majority owned
 subsidiary                         --           --       109,228               --             --             --          109,228

Adjustment arising
 from foreign
 exchange translation
 gain                               --           --            --               --             --         45,143           45,143

Loss for the three
 month period ended
 September 30, 2004                 --           --            --               --          4,432             --            4,432

                            ----------      -------      --------       ----------       --------       --------       ----------
Balance, September
 30, 2004                   22,587,167      $22,587       613,141        6,738,289       (369,411)       108,292        7,112,898
                            ----------      -------      --------       ----------       --------       --------       ----------

                See accompanying notes to financial statements.

                        Wireless Age Communications, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (UNAUDITED)

                                                                   Nine Months Ended
                                                                     September 30,

                                                                   2004             2003
                                                                ---------       -----------
Net cash provided by (used in) operations
    Net income (loss)                                           $(161,875)      $    94,555
    Adjustments to reconcile net loss
      to net cash provided by (used in) operating
      activities:
         Amortization                                             174,610           184,215
                 Foreign exchange (gain) loss                       2,163            79,553
                 Other expense                                      1,932                --
                 Gain on disposal of marketable securities       (275,594)               --
                 Non-controlling interest share of income           1,535             7,737
     Changes in operating assets and liabilities:
                 Accounts receivable                             (511,010)         (574,949)
                 Inventory                                        162,394          (739,357)
                 Prepaid expenses                                 (14,329)           (3,659)
                 Accounts payable and accrued liabilities         394,317         1,509,365
                 Income taxes payable                                  --            63,844
                 Due from/to related parties                     (341,367)          134,832
                 Customer deposits                                  8,694             1,239
                                                                ---------       -----------
Net cash provided by (used in) operating activities              (558,530)          757,375
                                                                ---------       -----------
Cash flows from investing activities:
          Proceeds on disposal of marketable securities           457,640                --
          Bank indebtedness assumed on business                        --            19,848
      combination
          Cash and notes acquired on business                     646,934                --
      acquisition and disposal
          Other assets                                                 --           (12,486)
          Purchase of marketable securities                       (39,500)               --
          Additions to capital assets                            (144,272)         (215,589)
                                                                ---------       -----------
Net cash provided by (used in) financing activities:              920,802          (208,227)
                                                                ---------       -----------
Cash flows from financing activities:
          Increase (decrease) in bank indebtedness                (64,306)         (242,685)
          Increase (decrease) in long-term debt                   104,036          (207,302)
                                                                ---------       -----------
Net cash provided by (used in) financing activities:               39,730          (449,987)
                                                                ---------       -----------

                                                                ---------       -----------
Increase in cash                                                  402,002            99,161
                                                                ---------       -----------
Cash, beginning of period                                               0                 0
                                                                ---------       -----------
Cash, end of period                                             $ 402,002       $    99,161
                                                                ---------       -----------

Non cash financing activities:

During the nine month period ended September 30, 2004, the Company:

      o Issued 412,500 shares of its common stock to purchase $550,000 in subordinated convertible promissory notes of RELM Wireless Corporation.

      o Acquired 6,000,000 common shares of Pivotal Self-Service Technologies, Inc. from a related party by issuing a $180,000 note payable.

      o Acquired intellectual property rights in exchange for inventory valued at $76,260.

      o Issued 125,000 shares of its common stock for consulting services provided, valued at $125,625 of which $83,750 has been amortized.

      o Issued 1,325,000 shares of its common stock to acquire Marlon Distributors Ltd.

      o Issued 150,563 shares of its common stock to repay shareholder loans of $184,969 within Marlon Distributors Ltd.

      o Agreed to issue 700,000 shares of its common stock to acquire Prime Battery Products Limited.

      o Agreed to issue 18,000 shares of its common stock for consulting services provided having a value of $12,163.

      o Agreed to issue 179,151 shares of its common stock for a minority interest position of approximately 5.7% of its majority owned subsidiary.

During the nine month period ended September, 2003 the Company:

      o Issued 1,500,000 shares of its common stock to purchase all of the issued and outstanding common shares of Prime Wireless Inc. and certain intangible assets. Prime Wireless had net asset deficiency of $5,387 and the Company has valued the intangible assets at $395,387.

      o Issued 1,500,000 shares of its common stock to purchased a trade-name, other intellectual property rights, and goodwill of A.C. Simmonds & Sons valued at $960,000.

      o Issued 1,000,000 shares of its common stock and 1,000,000 preferred shares of a wholly owned subsidiary which are exchangeable for 1,000,000 shares of the Company's common stock to purchase all of the issued and outstanding common shares of Wireless Source Distribution Ltd. Wireless Source had a net asset deficiency of $94,060 and the Company has valued the intangible assets at $2,833,560.

      o Issued 120,000 shares of its common stock for consulting services valued at $151,200.

                See accompanying notes to financial statements.

                        Wireless Age Communications, Inc.

              Notes to Condensed Consolidated Financial Statements
                               September 30, 2004
                                   (Unaudited)

Note 1 - Basis of Presentation and business operations

      The accompanying condensed unaudited consolidated financial statements of Wireless Age Communications Inc., (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2003.

      The Company was originally incorporated in the State of Nevada on November 17, 2000 as Lennoc Ventures, Inc. On October 20, 2002, the Company changed its name to Wireless Age Communications, Inc.

      The Company through its 94% owned subsidiary, Wireless Age Communications Ltd. ("Wireless Age Canada") is in the business of operating retail cellular and telecommunications outlets in cities in western Canada including Saskatoon and Regina, Saskatchewan; and Winnipeg, Manitoba. Wireless Age Canada was acquired on October 8, 2002. The Company is also in the business of wholesale distribution of wireless products and accessories through its wholly owned subsidiaries Prime Wireless Corporation, Wireless Source Distribution Ltd. and Marlon Distribution Ltd.

      Wireless Age Canada generates revenues from the sale of cellular phones, sales and rentals of two-way radio devices, the installation and sale of wireless systems to corporate and institutional clients, the sale of pre-paid cards, the sale of accessories, activation fees, and by receiving a percentage of the cellular bills of subscribers it activates. Currently, the Company has retail and business to business locations in Regina, Saskatoon, Winnipeg and Surrey, B.C.

Note 2 - Recent developments

Proposed Acquisition of Westcan Wireless, Allcan Electronic Distributors and an Investment in Bluewave Antenna Systems Ltd.

      We plan to acquire a Canadian company known as 479645 Alberta Ltd., including its operating divisions Westcan Wireless and Allcan Electronic Distributors and its 80% investment in Bluewave Antenna Systems Ltd. Westcan Wireless has offices in Edmonton and Calgary, and is one of Western Canada's preeminent providers of wireless broadband data systems for private enterprise and one of the largest privately owned two-way radio dealers. Westcan Wireless also owns and operates VHF and UHF repeater systems with sixteen sites throughout north and central Alberta as well as three 800 MHz and one 400 MHz trunked radio system in the Edmonton area. Allcan was started in 1977 and today provides wireless communications, data and cellular support equipment to clients across Canada. 479645 Alberta Ltd. is the majority and controlling shareholder of Bluewave Antenna Systems Ltd. of Calgary. Bluewave is a market leading manufacturer of quality antennas for supervisory control and data acquisition wireless automation, often referred to as SCADA. Bluewave serves wireless local-loop sectors throughout North America and selected international markets. SCADA is a category of software application program for process control, the gathering of data in real time from remote locations in order to control equipment and conditions. SCADA is used in power plants as well as in oil and gas refining, telecommunications, transportation, and water and waste control. The acquisition is subject to further due diligence, various approvals and financing arrangements.

      The Company had agreed to acquire 479645 Alberta Ltd. on July 6, 2004, however prior to closing a secured lender of 479645 Alberta Ltd. informed the Company that if the transaction proceeded they would have to repaid in full. The Company was unwilling to proceed on this basis and organized replacement financing for 479645 Alberta Ltd. The Company negotiated an Extension Agreement extending closing, subject to certain terms and conditions, to January 7, 2005. Management remains hopeful that the acquisition of 479645 Alberta Ltd. will be consummated in a timely manner. However, there can be no assurance that the Company will in fact be successful.

Proposed Acquisition of Knowlton Pass Inc. and Knowlton Pass' Agreements with MaxTel Wireless Inc.

      We plan to acquire Knowlton Pass Electronics Inc. (Knowlton Pass) that is developing a proprietary technology which optimizes bandwidth utilization across wireless communications networks. We intend to develop and deploy the Knowlton Pass approach to participate in the wireless delivery of television, high speed internet and telephony products.

      As part of the transaction, Mr. David MacKinnon and Mr. James Hardy have joined the Company. Mr. MacKinnon, became Chief Technology Officer and was formerly a Vice-President of Lavalin Inc. and former CEO of E-Concept Inc. is holder of several technology patents. Mr. MacKinnon is principally dedicated to the Knowlton Pass/MaxTel initiative but spends a small amount of time on Wireless Age matters. Mr. Hardy, became Chief Operating Officer of the Company. Mr. Hardy is a former Vice-President of Oracle Corporation Canada Inc. and former president of Iceberg Media Inc.

      On October 15, 2004, Knowlton Pass entered into a strategic agreement with MaxTel Wireless Inc. (MaxTel) to manage and further develop the combined wireless communications business in the Niagara, Ontario, Canada corridor. The development of the combined business is known as the Company's "Wireless Works" initiative.

      Knowlton Pass has agreed to become MaxTel's exclusive agent thereby managing its existing client base for an initial term of 10 years. Under the terms of the agreement Knowlton Pass will lease the existing network and exploit the underutilized spectrum. Knowlton Pass will receive 90% of the gross revenue received for managing the existing contracts and spectrum and 92.5% from future contracts. Knowlton Pass will pay MaxTel 20% of gross revenues received from existing contracts and 10% from new contracts as rent for utilizing the network.

      On July 26, 2004, the Company announced that it had agreed to fund the development of the Knowlton Pass business plan by way of a loan. Under the terms of the Knowlton Pass agreement Wireless Age agreed to fund development of the project through draws of no more than $80,000 (CAD$100,000) per month. The Company also has an option (but not the obligation) to acquire all of the issued and outstanding Knowlton Pass common shares between September 1, 2004 and January 2, 2005 in exchange for 540,000 shares of its common stock.

Acquisition of Marlon Distributors Ltd.

      On July 30, 2004 we acquired Marlon Distributors Ltd. of Surrey, British Columbia, Canada. Marlon distributes wireless communications and recreational products in Western Canada, including the Vertex Standard line of products which, through our wholly owned subsidiary Prime Wireless Corporation, we hold the exclusive Canadian distribution rights. Consolidated revenues of Marlon, including its wholly owned subsidiary Marlon Recreational Products Ltd., were approximately $2.3 million (CDN$3.2 million) during the year ended December 31, 2003. We expect that the acquisition of Marlon will provide opportunities to improve our business operations in the British Columbia wireless communications market.

SureCells Sub-License Agreement

      On August 1, 2004, the Company sub-licensed to a newly formed entity, SureCells Portable Power Ltd. (SureCells Power) rights to the North American market for the development and distribution of SureCells brand batteries and flashlights primarily in fundraising marketing applications and other private label initiatives. Under the terms of the Agreement, which initially expires on December 31, 2005 but is renewable for a subsequent one year term, SureCells is obligated to pay the Company a 7% royalty on purchases. In addition, SureCells Power agreed to acquire substantially all of the existing battery inventory at landed cost plus 7% and all customer lists, marketing materials, booths and displays.

Acquisition of Prime Battery Products Limited

      On September 16, 2004 we acquired Prime Battery Products Limited from Phantom Fiber Corporation. Under terms of the purchase and sale agreement, Phantom Fiber Corporation received 700,000 shares of the Company's common stock. In addition, Wireless Age Communications Inc. could issue up to 200,000 additional common shares to Phantom Fiber Corporation as an earn out over a one year period from closing. 50,000 earn out shares will be issued on November 30, 2004, February 28, 2005, May 31, 2005 and August 31, 2005 subject to the continued attainment on royalties on battery sales by Prime Battery. As part of the transaction we agreed to register for resale all such 700,000 shares.

Sale of Marlon Recreational Products Ltd.

      On September 30, 2004 we completed the sale of Marlon Recreational Products Ltd. to a group of former shareholders of Marlon Distributors Ltd. Marlon Recreational was a wholly-owned subsidiary of Marlon Distributors Ltd., which was acquired by the Company on July 30, 2004. Pursuant to the terms of the transaction, Wireless Age's subsidiary Marlon Distributors Ltd., received total consideration of $335,000 (CAD$425,000) consisting of $177,000 (CAD$225,000)
cash at closing and a short term note receivable of $158,000 (CAD$200,000).

RELM Wireless Corporation Acquisition Offer

      On July 16, 2004, the Company delivered a letter to the Board of Directors of Relm Wireless Corporation ("Relm Wireless") indicating that the Company was prepared to acquire all of the outstanding shares of Relm Wireless. The Company believes that a business combination of Relm Wireless and the Company would be in the best interests of both shareholder groups.

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

      The Company remains committed to the concept of a business combination with Relm Wireless and is considering making a tender offer proposal directly to the shareholders of Relm Wireless.

Placement Agreements and Amendments to Note Purchase and Security Agreement

      On December 31, 2003 the Company borrowed $1,930,000 from Stacey Minichiello and entered into a Note Purchase and Security Agreement. The purpose of the loan was to acquire $1,700,000 of Relm Wireless Corporation subordinated promissory notes. On January 21, 2004, the Company borrowed an additional $400,000 from Stacey Minichiello under the same agreement. These funds were used for general corporate purposes. The loans were originally due and payable on June 30, 2004, however the Company and Stacey Minichiello agreed under an amendment to the promissory notes to extend the repayment date to September 30, 2004 and subsequently thereafter to December 31, 2004. As part of the loan amendment transaction, the Company entered into a first Placement Agreement with Robert Sim, Rosemary Sim and 101016305 Saskatchewan Ltd. (collectively, the "Sellers") pursuant to which the Company undertook to make a private placement of 500,000 of the Sellers' common shares prior to July 15, 2004. The Company executed and closed the private placement and the loan repayment date was extended to September 30, 2004. On September 30, 2004, the Company again undertook to make a private placement of a further 500,000 of the Seller's common shares prior to October 22, 2004. The Company executed and closed the October 22, 2004 private placement and the Minichiello loan repayment date was extended to December 31, 2004.

Acquisition of Minority Interest in Wireless Age Canada

      On September 23, 2004, the Company entered into an agreement with Dallas Robinson pursuant to which, among other things, he tendered his 5.7% ownership position in the Company's majority owned subsidiary Wireless Age Canada in exchange for 179,151 restricted shares of the Company's common stock.

      The Company also offered to purchase a block of Wireless Age Canada shares owned by employees and ex-employees of Wireless Age Canada in exchange for a total of 21,168 shares of Company's common stock, representing a collective 1.5% position, in Wireless Age Canada.

      Lastly, the Company agreed to acquire the remaining 3.8% of Wireless Age Canada for 61,200 shares of the Company's common stock and a $100,000 six month promissory note. Pursuant to these purchases Dallas Robinson, Robert Sim and Rosemarie Sim agreed to resign as directors and officers of Wireless Age Canada. After giving effect to the foregoing transactions, the Company will own 100% of Wireless Age Canada.

Strategic Partnership with Azonic Corporation

      On August 30, 2004, the Company announced that it had entered into strategic partnership with Azonic Corporation (an entity listed on the Over-the-Counter-Bulletin-Board market under the symbol AZOI) to develop and market a disposable cellular phone.

      Under the terms of the agreement, the Company agreed to acquire 4,460,000 Azonic Corporation common shares from Infinity Capital Group, Inc., for $39,500 cash, representing an 18.6% ownership position in Azonic Corporation. In addition, Azonic Corporation entered into management services contracts under which certain officers and employees of Wireless Age will provide management services to Azonic Corporation. Concurrent with the signing of the contract, Gregory Laborde resigned as Chief Executive Officer and John Simmonds was appointed Chief Executive Officer, Gary Hokkanen was appointed Chief Financial Officer, James Hardy was appointed Chief Operating Officer, David MacKinnon was appointed Chief Technology Officer and Carrie J. Weiler was appointed Corporate Secretary of Azonic Corporation. John Simmonds also became a director of Azonic Corporation.

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

      Consolidated financial statements

      The consolidated financial statements include the accounts of the Company, its wholly-owned inactive subsidiary DB Sim Holdings Ltd. ("DB Sim"), its 94% owned subsidiary Wireless Age Canada, its wholly-owned subsidiary Prime Wireless, its wholly owned subsidiary Marlon Distributors Ltd., its wholly subsidiaries Wireless Source and 1588102 Ontario. Wireless Age Canada, DB Sim and Wireless Source are incorporated under the laws of the province of Saskatchewan, Canada. Prime Wireless and 1588102 Ontario are incorporated under the laws of the Province of Ontario, Canada and Marlon Distributors is federally incorporated under the laws of Canada. All intercompany transactions have been eliminated.

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

      Advertising and Marketing Costs

      The Company expenses the costs of advertising and marketing as incurred. The Company incurred $191,353 and $195,709 of advertising and marketing expenses during the nine month period ended September 30, 2004 and 2003, respectively.

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

Note 4 - Investments

Available for Sale Securities

      In 2000, the Company acquired 18,100 common shares of Globetech Ventures Corp. (symbol - GTVCF), an entity publicly listed on OTCBB stock exchange for $61,514 (CAD$79,754) cash. The market value of these securities declined during 2000 and 2001 and the Company recorded a loss on these securities. In 2003, the market value improved and subsequent to the end of the year the Company disposed of these securities for net proceeds of $37,640 (CAD$49,598).

Held to Maturity Investments

      On December 31, 2003, the Company acquired $1,700,000 in outstanding principal amount of 8% Convertible Promissory Notes of RELM Wireless a publicly traded entity listed on the NASD Over-the-Counter-Bulletin-Board for a cash payment of $1,870,000. On February 5, 2004 the Company acquired an additional $550,000 in RELM notes in exchange for 412,500 shares of the Company's common stock. The notes mature on December 31, 2004 and upon conversion the Company would have an 11.7% ownership position in RELM. The notes are pledged as security against an 8% Secured Promissory Note.

      During the current quarter the Company acquired 4,460,000 common shares of Azonic Corporation a publicly traded entity listed on the NASD Over-the-Counter-Bulletin-Board for a cash payment of $39,500, representing an 18.6% interest in Azonic Corporation. Effective October 14, 2004, Azonic entered into management services contracts to obtain the executive management services of the Company's executive officers.

      The Company currently regards the RELM and Azonic investments as held to maturity investment and has recorded the investments at cost. The Azonic Corporation investment will be accounted using the equity method when the management services contracts become effective on October 14, 2004.

      On January 2, 2004, the Company acquired 6,000,000 common shares of Pivotal Self Service Technologies Inc. (which has since been renamed Phantom Fiber Corporation) in exchange for an $180,000 note payable that is due and payable on December 31, 2004. Prior to June 30, 2004, the Company disposed of these shares for cash proceeds of $420,000 and recorded a realized gain of $240,000.

Note 5 - Intangible Assets & Goodwill

                                              ------------------------------------------
                                                              Accumulated
                                                 Cost        Amortization         Net
                                                 ----        ------------         ---
      Residual Premiums                       $  825,334      $  628,168      $  197,166
      MTS Agency Fee                             253,646         107,007         146,639
      Midland trade-name, Vertex
      Standard distribution and supply
      agreements                                 284,500              --         284,500
      A.C. Simmonds & Sons trade-name,
      customer lists and relationships           363,270              --         363,270
      Marvel license                             125,011              --         125,011
      iMobile trade-name, customer lists
      and relationships                          761,000              --         761,000
      Marlon trade-name, customer lists
      and relationships
      Goodwill                                 3,849,399              --       3,849,399
                                              ----------      ----------      ----------
                                              $6,462,160      $  735,175      $5,726,985
                                              ==========      ==========      ==========

      During the nine month period ended September 30, 2004, the Company acquired Canadian dollar store customer lists and other intellectual property rights valued at $76,260 from a related party in exchange for battery product inventory. In addition the Company entered into a licensing agreement with Marvel Enterprise Inc. to distribute sculpted flashlights and other battery products bearing the likeness of certain comic book characters including Spider-Man, The Incredible Hulk, Captain America, Punisher and Daredevil.

      The Company also acquired intangible assets associated with Marlon Distributors Ltd. and Prime Battery Products Limited acquisitions. All values or amounts have been temporarily allocated to goodwill while a management assesses how certain intangible assets should be valued.

The changes in goodwill during the quarter were as follows:

             Goodwill as at June 30, 2004                                      $ 2,855,597

             Added value associated with:

             - Marlon Distributors Ltd. acquisition                                304,753

             - Prime Battery Products Limited acquisition                          603,485

              Acquisition of further 5.7% of minority
             interest in Wireless Age Communications Ltd.                           85,564

             Goodwill as at September 30, 2004
                                                                               -----------
                                                                               $ 3,849,399
                                                                               ===========

Note 6 - Long-term debt

             Unsecured loan payable due to shareholder. Repayable on demand
             with no interest.                                                 $    92,233

             Note payable, secured by common shares of Wireless Canada, repayable in one instalment payment of $59,976 (CDN$80,000) on
             April 30, 2003 and the balance in monthly instalment payments of
             $8,430 (CDN$11,244) commencing June 1, 2003 including interest at
             6% per annum (principal CDN$244,123).                                 169,549

             Subordinated loan payable, unsecured, bearing interest at 12% per annum and repayable in monthly amounts of $5,935 (CDN$7,916)
             commencing May 31, 2003 (principal
             CDN$87,083).                                                           50,201

             Secured promissory note payable, bearing interest at 8% per
             annum and due and payable on September 30, 2004.                    2,330,000
                                                                               -----------
                                                                                 2,641,983
             Less: current portion:                                             (2,571,915)
                                                                               -----------
                                                                               $    70,068
                                                                               ===========

Note 7 - Non-Operating Interest Expense, Net

                                              ---------------------------------------------------------------
                                               Three months        Nine        Three months          Nine
                                                  ended        months ended       ended          months ended
                                               September 30,   September 30,  September 30,     September 30,
                                                   2004            2004            2003              2003
                                                   ----            ----            ----              ----
      Interest expense on secured
      promissory note payable                 $      46,983   $     138,086   $          --      $          --
      Amortization of financing fee on
      secured promissory note payable                26,667         133,334              --                 --
      Interest income on 8% convertible
      subordinated promissory notes of
      RELM Wireless (pledged as security
      to $2,330,000 promissory note)                (45,000)       (135,000)             --                 --
                                              -------------   -------------   -------------      -------------
                                              $      28,650   $     136,420   $          --      $          --
                                              =============   =============   =============      =============

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

      Overview

      We operate our business through several subsidiaries. Our subsidiary Wireless Age Communications Ltd., which we refer to as "Wireless Canada", is in the business of operating retail cellular and telecommunications outlets in cities in western Canada. We own 94% of Wireless Canada. (We acquired an additional 5.7% of Wireless Canada during the current quarter). In addition, we operate wholesale/distribution businesses through our wholly owned subsidiaries Wireless Source Distribution Ltd., that we refer to as "Wireless Source", Prime Wireless Corporation, that we refer to as "Prime Wireless", Prime Battery Products Limited, that we refer to as "Prime Battery", and Marlon Distributors Ltd, that we refer to as "Marlon". Wireless Source, Prime Wireless, Prime Battery and Marlon are in the business of distributing prepaid phone cards, wireless accessories and various battery and ancillary electronics products in Canada. We acquired Wireless Canada on October 8, 2002. We acquired Prime Wireless on March 13, 2003. We acquired Wireless Source on September 19, 2003. We acquired Marlon on July 30, 2004 and we acquired Prime Battery on September 16, 2004.

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

      Although the Company is operating exclusively in the wireless communications sector, it has taken steps over the last year to diversify operations so that not all of the Company's revenues are from retail operations. Management's efforts have resulted in approximately one-half of consolidated revenues arising from wholesale operations during the three month period ended September 30, 2004. The Company has entered into several agreements to further diversify operations that we expect to affect future results, please see the Recent Developments section elsewhere in this report.

      Results of operations

      For the three month period ended September 30, 2004 and 2003

      The Company earned net income of $4,432 during the three month period ended September 30, 2004 compared to net income of $55,822 in the comparative period a year ago. The current quarter's income results primarily from the non-cash cost ($20,938) of stock issued for consulting services provided and incremental non-operating financing costs of short term notes.

      Sales during the three month period ended September 30, 2004 were $3,884,137 up from $2,604,133 during the third quarter of fiscal 2003, representing a 49% increase in sales year over year. Sales of the retail business were $2,781,471 (representing a strong 32% increase during comparable periods year over year) and sales of combined wholesale business were $1,102,666 during the current quarter. Year over year wholesale business unit growth rates are not indicative of actual operations due to the timing of recent acquisitions.

      Sales of the retail business during the three month period ended September 30, 2004 and 2003 can be broken down into the following subcategories:

                                            2004            2003
                                            ----            ----
      Cellular hardware, radios and
      accessories                        $2,029,197      $1,468,042
      Activation commissions and
      residuals                             664,703         566,177
      Equipment rental                       87,571          77,205
                                         ----------      ----------
                                         $2,781,471      $2,111,424
                                         ==========      ==========

      Management opened a new retail outlet in Regina, Saskatchewan and its operating results are performing in accordance with management expectations thus far.

      Sales of the wholesale business during the current quarter were $1,102,666 and represent the sale of prepaid cellular cards, accessories, batteries (and other ancillary items) and commissions earned from selling Vertex-Standard two-way radios in Canada. The Company changed business strategy in the battery and ancillary electronics wholesale business unit during the first quarter of fiscal 2004. Management sub-licensed certain segments of the Canadian market to a related party for a two year period. In exchange the related party agreed to pay the Company a royalty and assumed substantially all of the operating costs effective January 2, 2004. The Company is pursuing other Canadian market segments but has not reached breakeven levels of sales which resulted in operating losses overall in the wholesale business segment during the current quarter.

      Gross profit during the three month period ended September 30, 2004 was $1,324,748 up from $1,127,684 during the third quarter of fiscal 2003. Gross profit as a percentage of sales was 35.5% during the three month period ended September 30, 2004, compared to 43.3% in the third quarter of fiscal 2003. The declining gross profit on a percentage of sales basis is the result of incrementally more of the Company's revenue derived from wholesale business year over year.

      Total expenses during the three month period ended September 30, 2004 were $1,287,202 a compared to $1,037,798 during the three month period ended September 30, 2003. The 24% increase in expenses is attributable to the incremental infrastructure costs incurred to ready the Company for future acquisitions, additional costs of the wholesale business units acquired thus far and the incremental costs of improved public company reporting and governance.

      Selling and administrative expenses increased from $944,159 during the three month period ended September 30, 2003 to $1,208,962 during the three month period ended September 30, 2004. Selling and administrative expenses during the three month period ended September 30, 2004 and 2003, included:

                                            2004          2003
                                            ----          ----
      Advertising and promotion          $   63,240      $ 11,003
      Bad debts                               3,050            --
      Bank charges and interest               9,551            --
      Corporate fees                         85,996            --
      Insurance, licenses and taxes          21,979         6,261
      Office and general                     54,494        34,358
      Professional fees                     127,574        81,887
      Rent                                   91,288        82,836
      Repairs and maintenance                 2,982         6,553
      Telephone and utilities                28,127        25,517
      Travel and automobile                  52,857        46,018
      Directors' fees                        21,000            --
      Management fees                       118,289       130,855
      Wages and benefits                    528,535       518,871
                                         ----------      --------
                                         $1,208,962      $944,159
                                         ==========      ========

      Corporate fees included $20,938 representing the amortized non-cash cost of 125,000 common shares issued for investor and public relations consulting services provided, costs of annual general meeting totaling $39,363 and additional reporting costs totaling approximately $25,695.

      Professional fees were $127,574 during the three month period ended September 30, 2004 compared to $81,887 during the three month period ended September 30, 2003.

      Management fees during the three month period ended September 30, 2004 included $118,289 paid to a related party for the corporate executive management services and compared to $130,855 during the three month period ended September 30, 2003.

      Travel and automobile costs were $52,857 during the three month period ended September 30, 2004 compared to $46,018 in the comparative period in the prior year. The increase is attributable to higher levels of travel associated with many of the Company's new business initiatives, some of which do not reach consummation stage.

      Wages and benefits include selling commissions which represents the majority of the increase in wage and benefit costs between the three month period ended September 30, 2004 versus 2003.

      Amortization expense during the three month period ended September 30, 2004 was $60,010 compared to $68,538 during the comparative period in the prior year. Amortization expense in the current quarter represents the continued amortization of the Company's capital and other assets acquired in acquisitions ($44,326) and the amortization of fair market value of the residual premiums acquired in the retail business unit acquisition ($15,684) which the Company is amortizing over five years.

      Interest expense totaled $18,230 during the quarter ended September 30, 2004 and $25,101 during the quarter ended September 30, 2003.

      Other expense totaled $33,114 during the three month period ended September 30, 2004 compared to other income of $7,385 in the comparative period in the prior year. The current quarter's other expense consisted of a foreign exchange loss of $2,532 arising from translation of Canadian dollar denominated liabilities translated to the home currency in a period of declining home currency values, miscellaneous expense of $1,932 and non-operating interest expense, net of $28,650. Other expenses during the three month period ended September 30, 2003 included foreign exchange translation losses of $2,885 offset by management fee income, from related parties prior the acquisition thereof, of $10,270.

      Non-operating interest expense included interest income of $45,000 on $2,250,000 8% convertible subordinated promissory notes of RELM Wireless Corporation offset by; 1) $26,667 financing fee associated with the short term promissory note issued to acquire the RELM notes and 2) interest expense of $46,983 on the short term promissory note.

      Basic and diluted earnings per share for the three month period ended September 30, 2004 and 2003 were less than $0.01.

      For the nine month period ended September 30, 2004 and 2003

      The Company recorded a loss of $161,875 during the nine month period ended September 30, 2004 compared to net income of $94,555 in the comparative period a year ago. The current period's loss primarily arises from incremental financing costs ($133,334) attributable to a bridge loan associated with the acquisition of RELM convertible subordinated promissory notes on December 31, 2003 and additional non-cash costs ($146,563) attributable to stock and warrants issued for investor relations consulting services provided which were not fully offset by operating divisional earnings.

      Sales during the nine month period ended September 30, 2004 were $10,433,515 up from $5,910,267 during the first three quarters of fiscal 2003, representing a 77% increase in sales year over year. Sales of the retail business were $7,240,148 (representing a 32% increase year over year) and sales of combined wholesale business were $3,193,367 during the current period. Substantially all of the business units generating wholesale sales (Wireless Source and A.C. Simmonds & Sons) were acquired during the third quarter of fiscal 2003 and therefore year over year wholesale business unit growth rates are generally meaningless.

      Sales of the retail business during the nine month period ended September 30, 2004 and 2003 can be broken down into the following subcategories:

                                            2004            2003
                                            ----            ----
      Cellular hardware, radios and
      accessories                        $5,242,475      $3,654,492
      Activation commissions and
      residuals                           1,818,489       1,565,175
      Equipment rental                      179,184         162,887
                                         ----------      ----------
                                         $7,240,148      $5,382,554
                                         ==========      ==========

      Management opened a new retail outlet in Regina, Saskatchewan and is pleased with the operating results thus far.

      Sales of the wholesale business during the current period were $3,193,367 and represent the sale of prepaid cellular cards, accessories, batteries (and other ancillary items) and commissions earned from selling Vertex-Standard two-way radios in Canada. The Company changed business strategy in the battery and ancillary electronics wholesale business unit during the first quarter of fiscal 2004. Management sub-licensed certain segments of the Canadian market to a related party for a two year period. In exchange the related party agreed to pay the Company a royalty and assumed substantially all of the operating costs effective January 2, 2004.

      Gross profit during the nine month period ended September 30, 2004 was $3,504,451 up from $2,762,828 during the first three quarters of fiscal 2003. Gross profit as a percentage of sales was 34.1% during the nine month period ended September 30, 2004, compared to 46.7% in the first three quarters of fiscal 2003. The declining gross profit on a percentage of sales basis is the result of incrementally more of the Company's revenue derived from wholesale business year over year. Approximately one half of the Company's revenues are now derived from wholesale operations, whereas in the previous year almost all of the revenues were derived from retail operations.

      Total expenses during the nine month period ended September 30, 2004 were $3,799,870 compared to $2,533,892 during the nine month period ended September 30, 2003. The 50% increase in expenses is attributable to the incremental infrastructure costs incurred to ready the Company for future acquisitions, additional costs of the wholesale business units acquired thus far and the incremental costs of improved public company reporting and governance.

      Selling and administrative expenses increased from $2,292,733 during the nine month period ended September 30, 2003 to $3,549,271 during the nine month period ended September 30, 2004. Selling and administrative expenses during the nine month period ended September 30, 2004 and 2003, included:

                                            2004            2003
                                            ----            ----
      Advertising and promotion          $  191,353      $  195,709
      Bad debts                              17,034          11,097
      Bank charges and interest               9,551              --
      Corporate fees                        243,662              --
      Insurance, licenses and taxes          51,533          22,454
      Office and general                    166,516          99,035
      Professional fees                     351,067         173,132
      Rent                                  264,178         230,518
      Repairs and maintenance                12,398          10,831
      Telephone and utilities                87,230          51,959
      Travel and automobile                 219,004         109,670
      Directors' fees                        41,000              --
      Management fees                       378,269         230,525
      Wages and benefits                  1,516,476       1,157,803
                                         ----------      ----------
                                         $3,549,271      $2,292,733
                                         ==========      ==========

      Corporate fees included $146,563 representing the amortized non-cash cost of common shares issued for investor and public relations consulting services provided during the nine month period ended September 30, 2004 compared to zero in the comparative period in the prior year.

      Professional fees were $351,067 during the nine month period ended September 30, 2004 compared to $173,132 during the nine month period ended September 30, 2003.

      Management fees during the nine month period ended September 30, 2004 included $378,269 paid to a related party for the corporate executive management services and compared to $230,525 during the nine month period ended September 30, 2003. Also included in management fees during the nine month period ended September 30, 2004 is $18,283 paid to a former director of the Company for consulting services provided (such services were terminated earlier in the year).

      Travel and automobile costs were $219,004 during the nine month period ended September 30, 2004 compared to $109,670 in the comparative period in the prior year. The increase is attributable to higher levels of travel associated with many of the Company's new business initiatives.

      Wages and benefits include selling commissions which represents the majority of the increase in wage and benefit costs between the nine month period ended September 30, 2004 versus 2003.

      Amortization expense during the nine month period ended September 30, 2004 was $174,610 compared to $184,216 during the comparative period in the prior year. Amortization expense in the current period represents the continued amortization of the Company's capital and other assets acquired in acquisitions ($143,242) and the amortization of fair market value of the residual premiums acquired in the retail business unit acquisition ($31,368) which the Company is amortizing over five years.

      Interest expense totaled $75,989 during the nine month period ended September 30, 2004 and $56,943 during the nine month period ended September 30, 2003.

      Other income totaled $135,079 during the nine month period ended September 30, 2004 compared to other expense of $34,347 in the comparative period in the prior year. The current period's other income consisted of a realized gain of $240,000 on the disposal of 6,000,000 Pivotal Self-Service Technologies Inc. common shares (proceeds of disposition $420,000 and a cost basis of $180,000), a realized gain on the sale of Globetech Ventures Corp. common shares of $33,845 (proceeds of disposition $37,640 and cost basis of $3,795), miscellaneous gains and losses on assets totaling a net gain of $1,749, a foreign exchange loss of $2,163, miscellaneous expense of $1,932 and non-operating interest expense, net of $136,420. Other expenses during the nine month period ended September 30, 2003 included foreign exchange translation losses of $74,981 partially offset by management fee income, from related parties prior the acquisition thereof, of $40,524.

      Non-operating interest expense included interest income of $135,000 on $2,250,000 8% convertible subordinated promissory notes of RELM Wireless Corporation offset by; 1) $133,334 financing fee associated with the short term promissory note issued to acquire the RELM notes and 2) interest expense of $138,086 on the short term promissory note.

      The loss per share for the nine month period ended September 30, 2004 was less than $0.01. Basic and full diluted earnings per share during the nine month period ended September 30, 2003 were less than $0.01.

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

      Financial Condition

      Total assets increased from $10,626,346 at June 30, 2004 to $12,995,330 at September 30, 2004. The increase is the result of the Company's acquisition of Marlon Distributors Ltd. and Prime Battery Products Limited.

      Current assets increased from $5,463,573 at June 30, 2004 to $6,795,585 at September 30, 2004. The increase is the result of increases in; 1) cash of $402,002, 2) accounts receivable of $457,114, 3) inventory of $228,238, 4) note receivable issued upon the sale of Marlon Recreational Products Ltd. of $329,080, 4) due from related parties of $47,239 and 5) prepaid expenses of $41,934.

      Net capital assets increased from $414,988 at June 30, 2004 to $433,260 at September 30, 2004. The increase is the result of the acquisitions completed by the Company during the third quarter. Intangible assets increased from $4,747,785 at June 30, 2004 to $5,726,985 at September 30, 2004 due to the
acquisitions. The Company has temporarily allocated all excess value to goodwill while it determines how best to value intangibles acquired.

      Total liabilities increased from $5,497,453 at June 30, 2004 to $5,882,432. The increase is also attributable the acquisition made by the Company in the current quarter.

      Current liabilities increased by $455,030 from $5,332,136 to $5,787,166 during the current quarter. The increase is the result of; 1) an increase of $517,497 in accounts payable and accrued liabilities, which was primarily the result of rising operating levels and acquisitions, 2) an increase in current portion of long term debt of $32,693, 3) an increase in customer deposits of $1,799, offset by a decrease in bank indebtedness of $96,959.

      Long term debt decreased from $116,455 at June 30, 2004 to $70,068. The reduction is the result of normal contracted repayments made during the quarter. Non-controlling interest, which represents the amount of net assets owed to the parties holding the remaining 6% of Wireless Age Canada, reduced from $48,862 to $25,198 as a result of the Company's acquisition of 5.7% of the minority interest at the end of the quarter.

      Stockholders' equity increased from $5,128,893 at June 30, 2004 to $7,112,898 during the current quarter. The increase is the result of:

1. 1,325,000 shares valued at $1,136,320 issued to acquire Marlon Distributors Ltd.,

2. 150,563 common shares issued valued at $184,969 to repay Marlon Distributors Ltd. shareholder loans,

3. 700,000 shares issuable valued at $491,750 to acquire Prime Battery Products Limited, which has been charged to common stock subscribed until the shares were issued subsequent to September 30, 2004,

4. 18,000 shares issuable for consulting services provided valued at $12,163, such services to be provided over a one year period,

5. 179,151 shares issuable for a 5.7% minority interest in Wireless Age Communications Ltd., and

6. A foreign exchange gain of $45,143 recorded in accumulated other comprehensive income, and

7.    The earnings of $4,432 during the quarter.

      Liquidity and Capital Resources

      As at September 30, 2004, the Company had current assets of $6,795,585 and current liabilities of $5,787,166, indicating working capital of $1,008,419 up from $131,437 at the beginning of the quarter. The Company's working capital ratio improved from 1.02 at the beginning of the period to 1.17 at the end. The Company's leverage ratio (defined as total liabilities divided by stockholders' equity) improved from 1.07 at the beginning of the quarter to 0.83 at the end.

      For the nine month period ended September 30, 2004, cash used in operating activities amounted to $558,530 primarily as a result of non cash items adjustments and various changes in operating assets and liabilities. Cash provided by investing activities during the nine month period ended September 30, 2004 amounted to $920,802 and primarily represented by cash and short term notes receivable acquired in the Marlon Distributors Ltd acquisition. Cash provided by financing activities during the nine month period ended September 30, 2004 amounted to $39,730 representing net decreases in bank indebtedness offset by increases in notes payable.

      The Company had $2,330,000 in bridge loans that were due and payable on September 30, 2004, however management was successful in arranging an extension of the repayment date to December 31, 2004. Management has been in discussions with several investment bankers to develop a strategy to bring financing to the Company. However, there can be no assurance that the Company will be able to conclude the financing on commercially acceptable terms.

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

      On October 29, 2004, the Company filed a registration statement on Form S-3 with respect to the sale of up to approximately 2.8 million shares of Common Stock by certain shareholders of the Company. The registration was not been declared effective as of November 15, 2004. The Company will not receive any of the proceeds from a sale of the shares by such selling stockholders.

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

      Item 3. Controls and Procedures.

      We maintain a system of disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended) that are designed to provide reasonable assurance that material information related to the Company, including our consolidated subsidiaries, is made known our Chief Executive Officer and our Chief Financial Officer on a regular basis. Our Board of Directors, operating through its Audit Committee, which is composed entirely of independent outside directors, provides oversight to our financial reporting process. Management has reviewed this system of disclosure controls and procedures as of November 1, 2004. The results of such evaluation were presented to the Audit Committee of the Board of Directors. On the basis of such evaluation, our CEO and CFO concluded there were no significant deficiencies or material weaknesses in the Company's disclosure controls and procedures and that the design and operation of these disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in SEC rules and forms.

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

Item 2. Changes in Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

      On July 30, 2004, the Company issued 1,325,000 shares of its common stock for all the issued and outstanding common shares of Marlon Distributors Ltd. The Company also issued 150,563 shares of its common stock to repay CAD$245,716 of shareholder loans made by the former shareholders of Marlon Distributors to Marlon Distributors. Pursuant to the terms of the purchase and sale agreement the Company undertook to file a registration statement with the SEC registering 50% of the common shares issued to acquire Marlon Distributors and all of the common shares issued to repay shareholder loans. The issuance of the foregoing securities by the Company was a private transaction made in reliance on Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

      None

Item 4. Submission of Matters to a Vote of Security Holders.

      None

Item 5. Other Information.

      None

Item 6. Exhibits and Reports on Form 8-K.

(a)   Exhibits.

      Exhibit 10.12 Share Purchase Agreement, dated July 30, 2004, among the Company and A. Bruce Cameron, E. Rose Steinke, Quasar Paging Ltd., Quasar Communications Ltd., Car-Jen Holdings Ltd., Thomas Communications Ltd., I. Toombs & Sons Homes Ltd., Clarence Knippel, Lydia Knippel, Alan Villett, and Robert C. King, incorporated by reference to Exhibit 99.1 filed under Form 8-K on August 16, 2004.

      Exhibit 10.13 Securities Purchase Agreement, dated as of August 26, 2004, by and among Infinity Capital Group, Inc. and Wireless Age Communications, Inc., et. al.

      Exhibit 10.14 Amendment No. 2 to the Note Purchase and Security Agreement between Wireless Age Communications, Inc. and Stacey Minichiello, dated as of September 30, 2004.

      Exhibit 10.15 Placement Agreement No. 2 among Wireless Age Communications and Robert Sim, Rosemary Sim and 101016305 Saskatchewan Ltd., dated as of September 30, 2004.

      Exhibit 10.16 Purchase and Sale Agreement, dated September 13, 2004, between Wireless Age Communications Inc. and Phantom Fiber Corporation regarding acquisition of the business of Prime Battery Products Limited.

      Exhibit 10.17 Management Services Agreement, dated October 1, 2004, by and between Azonic Corporation and Wireless Age Communications, Inc.

      Exhibit 10.18 Management Services Agreement, dated October 1, 2004 by and between Azonic Corporation and Simmonds Mercantile and Management Inc.

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

On August 16, 2004 we filed a Current Report on Form 8-K and under Item 2 reported the execution of the Share Purchase Agreement, dated July 30, 2004, among the Company and A. Bruce Cameron, E. Rose Steinke, Quasar Paging Ltd., Quasar Communications Ltd., Car-Jen Holdings Ltd., Thomas Communications Ltd.,
I. Toombs & Sons Homes Ltd., Clarence Knippel, Lydia Knippel, Alan Villett, and Robert C. King pursuant to which the Company acquired all of the issued and outstanding common shares of Marlon Distributors Ltd. and its wholly owned subsidiary Marlon Recreational Products Ltd.

On August 31, 2004 we filed a Current Report on Form 8-K and under Item 7.01 reported that the Company issued a press release announcing that as of August 30, 2004 the Company entered into a strategic partnership with Azonic Corporation to develop and market a disposable cellular phone.

On September 20, 2004 we filed a Current Report on Form 8-K and under Item 7.01 reported that the Company issued a press release announcing that as of September 16, 2004 Wireless Age Communications, Inc. acquired from Phantom Fiber Corporation all of the issued and outstanding common shares of Prime Battery Products Limited in exchange for 700,000 restricted shares of the Company's common stock with possible performance earn-out additional issuances.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


DATE: November 15, 2004            BY: /s/ John G. Simmonds
                                       ----------------------------
                                       John G. Simmonds
                                       Chairman/CEO/Director


DATE: November 15, 2004            BY: /s/ Gary N. Hokkanen
                                       ----------------------------
                                       Gary N. Hokkanen
                                       CFO