Form 10KSB/A
period 2003-12-31
WIRELESS AGE COMMUNICATIONS INC
filed 2005-02-08
CIK 1130131

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549

                                  FORM 10-KSB/A
                                (Amendment No. 1)

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

      For the fiscal year ended December 31, 2003

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from ___________ to ___________

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K SB |_|.

For the fiscal year ended December 31, 2003, the Company's revenues from continuing operations were $9,268,569.

Based on the closing high bid price on January 27, 2004 of $3.48 per share of common stock, as reported by the NASD's OTC Bulletin Board, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $50,310,895.

On December 31, 2003, the number of shares outstanding of the registrant's Common Stock was 19,574,104.

Transitional Small Business Disclosure Format (Check One): Yes |_| No |X|

                                     Part I

Item 1. Description of Business.

Our Business

      Our business operations primarily focus on provision of wireless telecommunications systems products and service solutions to wholesalers, distributors, retailers and end-users in Western Canada. Our current products and services include phone and data devices and accessories, land mobile radios, scanners and GPS receivers, power and battery supplies. We operate 10 retail stores, a corporate sales force, a rental center and service department focused on selling wireless solutions. We have significant business relationships with SaskTel, the leading full service communications company in Saskatchewan, and Manitoba Telecom Services, a full service communications company in Manitoba, Canada. Our presence in the cellular, land mobile radio, satellite, fixed wireless and battery solutions markets allow us to bundle a full spectrum of products at the distributor, wholesaler and retail level across Canada. We conduct our business through the following subsidiaries:

            o     Prime Wireless Corporation

            o     Wireless Source Distribution Ltd.

            o     Wireless Age Communications Ltd. (94% ownership)

            o     DB Sim Holdings Ltd.

            o     1588102 Ontario Inc.

Our Subsidiaries conduct the following business operations:

      o Wireless Age Communications Ltd. is in the business of operating retail cellular and telecommunications outlets in cities in Western Canada.

      o Wireless Source Distributions Ltd. has two operating divisions; (1) iMobile which distributes prepaid cellular phone cards in Saskatchewan and various cellular and land mobile radio accessories in Western Canada, and (2) A.C. Simmonds & Sons which distributes battery and flashlight products in Canada.

      o Prime Wireless Corporation is the Exclusive Representative of Vertex Standard U.S.A. Inc. in Canada. Vertex Standard manufactures land mobile radio products and accessories. Prime Wireless Corporation earns sales commissions from direct shipment from Vertex Standard in the United States of America to Canadian wholesale and retail distributors. Prime Wireless is also in the business of distributing prepaid phone cards, wireless accessories and various battery and ancillary electronics products in Canada.

      o Our subsidiaries DB Sim Holdings Ltd. and 1588102 Ontario Inc. are inactive and have no revenues or expenses.

      We acquired Wireless Age Communications Ltd. on October 8, 2002, Prime Wireless Corporation on March 13, 2003 and Wireless Source Distribution Ltd. on September 19, 2003.

The Company was incorporated in the State of Nevada on November 17, 2000 as Lennoc Ventures, Inc. On October 20, 2002, the Company changed its name to Wireless Age Communications, Inc. Prior to the acquisition of Wireless Age Communications, Ltd., the Company was a pre-exploration stage company and had an option to purchase a mining lease in the State of Utah, United States of America. This option agreement was in default and the Company terminated the lease. Consequently, the Company is no longer in the mineral and exploration business.

The Company has 77 employees of which 56 are full time.

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

Wireless Source Acquisition

On September 19, 2003, the Company closed the acquisition of Wireless Source. Wireless Source is a distributor of certain prepaid long distance telephone cards and certain ancillary communications accessory products. The Company acquired 50% of the issued and outstanding common shares of Wireless Source from 101016305 Saskatchewan Ltd. ("101016305 Saskatchewan") in exchange for 1,000,000 shares of the Company's common stock and the remaining 50% from Dallas L. Robinson in exchange for 1,000,000 preferred shares of a new wholly owned subsidiary of the Company called 1588102 Ontario Inc. ("1588102 Ontario"). The preferred shares of 1588102 Ontario are exchangeable into common shares of Wireless Age, on a one for one basis at anytime prior to September 19, 2008. 101016305 Saskatchewan is solely owned by Robert Sim who was a director of the Company, but resigned on January 18, 2004. Dallas L. Robinson is the President of Wireless Canada.

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

Thus far the Company has not met the share price requirements for an American Stock Exchange listing. At the time of preparation of the listing application, management believed that all qualitative factors had been met, however due to share price weakness during February and March certain quantitative levels no longer are met. As of the date of this report, the Company does not expect to satisfy the Exchange's listing requirements during the foreseeable future.

Item 2. Description of Property.

The executive offices of Wireless Age are located at 13980 Jane Street, King City, Ontario, Canada, L7B 3A8 (tel. 905-833-0808, fax 905-833-6942). The
executive offices, consisting of approximately 1,500 square feet, are rented on a month to month basis from King Stables which is solely owned by John G. Simmonds the Company's Chief Executive Officer. The Board of Directors of the Company determined that notwithstanding the related party nature of the transaction that the terms and conditions of the rent are fair and reasonable to Wireless Age compared to other reasonable office solutions for the company. Wireless Canada's and Wireless Source's offices are located at 1408 Broad Street, Regina, Saskatchewan, Canada, S4R 1Y9 (tel. 306-751-7720, fax 306-751-7726). The Wireless Canada and Wireless Source offices, consist of approximately 4,000 square feet and are leased until November 2005. A.C. Simmonds & Sons, a division of Wireless Source has a distribution facility at 180 Trower Road, Unit 18, Woodbridge, Ontario, Canada, L4L 8A6. The A.C. Simmonds & Sons facility occupies approximately 3,000 square feet and is leased until February 2005. Wireless Canada's retail operations consist of ten retail stores located in Saskatchewan and Manitoba, Canada. The following is a summary of the retail, warehouse and office locations:

     Address                                     Square Feet           Leased/Owned     Expiry of Lease
     -------                                     -----------           ------------     ---------------
     1408B Broad Street, Regina (office)               2,000           Leased           May 2006
     Unit 18, 180 Trowers Rd., Woodbridge,
     Ontario (warehouse)                               2,958           Leased           February 2005

     Retail:
     356 Albert St. N. Regina                            720           Leased           November 2003(1)
     2223 Victoria Ave. East, Regina                     675           Leased           October 2006
     1401 Broad Street, Regina                         3,996           Leased           November 2005
     4131 Rochdale Blvd., Regina                       1,240           Leased           February 2009
     2325 Preston Ave., Saskatoon                        403           Leased           September 2006
     300 Circle Dr., Saskatoon                         2,050           Leased           February 2008
     105-3393 Portage Ave. Winnipeg                    1,545           Leased           November 2008
     Unit 76, Cityplace, Winnipeg                        576           Leased           June 2005
     Unit 247-393 Portage Ave., Winnipeg                 777           Leased           October 2006
     Unit 241, Garden City Kiosk, Winnipeg               108           Leased           March 2004
     Unit 209, Garden City Center, Winnipeg            2,071           Leased           December 2008

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

-------------------------------------------------------
Quarter Ended                    High               Low
-------------------------------------------------------
 March 31, 2002                    --                --
-------------------------------------------------------
 June 30, 2002                     --                --
-------------------------------------------------------
 September 30, 2002                --                --
-------------------------------------------------------
 December 31, 2002              $5.03             $0.02
-------------------------------------------------------
 March 31, 2003                 $5.55             $4.95
-------------------------------------------------------
 June 30, 2003                  $5.60             $0.90
-------------------------------------------------------
 September 30, 2003             $2.25             $0.71
-------------------------------------------------------
 December 31, 2003              $4.95             $1.98
-------------------------------------------------------

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

Revenues during the twelve month period ended December 31, 2003 were $9,268,569 compared to $1,731,948 during the twelve month period ended December 31, 2002. Revenues of the Retail business were $7,604,776 and revenues of the Wholesale businesses were $1,663,793 during 2003. The Retail revenues are generated from 10 retail stores in Regina, Saskatoon and Winnipeg, Canada.

Revenues of Retail business during the twelve month period ended December 31, 2003 can be broken down into the following subcategories:

Cellular hardware, radios and accessories        $5,197,917
Activation Commissions and Residuals              2,156,747
Equipment Rental                                    250,112
                                                 ----------
Total Revenue                                    $7,604,776

Cellular hardware, radios and accessories sales are transaction based sales in the Company's retail stores. Activation commissions are earned when a customer enters one of our retails stores and contracts on a multi year basis with one of our carriers (SaskTel Mobility in the case of the province of Saskatchewan and Manitoba Telecom Service in the case of the province of Manitoba). The Company also receives residual payments from the carriers based on the cell phone usage of the client. Equipment rental revenue is generated when clients wish to rent two-way radios rather than purchasing.

Management believes that cell phone usage or acceptance will rise in Western Canada faster than other regions of Canada due to the historic lower levels of cell phone penetration in the west.

Revenues of the Wholesale businesses during 2003 were $1,663,793 and represent the sale of prepaid cellular cards, accessories, batteries (and other ancillary items) and commissions earned from selling Vertex-Standard two-way radios in Canada. Prepaid cellular cards and accessories sales totaled $1,098,095, battery sales and other ancillary products totaled $472,657 and two-way radio commissions were $93,041. The Company plans to aggressively grow the Wholesale business of the Company over the next several years, primarily through acquisitions.

Gross profit during the twelve month period ended December 31, 2003 was $3,857,497 compared to $656,550 in the comparative period in the prior year. Gross profit as a percentage of sales was 41.6% in 2003 and 37.9% in 2002. As the Wholesale businesses become a larger proportion of the overall business, the Company expects that gross profit as a percentage of revenue will decline. Wholesale business gross profits are generally less than the Retail business gross profits. Retail gross profits are higher because they are affected by residual payments received from carriers that do not have a direct cost of sale.

Total expenses during the twelve month period ended December 31, 2003 were $3,616,350 compared to $626,546 during the twelve month period ended December 31, 2002. Total expenses of the Company are expected to rise over the next few years as additional infrastructure is required for a relatively larger company. The bulk of the incremental costs will be employment costs of additional employees.

Selling and administrative expenses, during the twelve month period ended December 31, 2002 represented the operating costs of the Retail business for the period October 18 to December 31, 2002.

Selling and administrative expenses during the twelve month period ended December 31, 2003, included:

Management fees                       318,857
Advertising & Promotion               333,176
Bad debts                              60,803
Insurance, licenses and taxes          29,442
Office & general                      142,073
Professional fees                     474,406
Rent                                  317,436
Repairs & maintenance                  21,739
Telephone & Utilities                  86,405
Travel & Auto                         188,453
Wages & Benefits                    1,643,559
                                    ---------
Total                               3,616,350

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

Basic and diluted loss per share for the twelve month period ended December 31, 2003 was $0.01. Basic net loss per share was also $0.00 during the twelve month period ended December 31, 2002.

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

Intangibles, Goodwill and Other Assets

The Company regularly reviews all of its long-lived assets, including goodwill and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important that could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company's overall business, and significant negative industry or economic trends. When management determines that an impairment review is necessary based upon the existence of one or more of the above indicators of impairment, the Company measures any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model. Significant judgment is required in the development of projected cash flows for these purposes including assumptions regarding the appropriate level of aggregation of cash flows, their term and discount rate as well as the underlying forecasts of expected future revenue and expense. To the extent that events or circumstances cause assumptions to change, charges may be required which could be material.

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

Liquidity and Capital Resources

Based on the indirect method of reporting operating cash flows the Company makes the following comments on any material changes:

Accounts receivable - The $0.8 million decrease in accounts receivable can be attributed to more efficient business operations, increased collection efforts and better credit terms.

Inventory - The $0.9 million decrease in inventory levels can be attributed to more efficient business operations, increased focus on inventory turnover and closer review for obsolescence.

Accounts payable and accrued liabilities - The $2.1 million increase in accounts payable can be attributed to an increase in the business operations of the retail division, the acquisition of Wireless Source Distribution Ltd. and better credit terms with suppliers.

Additions to capital assets - The $0.3 million increase spending can be attributed to an increase in the business operations of the retail division and the acquisition of Wireless Source Distribution Ltd.

Purchase of marketable securities - The $1.87 million increase can be directly attributed to the purchase of the 8% convertible promissory note of RELM Wireless Corporation as described in Held to Maturity Investment section of Note 4 in the Notes to the Financial Statements.

Increase in long-term debt - The $1.8 million increase in long-term debt can be mostly attributed to the acquisition of a $1.93 million secured promissory note payable net of normal principal repayments made on other outstanding loans.

In addition to the cash flow fluctuations described above it should be noted that the company has limited access to the capital markets as it is listed only on the over-the-counter bulletin board market.

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

The Company's ability to ability to raise funds by issuing equity has since 2003 been severely diminished due to the depressed valuation of the Company' stock. Management believes that the Company still possesses the ability to issue common equity in private placements in order to provide additional liquidity. During the year ended December 31, 2003, the Company completed one private placement of 150,000 common shares and 150,000 warrants for net proceeds of $225,000. This private placement was done with three of the Company's four directors. The three directors were John G. Simmonds, Brian Usher-Jones and Ken Adelberg. Management also is confident that many of the future acquisitions will be completed utilizing primarily the Company's common stock. The Company is also trying to restructure its working capital financing into one combined facility administered closer to Company's executive offices in Toronto. Lastly, management is in discussions with investment bankers in order to develop a longer term relationship for purposes of future offerings of debt and equity.

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

                                             Total     Short-term    1-3 Years    4-5 Years
      Notes payable (principal portion)    2,537,947    2,286,862      251,085           --
      Note payable (interest portion)        191,388      154,400       36,988           --
                                           ---------    ---------    ---------    ---------
                                           2,729,335    2,441,262      288,072           --
      Premise lease                          729,202      236,863      492,339           --
                                           ---------    ---------    ---------    ---------
      Total cash obligations               3,458,537    2,678,125      780,412           --
                                           =========    =========    =========    =========

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

                       [LETTERHEAD OF TERRY AMISANO LTD.]

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


Vancouver, Canada                                      "AMISANO HANSON"
March 18, 2003                                         Chartered Accountants

                        WIRELESS AGE COMMUNICATIONS, INC.
                        (formerly Lennoc Ventures, Inc.)
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2003 and 2002
                             (Stated in US Dollars)

--------------------------------------------------------------------------------

                                       ASSETS                             2003                2002
                                                                          ----                ----
Current
   Receivables - Note 3                                              $  1,476,544       $    684,584
   Inventory                                                            1,385,069            447,686
   Investments - Note 4                                                 1,898,101                 --
   Prepaid expenses                                                       279,710             10,308
                                                                     ------------       ------------
                                                                        5,039,424          1,142,578

Due from related parties - Note 11                                             --             54,161
Capital assets - Note 5                                                   413,421            318,464
Intangible assets - Note 6                                              1,743,144            491,789
Goodwill - Note 6                                                       2,855,597                 --
                                                                     ------------       ------------
                                                                     $ 10,051,586       $  2,006,992
                                                                     ============       ============

                                   LIABILITIES
Current
   Bank indebtedness - Note 7                                        $     64,306       $    202,990
   Accounts payable and accrued liabilities - Notes 8                   2,670,817            587,336
   Income taxes payable                                                        --             38,175
   Customer deposits                                                        8,858              8,302
   Due to related parties - Note 11                                        73,723            130,239
   Current portion of long-term debt - Note 9                           2,286,862            333,038
   Current portion of obligations under capital lease - Note 10                --             17,036
                                                                     ------------       ------------
                                                                        5,104,566          1,317,116
Long-term debt - Note 9                                                   251,085            417,159
Non-controlling interest                                                   47,327             63,368
                                                                     ------------       ------------
                                                                        5,402,978          1,797,643
                                                                     ------------       ------------

                              STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value
   10,000,000 shares authorized, none outstanding                              --                 --
Common stock, $0.001 par value - Note 12
   100,000,000 shares authorized
   19,574,104 shares outstanding (2002: 15,304,105)                        19,574             15,304
Additional paid-in capital                                              4,741,850            272,308
Accumulated deficit                                                      (207,536)           (70,229)
Other comprehensive income                                                 94,720             (8,034)
                                                                     ------------       ------------
                                                                        4,648,608            209,349
                                                                     ------------       ------------
                                                                     $ 10,051,586       $  2,006,992
                                                                     ============       ============

                             SEE ACCOMPANYING NOTES

                        WIRELESS AGE COMMUNICATIONS, INC.
                        (formerly Lennoc Ventures, Inc.)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 for the years ended December 31, 2003 and 2002
                             (Stated in US Dollars)

--------------------------------------------------------------------------------

                                                                2003              2002
                                                                ----              ----
Sales:
   Products                                                $  7,111,822       $  1,267,573
   Activation commissions and residuals payments              2,156,747            464,375
                                                           ------------       ------------
                                                              9,268,569          1,731,948

Cost of goods sold - products                                 5,411,072          1,075,398
                                                           ------------       ------------
Gross profit                                                  3,857,497            656,550

Selling and administrative expenses                           3,616,350            626,546
Amortization                                                    249,223             69,174
Interest expense                                                100,294             25,596
                                                           ------------       ------------
Loss from operations                                           (108,370)           (64,766)
                                                           ------------       ------------
Other expenses (income)
   Foreign exchange losses (gains)                               84,951             (9,621)
   Loss on settlement of claim                                       --             13,432
   Gain on disposition of capital assets                             --            (34,460)
   Management fees                                              (39,973)           (25,477)
   Miscellaneous income                                              --             (5,874)
                                                           ------------       ------------
                                                                 44,978            (62,000)
                                                           ------------       ------------
Loss before income taxes and non-controlling interest          (153,348)            (2,766)

Income taxes - future                                                --             20,480
                                                           ------------       ------------
Loss before non-controlling interest                           (153,348)           (23,246)

Non-controlling interest                                         16,041              2,191
                                                           ------------       ------------
Loss for the year                                          $   (137,307)      $    (21,055)
                                                           ============       ============
Loss per share                                             $      (0.01)      $      (0.00)
                                                           ============       ============
Weighted average number of common shares outstanding         17,537,022         10,291,175
                                                           ============       ============

                             SEE ACCOMPANYING NOTES

                        WIRELESS AGE COMMUNICATIONS, INC.
                        (formerly Lennoc Ventures, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 for the years ended December 31, 2003 and 2002
                             (Stated in US Dollars)

--------------------------------------------------------------------------------

                                                                            2003             2002
                                                                            ----             ----
Operating Activities
   Net loss for the year                                               $  (137,307)      $   (21,055)
   Items not involving cash:
     Amortization                                                          249,223            69,174
     Gain on disposition of assets                                              --           (34,460)
     Foreign exchange loss                                                  84,951                --
     Warrants issued for consulting services provided                        7,612                --
     Common stock issued for consulting services provided                   88,200                --
     Future income taxes                                                        --            20,480
     Non-controlling interest                                              (16,041)           (2,191)
   Changes in operating assets and liabilities:
     Accounts receivable                                                  (791,960)         (183,198)
     Inventory                                                            (937,383)           76,421
     Prepaid expenses                                                     (269,402)            5,801
     Accounts payable and accrued liabilities                            2,090,787            23,700
     Income taxes payable                                                  (45,481)          (55,082)
     Customer deposits                                                         556            (2,100)
                                                                       -----------       -----------
Cash used in operating activities                                          323,755          (102,510)
                                                                       -----------       -----------
Investing Activities
   Additions to capital and other assets                                  (342,502)           (3,789)
   Proceeds on disposal of capital assets                                       --            45,342
   Bank indebtedness assumed on business combination                            --          (187,046)
   Purchase of marketable securities                                    (1,870,000)               --
                                                                       -----------       -----------
Cash provided by (used in) investing activities                         (2,212,502)         (145,493)
                                                                       -----------       -----------
Financing Activities
   Bank indebtedness                                                      (138,684)          202,990
   Increase in long-term debt and obligations under capital lease        1,804,786             5,349
   Increase in due to related parties                                       (2,355)           10,936
   Issuance of share capital                                               225,000            73,250
                                                                       -----------       -----------
Cash provided by financing activities                                    1,888,747           292,525
                                                                       -----------       -----------

Foreign exchange adjustment                                                     --           (44,522)
                                                                       -----------       -----------

Decrease in cash during the year                                                --                --

Cash, beginning of the year                                                     --                --
                                                                       -----------       -----------

Cash, end of the year                                                  $        --       $        --
                                                                       ===========       ===========

                             SEE ACCOMPANYING NOTES

The Company paid cash interest of $101,102 and $25,596 during fiscal years 2003 and 2002, respectively. Cash paid cash income taxes of nil and $37,290 during fiscal years 2003 and 2002, respectively.

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

During 2002:

The Company issued 2,979,105 shares of its common stock and assumed $500,867 in notes payable for an operating subsidiary having net assets at fair value of $690,234.

                             SEE ACCOMPANYING NOTES

                        WIRELESS AGE COMMUNICATIONS, INC.
                        (formerly Lennoc Ventures, Inc.)
           CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIENCY)
                 for the years ended December 31, 2003 and 2002
                             (Stated in US Dollars)

--------------------------------------------------------------------------------

                                                        Common Shares       Additional
                                                   ----------------------     Paid-in     Comprehensive
                                                   Number       Par Value     Capital        Income         Deficit         Total
                                                   ------       ---------     -------        ------         -------         -----
Balance, December 31, 2001                        5,000,000    $    5,000   $   20,000             --     $  (49,174)    $  (24,174)
Capital stock issued pursuant to an initial
 public offering - at $0.01                       7,325,000         7,325       65,925             --             --         73,250
Capital stock issued to acquire subsidiary        2,979,105         2,979      186,383             --             --        189,362
Foreign currency translation adjustment                  --            --           --         (8,034)            --         (8,034)
Net loss for the year                                    --            --           --             --        (21,055)       (21,055)
                                                 ----------    ----------   ----------     ----------     ----------     ----------
Balance, December 31, 2002                       15,304,105    $   15,304   $  272,308     $   (8,034)    $  (70,229)    $  209,349
                                                 ----------    ----------   ----------     ----------     ----------     ----------

Capital stock issued to acquire subsidiary        1,500,000         1,500      388,500             --             --        390,000
Capital stock issued to acquire trade-name        1,500,000         1,500      958,500             --             --        960,000
Capital stock issued to acquire subsidiary        1,000,000         1,000    2,739,000             --             --      2,740,000
Capital stock issued for consulting
 services provided                                  120,000           120      151,080             --             --        151,200
Capital stock and warrants issued in private
 placement                                          150,000           150      224,850             --             --        225,000
Warrants to purchase capital stock issued for
 consulting services provided                            --            --        7,612             --             --          7,612
Adjustment arising from unrealized marketable
 securities gain                                         --            --           --         24,244             --         24,244
Foreign currency translation adjustment                  --            --           --         78,510             --         78,510
Net loss for the year                                    --            --           --             --       (137,307)      (137,307)
                                                 ----------    ----------   ----------     ----------     ----------     ----------
Balance, December 31, 2003                       19,574,104    $   19,574   $4,741,850     $   94,720     $ (207,536)    $4,648,608
                                                 ==========    ==========   ==========     ==========     ==========     ==========

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

            Revenue Recognition

            The Company recognizes revenue from the sale of telecommunications equipment, accessories and other electronics products when the products are delivered and accepted by the customer. Activation commission fees earned from the telephone companies are recognized at the time of activation by the customer. Residual commission fees are recognized at the time they are received from the telephone company. The company earns co-op advertising dollars based on the amount of business it provides to the telephone companies. These are typically a matching reimbursement of pre-approved advertising, which must fairly represent the telephone companies and our company. The amounts incurred for advertising costs are expensed in the income statement as incurred. The amounts, which are approved as reimbursable to us by the telephone companies are set up as an amount receivable as incurred and the credit is offset against the expense in the income statement.

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

Note 3      Receivables

                                                        2003            2002
                                                        ----            ----

            Accounts receivable - trade             $   940,972     $   175,399
            Accrued receivables                         601,012         449,032
            Insurance proceeds receivable                    --          70,312
            Other                                            --           3,579
            Allowance for doubtful accounts             (65,440)        (13,738)
                                                    -----------     -----------
                                                    $ 1,476,544     $   684,584
                                                    ===========     ===========

            The Company includes co-op advertising amounts receivable from key suppliers within accrued receivables. Advertising costs are expensed as incurred and qualifying co-op advertising amounts are set up as receivables with an offsetting amount charged to advertising expense.

Note 4      Investments

            Available for Sale Securities

            In 2000, the Company acquired 18,100 common shares of Globetech Ventures Corp. (symbol - GTVCF), an entity publicly listed on OTCBB stock exchange for $61,514 (CAD$79,754) cash. The market value of these securities declined during 2000, 2001 and the Company recorded a loss on these securities. In 2003, the market value improved and subsequent to the end of the year the Company disposed of these securities for net proceeds of $38,255 (CAD$49,598). At December 31, 2003, the Company has valued these securities at $28,101 (CAD$36,431) based on a closing share price of $1.53 (CAD$2.0128) and accordingly has recorded an unrealized holding gain on marketable securities of $24,244 (CAD$31,432) in a separate component of stockholders' equity.

            Held to Maturity Investment

            On December 31, 2003, the Company acquired $1,700,000 in outstanding principal amount of 8% Convertible Promissory Notes of RELM Wireless Corporation a publicly traded entity listed on the NASD Over-the-Counter-Bulletin-Board for a cash payment of $1,870,000. The note matures on December 31, 2004 and is currently convertible into 904,255 shares of RELM's common stock. Upon conversion the Company would have a 9.2% ownership position in RELM. The note is pledged as security against a 8% Secured Promissory Note (note 9). The Company currently regards this investment as a held to maturity investment and has recorded the investment at cost. The fair value of this investment is not less than the book value.

Wireless Age Communications, Inc.
(formerly Lennoc Ventures, Inc.)
Notes to the Consolidated Financial Statements
December 31, 2003 and 2002
(Stated in US Dollars) - Page 14

--------------------------------------------------------------------------------

Note 5      Capital Assets

                                                                    2003                            2002
                                                  ------------------------------------------    ----------
                                                                 Accumulated
                                                     Cost        Amortization         Net           Net
                                                     ----        ------------         ---           ---
            Computer software                     $   32,757      $   23,786      $    8,971    $    8,769
            Equipment under capital lease            127,598          80,495          47,103        49,137
            Leasehold improvements                   537,304         377,633         159,671       171,247
            Office equipment                         240,233         127,957         112,266        64,317
            Rental equipment                         201,637         117,561          84,076        23,459
            Shop tools                                19,181          17,847           1,334         1,535
                                                  ----------      ----------      ----------    ----------
                                                  $1,158,700      $  745,279      $  413,421    $  318,464
                                                  ==========      ==========      ==========    ==========

Note 6      Intangible Assets and Goodwill

                                                                    2003                            2002
                                                  ------------------------------------------    ----------
                                                                 Accumulated
                                                     Cost        Amortization         Net           Net
                                                     ----        ------------         ---           ---
            Residual Premiums                     $  811,556      $  563,414      $  248,142    $  339,212
            MTS Agency Fee                           246,816          85,614         161,202       152,577
            Midland trade-name, Vertex
            Standard distribution and
            supply agreements                        284,500              --         284,500            --
            A.C. Simmonds & Sons trade-name,
            customer lists and relationships         288,300              --         288,300            --
            iMobile trade-name, customer
            lists and relationships                  761,000              --         761,000            --
            Goodwill                               2,855,597              --       2,855,597            --
                                                  ----------      ----------      ----------    ----------
                                                  $5,247,769      $  649,028      $4,598,741    $  491,789
                                                  ==========      ==========      ==========    ==========

            The acquisition of Wireless Age Communications Ltd. on October 8, 2002 created the residual premium and agency fee intangible assets. The residual premium is being amortized on a straight-line basis over 5 years and the agency fee is being amortized straight-line over 10 years. The remainder of the intangible assets including trade names, customer lists, supply agreements and goodwill are not being amortized, but are tested on an annual basis for impairment.

            For the intangible assets the amortization expense including adjustment required for the fluctuations in foreign exchange rates was as follows:

Wireless Age Communications, Inc.
(formerly Lennoc Ventures, Inc.)
Notes to the Consolidated Financial Statements
December 31, 2003 and 2002
(Stated in US Dollars) - Page 15

--------------------------------------------------------------------------------

                                                     2003
                                                     ----

            Residual premiums                      91,070
            Agency fee                             (8,625)
                                                  -------
                                                   82,445

            The estimated amortization expense for the subsequent five years is as follows:

                   2004                      92,037
                   2005                      92,037
                   2006                      85,581
                   2007                      69,868
                   2008                      22,845
                   2009+                     46,977
                                            -------
                                            409,345

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

Note 8      Accounts Payable and Accrued Liabilities

                                                            2003          2002
                                                            ----          ----

            Accounts payable - trade                    $2,408,069    $  440,624
            Employee benefits and taxes payable             11,102        16,870
            Vacation pay payable                            51,779        37,549
            Profit sharing payable                          77,130        34,187
            Accrued liabilities                            125,030        44,062
            Other                                            5,013        14,044
                                                        ----------    ----------
                                                        $2,678,123    $  587,336
                                                        ==========    ==========

Note 9      Long-term Debt

                                                                                      2003            2002
                                                                                      ----            ----
            Agency fee repayable in semi-annual payments of
             $24,681 (CDN$32,000) (principal CDN$136,320)
             including interest at 4.4% per annum, unsecured                      $   105,144     $   126,944

            Note payable in monthly payments of $6,427 (CDN$8,333) (principal
             CDN$133,333) plus interest at bank prime plus 2.5%
             per annum secured by assets of the company                               102,840              --

Wireless Age Communications, Inc.
(formerly Lennoc Ventures, Inc.)
Notes to the Consolidated Financial Statements
December 31, 2003 and 2002
(Stated in US Dollars) - Page 16

--------------------------------------------------------------------------------

            Note payable, secured by common shares of Wireless Canada, repayable in one instalment payment of $61,704 (CDN$80,000) on
             April 30, 2003 and the balance in monthly instalment payments of
             $8,672 (CDN$11,244) commencing June 1, 2003 including interest at
             6% per annum (principal CDN$303,223)                                     233,876         285,243

            Note payable, secured by common shares of Wireless Canada, non-interest bearing and repayable in monthly instalments of
             $10,945 (CDN$13,542) (principal CDN$ 80,749)                              62,282         154,480

            Note payable to a director of a subsidiary of the Company, unsecured, non-interest bearing and no specific terms of
             repayment                                                                     --          39,405

            Note payable to a company with a common director,
             unsecured, non-interest bearing and no specific terms of
             repayment                                                                     --          12,123

            Loan payable, unsecured, non-interest bearing and
             repayable in monthly instalments of $633 (CDN$1,000)                          --          11,712

            Subordinated loan payable, unsecured, bearing interest at 12% per annum and repayable in monthly amounts of $6,106 (CDN$7,916)
             commencing May 31, 2003 (principal CDN$134,585)                          103,805         120,290
            Secured  promissory  note  payable,  bearing  interest at 8% per
            annum and due and payable on June 30, 2004. (Note - 4)                  1,930,000              --
                                                                                  -----------     -----------
                                                                                    2,537,947         750,197
            Less:  current portion:                                                (2,286,862)       (333,038)
                                                                                  -----------     -----------
                                                                                  $   251,085     $   417,159
                                                                                  ===========     ===========

            The estimated principal repayments due in each of the next four years are as follows:

                       2004                           $  2,286,862
                       2005                                208,023
                       2006                                 43,062
                                                      ------------
                                                      $  2,537,947
                                                      ============

Wireless Age Communications, Inc.
(formerly Lennoc Ventures, Inc.)
Notes to the Consolidated Financial Statements
December 31, 2003 and 2002
(Stated in US Dollars) - Page 17

--------------------------------------------------------------------------------

Note 10     Obligations Under Capital Lease

                                                                               2003             2002
                                                                               ----             ----
            Obligation under capital lease to Teletech Financial
             Corporation in monthly payments of $1,212 including
             interest at 14.1%. Equipment is pledged as security            $      --        $   9,353

            Obligation under capital lease to Teletech Financial
             Corporation in monthly payments of $822 including
             interest at 15.8%. Equipment is pledged as security                   --            7,683
                                                                            ---------        ---------
                                                                            $      --        $  17,036
                                                                            =========        =========

Note 11     Due to/(from) Related Parties

                                                                               2003             2002
                                                                               ----             ----
            Amounts owing from companies with  common
             directors, unsecured, non-interest bearing with no
             specific terms of repayment                                    $ (27,347)       $  (9,181)

            Amounts owing from a director of a subsidiary of the
             Company, unsecured, non-interest bearing and with no
             specific terms of repayment                                           --          (44,980)

            Amounts owing to a director of a subsidiary of the
             Company, unsecured, non-interest bearing and due on
             demand                                                           101,070          130,239
                                                                            ---------        ---------
                                                                            $  73,723        $  76,078
                                                                            =========        =========

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

--------------------------------------------------------------------------------

            Warrants

            The following is a summary of warrant activity for 2003 and 2002:

                                                             Number of Shares to
                                                                Purchase under
                                                                   Warrants                Expiry Date
            Balance, December 31, 2001                                    --
            Issued                                                        --
            Exercised                                                     --
                                                                     -------
            Balance, December 31, 2002                                    --
                                                                     -------
            Issued                                                   250,000        Between September 30, 2005
                                                                                    and October 15, 2006
            Exercised                                                     --
                                                                     -------
            Balance, December 31, 2003                               250,000
                                                                     =======

            Warrants outstanding at December 31, 2003 are summarized as follows:

                   Number                Price            Year of Issue       Vesting Period         Term
                     100,000          $       2.00            2003              9 months(1)         2 years
                     150,000                  2.00            2003              Immediate           3 years
                     -------
                     250,000
                     =======

            (1) Vesting period is 33,333 exercisable on January 1, 2004, 66,666 on April 1, 2004 and 100,000 on July 1, 2004.

            Should all exercisable warrants as of December 31, 2003 be exercised, the total additional consideration available to the Company is $300,000. A maximum of 150,000 common shares would be issued.

            In 2003, warrants to purchase 150,000 common shares were issued pursuant to a private placement to three directors of the Company.

            Also during 2003, warrants to purchase 100,000 common shares were issued pursuant to a consulting agreement. Services provided under the agreement related to the issuance of the warrants were valued at $60,900 using the Black-Scholes option-pricing model with the following weighted average assumptions, dividend yield of 0%, expected volatility of 173%, risk free interest rate of 5% and expected life of 1.7 years. The Company is amortizing this cost over the life of the warrants and has expensed $7,612 as non-cash operating costs in 2003.

            Stock Options

            The Company does not have a Stock Option plan.

            1588102 Ontario Inc. Preferred Shares

Wireless Age Communications, Inc.
(formerly Lennoc Ventures, Inc.)
Notes to the Consolidated Financial Statements
December 31, 2003 and 2002
(Stated in US Dollars) - Page 19

--------------------------------------------------------------------------------

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

            b)    Premise Leases

                  The Company leases its premises under agreements requiring aggregate minimum payments over the next five years as follows:

                             2004                           $236,863
                             2005                            214,234
                             2006                            154,595
                             2007                            123,510
                             2008                                 --
                                                            --------
                                                            $729,202
                                                            ========

                  The Company's rent expense was as follows:

                             2002                           $ 56,768
                             2003                            317,436

            c)    Management Services Agreement

                  The Company is committed under a Management Services Agreement to pay $35,000 per month until April 30, 2004. The agreement automatically renews for a further 2-year period after the initial term, unless written notice is provided 60 days prior to April 30, 2004. Such notice was not provided.

Wireless Age Communications, Inc.
(formerly Lennoc Ventures, Inc.)
Notes to the Consolidated Financial Statements
December 31, 2003 and 2002
(Stated in US Dollars) - Page 20

--------------------------------------------------------------------------------

Note 14     Income Taxes

            The following table summarizes the significant components of the Company's deferred tax assets:

                                                                        2003           2002
                                                                        ----           ----
            Deferred Tax Assets
              Non-capital loss carryforward                          $ 110,000      $   7,768
              Capital assets - temporary timing difference             (20,000)       (11,521)
              Other assets - temporary timing difference                56,000         13,894
                                                                     ---------      ---------
            Gross deferred tax assets                                  146,000         10,141
            Valuation allowance for deferred tax asset                (146,000)       (10,141)
                                                                     ---------      ---------
                                                                     $      --      $      --
                                                                     =========      =========

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

Note 15     Related Party Transactions

            During the years ended December 31, 2003 and 2002, the Company incurred the following expenses charged by directors of the Company and its subsidiaries and companies with common directors (all of which have been included in the statement of operations):

                                                                        2003            2002
                                                                        ----            ----
            Sales                                                    $    15,490    $    22,698
            Management fees                                               39,973         25,477
                                                                     -----------    -----------
                                                                     $    55,463    $    48,175
                                                                     ===========    ===========

            Cost of goods sold                                       $   523,793    $   114,927
            Management fees                                              343,823         30,000
            Wages and benefits                                            65,184         37,440
            Travel & Meals                                                25,383             --
            Rent                                                           5,353             --
                                                                     -----------    -----------
                                                                     $   963,536    $   182,367
                                                                     ===========    ===========

Wireless Age Communications, Inc.
(formerly Lennoc Ventures, Inc.)
Notes to the Consolidated Financial Statements
December 31, 2003 and 2002
(Stated in US Dollars) - Page 21

--------------------------------------------------------------------------------

            The Company pays rent on a month to month basis to King Stables which is solely owned by the Company's Chief Executive Officer.

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

            The business combination is accounted for using the purchase method. The fair value of the assets and liabilities acquired are as follows:

            Current assets                                            $1,070,369
            Capital assets                                               364,062
            Residual premiums                                            375,416
            Agency agreement                                             160,921
                                                                      ----------
                                                                       1,970,768
            Current liabilities                                        1,127,668
            Long-term debt                                                87,307
                                                                      ----------
                                                                         755,793
            Less:  non-controlling interest                               65,559
                                                                      ----------
            Net assets acquired at fair values                        $  690,234
                                                                      ==========

            Total consideration
               Notes payable                                          $  500,867
               2,979,105 common shares                                   189,367
                                                                      ----------
                                                                      $  690,234
                                                                      ==========

            The fair value of the common shares issued was based on an independent appraisal of Wireless Canada. Included in the fair value is the total amount of $313,681, assigned to residual premiums at the date of acquisition. The residual premiums have a definite life and are being amortized over 5 years, on a straight-line basis.

Wireless Age Communications, Inc.
(formerly Lennoc Ventures, Inc.)
Notes to the Consolidated Financial Statements
December 31, 2003 and 2002
(Stated in US Dollars) - Page 22

--------------------------------------------------------------------------------

            Prime Wireless Corporation

            On March 13, 2003, the Company acquired all of the issued and outstanding shares of Prime Wireless Corporation in exchange for 1,500,000 shares of the Company's common stock. The consolidated financial statements include the operating results of Prime Wireless from the date of acquisition, March 13, 2003. Prime Wireless is the exclusive Vertex Standard two-way radio representative in Canada and also owns the Midland trademark for use of promoting and selling Midland brand land mobile radios in certain territories of the world outside of Canada and the United States. The Company plans to aggressively grow the Vertex Standard distribution business in Canada.

            The aggregate purchase price was $390,000 representing 1,500,000 common shares. The market for the Company's common stock was illiquid at the time of the acquisition and the transaction was valued based on a valuation of the Vertex Standard representative agreement, which has an indefinite live, and management's assessment of how they could improve the business unit's performance in the future.

            The business combination is accounted for using the purchase method. The fair value of the assets and liabilities acquired are as follows:

            Current assets                                              $ 14,382
            Capital assets                                                 1,131
            Intangible assets                                            284,500
            Goodwill                                                     111,337
                                                                        --------
                                                                         411,350
            Current liabilities                                           21,350
                                                                        --------
            Net assets acquired at fair values                          $390,000
                                                                        ========
            Total consideration
               1,500,000 common shares                                  $390,000
                                                                        ========

            Included in the fair value is the total amount of $395,837, of which $284,500 has been assigned to intangible assets that are not subject to amortization and represents mainly the Vertex Standard Agreement, customer lists, certain non-contractual customer and supplier relationships. The Company did not assign any value to intangible assets subject to amortization

            The $111,337 of goodwill was assigned to the Wholesale segment. The Company expects to deduct 100% of this amount for tax purposes.

Wireless Age Communications, Inc.
(formerly Lennoc Ventures, Inc.)
Notes to the Consolidated Financial Statements
December 31, 2003 and 2002
(Stated in US Dollars) - Page 23

--------------------------------------------------------------------------------

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

            Wireless Source distributes prepaid phone cards and accessories in Western Canada. As a result of the acquisition, the Company expects to further diversify the operations of the Company by growing the wholesale segment.

            As total consideration the Company issued 1,000,000 shares of the Company's common stock and 1,000,000 preferred shares of 1588102 Ontario valued at $2,740,000. The common shares issued and issuable under the exchange privileges of the preferred shares were valued at the closing market price of the Company's common stock on date of acquisition, less a 33% discount due to the trading restrictions on the stock. The consolidated financial statements include the operating results of Wireless Source from September 1, 2003.

            The business combination is accounted for using the purchase method. The fair value of the assets and liabilities acquired are as follows:

            Current assets                                            $  885,869
            Capital assets                                                 9,301
            Intangible assets                                            761,000
            Goodwill                                                   2,072,560
                                                                      ----------
                                                                       3,728,730
            Current liabilities                                          988,730
                                                                      ----------
            Net assets acquired at fair values                        $2,740,000
                                                                      ==========
            Total consideration
               1,000,000 common shares and 1,000,000 preferred
               shares of 1588102 Ontario Inc.                         $2,740,000
                                                                      ==========

Wireless Age Communications, Inc.
(formerly Lennoc Ventures, Inc.)
Notes to the Consolidated Financial Statements
December 31, 2003 and 2002
(Stated in US Dollars) - Page 24

--------------------------------------------------------------------------------

            Included in the fair value is the total amount of $2,833,560, of which $761,000 has been assigned to intangible assets that are not subject to amortization and represents mainly customer lists, certain non-contractual customer and supplier relationships and the iMobile trade-name in Canada. The Company did not assign any value to intangible assets subject to amortization.

            The $2,072,560 of goodwill was assigned to the wholesale segment. The Company expects to deduct 100% of this amount for tax purposes.

            A.C. Simmonds & Sons Trade-Name

            On July 2, 2003, the Company acquired all of the current lines of business operated by a related party (a sibling of an officer and director of the Company) under the tradename A.C. Simmonds & Sons in exchange for 1,500,000 shares of the Company's common stock. The A.C. Simmonds & Sons lines of business consist primarily of the sale of electronics products to certain customers and clients. The acquisition was also intended to further diversify the operations of the business and grow the wholesale segment. Since July 2, 2003, and in anticipation of the acquisition of Wireless Source, the Company operated the A.C. Simmonds & Sons Business through financing from Wireless Source, and, upon the Company's acquisition of Wireless Source on September 19, 2003, the A.C. Simmonds & Sons Business became a division of Wireless Source.

            The total consideration paid for the assets acquired was $960,000 and represented the value of 1,500,000 common shares. The value of the shares was determined based on a 33% discount off the closing share trading price on the date of acquisition. The discount is intended to reflect the share trading restrictions placed on the stock.

            The business combination is accounted for using the purchase method. The fair value of the assets and liabilities acquired are as follows:

            Intangible asset                                         $288,300
            Goodwill                                                  671,700
                                                                     --------
            Net assets acquired at fair values                       $960,000
                                                                     ========
            Total consideration
               1,500,000 common shares                               $960,000
                                                                     ========

            The excess of the purchase price over the net assets acquired has been allocated to an intangible asset not subject to amortization primarily representing the Canadian battery customer lists in the amount of $288,300. The Company did not assign any value to intangible assets that are subject to amortization. The $671,700 of goodwill was assigned to the wholesale segment. The Company expects to deduct 100% of this amount for tax purposes.

Wireless Age Communications, Inc.
(formerly Lennoc Ventures, Inc.)
Notes to the Consolidated Financial Statements
December 31, 2003 and 2002
(Stated in US Dollars) - Page 25

--------------------------------------------------------------------------------

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

                                                                               2003             2002
                                                                               ----             ----
            Accounts receivable
              SaskTel                                                      $    398,208     $    262,540
              MTS                                                               161,634          164,333
                                                                           ------------     ------------
                                                                           $    559,842     $    426,873
                                                                           ============     ============

            Revenue
              SaskTel                                                      $  2,496,172     $    473,317
              MTS                                                             1,489,117          308,371
                                                                           ------------     ------------
                                                                           $  3,985,289     $    781,688
                                                                           ============     ============

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

                                                                               2003             2002
                                                                               ----             ----
            Revenues
              Retail - sale of tangible products                           $  5,448,029     $  1,267,573
              Retail - activation commissions and residual payments           2,156,747          464,375
              Wholesale - sale of tangible products                           1,740,989               --
              Elimination of inter-segment revenues                             (77,196)              --
                                                                           ------------     ------------
            Consolidated revenues                                          $  9,268,569     $  1,731,948
                                                                           ============     ============

            Profit or Loss
              Retail                                                       $    669,264     $     49,730
              Wholesale                                                        (117,869)              --
            Unallocated amounts:
              Corporate costs (including related party management fees)        (704,743)         (72,976)
              Non-controlling interest                                           16,041            2,191
                                                                           ------------     ------------
            Consolidated loss                                              $   (137,307)    $    (21,055)
                                                                           ============     ============

            Assets
              Retail                                                       $  2,566,450     $  1,708,658
              Wholesale                                                         899,246               --
              Retail intangible assets                                          409,344               --
              Wholesale intangible assets                                     4,189,397               --
              Unallocated corporate assets                                    1,987,149          298,344
                                                                           ------------     ------------
            Consolidated assets                                            $ 10,051,586     $  2,006,992
                                                                           ============     ============

Wireless Age Communications, Inc.
(formerly Lennoc Ventures, Inc.)
Notes to the Consolidated Financial Statements
December 31, 2003 and 2002
(Stated in US Dollars) - Page 26

--------------------------------------------------------------------------------

Note 19     New Accounting Standards

            Management does not believe that any recently issued, but not yet effective accounting standards if currently adopted could have a material effect on the accompanying financial statements.

Note 20     Subsequent Events

            Disposal of Marketable Securities

            On January 16, 2004, the Company disposed of 18,100 shares of Globetech Ventures Corp. (symbol - GTVCF) for net proceeds of $37,640 (CAD$49,591) and recorded a gain on marketable securities of $33,845 (CAD$44,591).

            Acquisition of Additional RELM Promissory Notes

            On February 5, 2004, the Company acquired an additional $550,000 in outstanding principal of 8% Convertible Subordinated Promissory Notes of RELM Wireless Corporation (Note 4). The notes mature on December 31, 2004 and together with the $1,700,000 note acquired on December 31, 2003 are convertible into 1,196,808 common shares of RELM which would represent an 11.7% ownership position in RELM. The additional notes have been pledged as security for an 8% Secured Promissory Note Payable (Note 9).

            Increase in Secured Promissory Note Payable

            On January 21, 2004, the Company borrowed an additional $400,000 under an 8% Secured Promissory Note for working capital purposes. The note was initially drawn in the amount of $1,930,000 on December 31, 2003 and was increased to $2,330,000.

Wireless Age Communications, Inc.
(formerly Lennoc Ventures, Inc.)
Notes to the Consolidated Financial Statements
December 31, 2003 and 2002
(Stated in US Dollars) - Page 27

--------------------------------------------------------------------------------

Note 21     Proforma Information

            The Company's historical statements of operations include the results of Prime Wireless and Wireless Source (including the A.C. Simmonds operating division) subsequent to the acquisition dates of March 13, 2003 and September 19, 2003, respectively. In addition the financial statements include the acquisition of the RELM 8% subordinated promissory note on December 31, 2003. The following unaudited pro forma financial information for the year ended December 31, 2003 presents the consolidated results of the Company as if the acquisitions of Prime Wireless, Wireless Source and the RELM note had occurred at the beginning of 2002. This unaudited pro forma information for the year ended December 31, 2003 is not intended to be indicative of future operating results.

                                                         2003             2002
                                                         ----             ----

              Revenues                               $11,852,558     $ 7,056,327
                                                     -----------     -----------
              Net loss                               $  (190,762)    $    16,384
                                                     ===========     ===========
            Loss per share:
              Basic loss per share                   $     (0.01)    $      0.00
              Fully diluted loss per share           $     (0.01)    $      0.00

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

            Exhibit 10.9 Note Purchase and Security Agreement by and between the Registrant and Stacey Minichiello dated December 31, 2003. *

            Exhibit 10.22 Form of Management Services Agreement, dated as of May 1, 2003, by and between the Company and Simmonds Capital Limited. *

            Exhibit 31.1 Section 302 Certification of the Chief Executive Officer.*

            Exhibit 31.2 Section 302 Certification of the Chief Financial Officer. *

            Exhibit 32.1 Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C.
                            Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

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

Date: February 4, 2005

                        WIRELESS AGE COMMUNICATIONS, INC.

                   By:


                        /s/ John G. Simmonds
                        ----------------------------------------
                            John G. Simmonds, CEO

      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Name                         Title                         Date
           ----                         -----                         ----


/s/ John G. Simmonds
------------------------
    John G. Simmonds            Chairman/CEO/Director           February 4, 2005
                             (principal executive officer)


/s/ Brian Usher-Jones
------------------------
    Brian Usher-Jones                  Director                 February 4, 2005


/s/ Kenneth Adelberg
------------------------
    Kenneth Adelberg                   Director                 February 4, 2005


/s/ Gary N. Hokkanen
------------------------
    Gary N. Hokkanen                     CFO                    February 4, 2005
                             (principal accounting officer)