Form 10QSB/A
period 2004-03-31
WIRELESS AGE COMMUNICATIONS INC
filed 2005-02-08
CIK 1130131

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549

                                   FORM 10-QSB/A
                                  Amendment No. 1

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

                        WIRELESS AGE COMMUNICATIONS, INC.

                                      INDEX

PART I   FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements (unaudited)
                Condensed Consolidated Balance Sheet.............................................   3
                Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)..   4
                Condensed Consolidated Statements of Stockholders' Equity........................   5
                Condensed Consolidated Statements of Cash Flows..................................   7
                Notes to Condensed Consolidated Financial Statements.............................   8

Item 2.  Management's Discussion and Analysis or Plan of Operation...............................  16

Item 3.  Controls and Procedures.................................................................  23

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.......................................................................  24

Item 2.  Change in Securities and Use of Proceeds................................................  24

Item 3.  Defaults Upon Senior Securities.........................................................  24

Item 4.  Submission of Matters to a Vote of Security Holders.....................................  24

Item 5.  Other Information.......................................................................  24

Item 6.  Exhibits and Reports on Form 8-K........................................................  25
                   A)  Exhibit Schedule
                   B)  Reports Filed on Form 8-K

Signatures.......................................................................................  26

                          PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

                        WIRELESS AGE COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2004
                                   (UNAUDITED)


ASSETS

Current Assets:
    Receivables                                                                                         $ 1,164,953
    Inventory                                                                                             1,298,577
    Investments (note 4)                                                                                  2,600,000
    Prepaid expenses                                                                                        240,813
--------------------------------------------------------------------------------------------------------------------
                                                                                                          5,304,343
--------------------------------------------------------------------------------------------------------------------

Capital assets, net of accumulated amortization of $785,306                                                 384,080
Intangible assets and goodwill (note 5)                                                                   4,777,023
--------------------------------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                                            $10,465,446
====================================================================================================================

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
    Bank indebtedness                                                                                   $   484,135
    Accounts payable and accrued liabilities                                                              1,790,859
     Customer deposits                                                                                       17,354
     Due to related parties                                                                                 352,042
     Current portion of long-term debt (note 6)                                                           2,578,059
--------------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                                 5,222,449

Long-term debt (note 6)                                                                                     154,637
Non-controlling interest                                                                                     48,862
--------------------------------------------------------------------------------------------------------------------
Total liabilities                                                                                         5,425,948
--------------------------------------------------------------------------------------------------------------------

Stockholders' equity

   Preferred stock, $0.001 par value, 10,000,000 shares authorized, No
      shares issued and outstanding                                                                              --
   Common stock, $.001 par value, 100,000,000 shares authorized,
      20,986,604 shares issued and outstanding at March 31, 2004                                             20,986
   Additional paid-in capital                                                                             5,292,976
   Common stock subscribed                                                                                  125,625
   Accumulated deficit                                                                                    (465,477)
   Accumulated other comprehensive income                                                                    65,388
--------------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                                5,039,498
====================================================================================================================
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                              $10,465,446
====================================================================================================================

                 See accompanying notes to financial statements.

                        WIRELESS AGE COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                                                                 Three Months Ended
                                                                                                      March 31,
                                                                                                   2004           2003
-----------------------------------------------------------------------------------------------------------------------

Sales                                                                                        $2,956,862     $1,408,824

Cost of goods sold                                                                            1,968,177        700,704
-----------------------------------------------------------------------------------------------------------------------

Gross profit                                                                                    988,685        708,120
-----------------------------------------------------------------------------------------------------------------------

Expenses:
    Selling and administrative expenses                                                       1,116,819        572,557
    Amortization                                                                                 55,711         55,200
    Interest                                                                                     29,128         13,984
-----------------------------------------------------------------------------------------------------------------------
Total expenses                                                                                1,201,658        641,741

-----------------------------------------------------------------------------------------------------------------------
Income (loss) from operations                                                                 (212,973)         66,379
-----------------------------------------------------------------------------------------------------------------------

Other (income) expenses
    Gain on disposal of marketable securities                                                  (33,845)             --
    Non-operating interest expense, net (note 7)                                                 79,631             --
    Foreign exchange loss (gain)                                                                (2,353)         36,749
    Management fee income                                                                            --       (14,724)
-----------------------------------------------------------------------------------------------------------------------
                                                                                                 43,433         22,025
-----------------------------------------------------------------------------------------------------------------------

Income (loss) before income taxes
   and non-controlling interest                                                               (256,406)         44,354

    Income taxes                                                                                     --         23,714
-----------------------------------------------------------------------------------------------------------------------

Income (loss) before non-controlling interest                                                 (256,406)         20,640

    Non-controlling interest                                                                    (1,535)        (1,339)
-----------------------------------------------------------------------------------------------------------------------

Net income (loss)                                                                            $(257,941)     $   19,301
=======================================================================================================================
Basic earnings (loss) per share of common stock:
Weighted average number of common shares outstanding                                         20,613,687     15,554,105
      Basic earnings (loss) per share                                                         $(0.0125)        $0.0012
Diluted earnings (loss) per share of common stock:
Weighted average number of common shares outstanding                                         20,797,020     15,554,105
      Diluted earnings (loss) per share                                                              --        $0.0012

Comprehensive Income (Loss)

Net income (loss)                                                                            $(257,941)     $   19,301
Other comprehensive income (loss):
Foreign exchange translation gain (loss)                                                        (5,088)         32,852
-----------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                                                                  $(263,029)     $   52,153
-----------------------------------------------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                        WIRELESS AGE COMMUNICATIONS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                 Common Stock
                         ---------------------------                                           Accumulated
                                                       Common     Additional                      Other           Total
                                                        Stock       Paid-in    Accumulated    Comprehensive   Stockholders'
                           Shares          Amount    Subscribed     Capital      Deficit         Income          Equity
----------------------------------------------------------------------------------------------------------------------------
Balance, December 31,
   2002                   15,304,105      $  15,304           --     272,308      (70,229)       (8,034)           209,349
Issuance of common
   stock for acquisition   1,500,000          1,500           --     388,500           --            --            390,000

Adjustment arising
   from foreign exchange
   translation gain                                                                              32,852             32,852

Net income for the
   three month period
   ended March 31, 2003           --             --           --          --       19,301            --             19,301

                         ------------     ---------- ------------ ------------ ------------- ---------------- --------------
Balance, March 31, 2003   16,804,105      $  16,804           --     660,808      (50,928)       24,818            651,502
                         ------------     ---------- ------------ ------------ ------------- ---------------- --------------

                 See accompanying notes to financial statements.

                        WIRELESS AGE COMMUNICATIONS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                    Common Stock                                                 Accumulated
                           ---------------------------  Common      Additional                     Other           Total
                                                         Stock       Paid-in     Accumulated   Comprehensive   Stockholders'
                             Shares          Amount    Subscribed    Capital       Deficit         Income          Equity
-------------------------------------------------------------------------------------------------------------------------------
Balance, December 31,
   2003                     19,574,104      $  19,574           --    4,741,850     (207,536)       94,720         4,648,608

Issuance of common
   stock for retraction
   of preferred stock of
   wholly owned
   subsidiary                1,000,000          1,000           --      (1,000)           --            --                --

Issuance of common
   stock to acquire
   investments                 412,500            412           --      549,588           --            --           550,000

Adjustment arising
   from common stock
   issuable for
   consulting services
   provided                         --             --      125,625           --           --            --           125,625

Adjustment arising
   from warrants issued
   for consulting
   services provided                --             --           --        2,538           --            --             2,538

Adjustment arising
   from disposal of
   marketable securities            --             --           --           --           --       (24,244)         (24,244)

Adjustment arising
   from foreign
   exchange translation
   loss                                                                                             (5,088)          (5,088)

Net loss for the
   three month period
   ended March 31, 2004             --             --           --           --     (257,941)           --         (257,941)
-------------------------------------------------------------------------------------------------------------------------------
Balance, March 31,
   2004                     20,986,604      $  20,986      125,625    5,292,976     (465,477)       65,388         5,039,498
===============================================================================================================================

                 See accompanying notes to financial statements.

                        WIRELESS AGE COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                             Three Months Ended
                                                                                                   March 31,
                                                                                                 2004         2003
-------------------------------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATIONS
    Net income (loss)                                                                      $(257,941)      $19,301
    Adjustments to reconcile net loss
      to net cash provided by (used in) operating activities:
                 Amortization                                                                  55,711       55,200
                 Foreign exchange (gain) loss                                                 (2,353)       36,749
                 Gain on disposal of marketable securities                                   (33,845)           --
                 Non-controlling interest share of income                                       1,535        1,339
     Changes in working capital accounts:
                 Accounts receivable                                                          311,591      158,656
                 Inventory                                                                     10,232     (72,029)
                 Prepaid expenses                                                              38,897        (424)
                 Accounts payable and accrued liabilities                                   (872,174)    (157,520)
                 Income taxes payable                                                              --        9,772
                 Due to related parties                                                        98,319       49,804
                 Customer deposits                                                              8,496        4,207
-------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                                         (641,532)      105,055
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
          Proceeds on disposal of marketable securities                                        37,640           --
          Additions to capital assets                                                        (10,686)     (50,774)
-------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities:                                           26,954     (50,774)
-------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
          Increase (decrease) in bank indebtedness                                            419,829     (51,990)
          Increase (decrease) in long-term debt and
             obligations under capital leases                                                 194,749      (2,291)
-------------------------------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities:                                          614,578     (54,281)
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
Increase in cash                                                                                    0            0
===================================================================================================================
CASH, beginning of period                                                                           0            0
===================================================================================================================
CASH, end of period                                                                            $    0       $    0
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

NOTE 5 - INTANGIBLE ASSETS & GOODWILL

                                              ----------------------------------------------
                                                                Accumulated
                                                   Cost        Amortization         Net
                                              -------------   -------------    -------------
         Residual Premiums                    $     805,940   $     575,000    $     230,940
         MTS Agency Fee                             244,032          90,749          153,283
         Midland trade-name, Vertex
         Standard distribution and supply
           agreements                               284,500              --          284,500
         A.C. Simmonds & Sons trade-name,
           customer lists and relationships         364,560              --          364,560
         Marvel license                             127,143              --          127,143
         iMobile trade-name, customer lists
           and relationships                        761,000              --          761,000
         Goodwill                                 2,855,597              --        2,855,597
                                              -------------   -------------    -------------
                                              $   5,442,772   $     665,749    $   4,777,023
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

NOTE 6 - LONG-TERM DEBT

             Agency fee repayable in semi-annual payments of
             $24,403 (CDN$32,000) (principal CDN$103,204)
             including interest at 4.4% per annum, unsecured.                  $       78,703

             Note payable, secured by common shares of Wireless Canada, repayable in one instalment payment of $61,008 (CDN$80,000) on
             April 30, 2003 and the balance in monthly instalment payments of
             $8,575 (CDN$11,244) commencing June 1, 2003 including interest at
             6% per annum (principal CDN$273,895).                                    208,872

             Note payable, secured by common shares of Wireless Canada, non-interest bearing and repayable in monthly instalments of
             $10,327 (CDN$13,542) (principal CDN$ 40,125).                             30,599

             Subordinated loan payable, unsecured, bearing interest at 12% per annum and repayable in monthly amounts of $5,808 (CDN$7,916)
             commencing May 31, 2003 (principal CDN$110,833).                          84,522

             Secured  promissory  note  payable,  bearing  interest at 8% per
             annum and due and payable on June 30, 2004.                            2,330,000
                                                                               --------------
                                                                                    2,732,696
             Less:  current portion:                                               (2,578,059)
                                                                               --------------
                                                                               $      154,637
                                                                               ==============

NOTE 7 - NON-OPERATING INTEREST EXPENSE, NET

                                                       2004            2003
                                                       ----            ----
             Interest expense on secured
               promissory note payable            $      44,631   $         --
             Amortization of financing fee on
               secured promissory note payable           80,000             --
             Interest income on 8% convertible
               subordinated promissory notes of
               RELM Wireless (pledged as security
               to $2,330,000 promissory note)           (45,000)            --
                                                  -------------   ------------
                                                  $      79,631   $         --
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

         Selling and administrative expenses increased from $572,557 during the three month period ended March 31, 2003 to $1,116,819 during the three month period ended March 31, 2004. Selling and administrative expenses during the three month period ended March 31, 2004 and 2003, included:

                                                       2004            2003
                                                       ----            ----
             Advertising and promotion            $      53,512   $      52,000
             Bad debts                                    3,362              94
             Insurance, licenses and taxes               10,634           8,473
             Office and general                          55,173          31,493
             Professional fees                          194,710          53,714
             Rent                                        84,543          70,682
             Repairs and maintenance                      6,589           1,949
             Telephone and utilities                     30,473          14,356
             Travel and automobile                       79,986          29,010
             Directors' fees                             10,000              --
             Management fees                            129,994           4,743
             Wages and benefits                         457,843         306,043
                                                  -------------   -------------
                                                  $   1,116,819   $     572,557
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

ITEM 3. CONTROLS AND PROCEDURES.

      The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. Management has reviewed this system of disclosure controls and procedures as of the date of this report, and has determined that the system is operating in an effective way to ensure accurate, appropriate and timely disclosure.

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

         Exhibit 10.7               Stock Purchase Agreement by and between the Registrant and 101016305
                                    Saskatchewan Ltd. dated September 19, 2003, incorporated by reference to Exhibit 99.3 of the Company's Form 8-K, dated July 2, 2003 filed with the Commission on October 22, 2003.

         Exhibit 31.1               Section 302 Certification of the Chief Executive Officer.

         Exhibit 31.2               Section 302 Certification of the Chief Financial Officer.

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


DATE: February 4, 2005                        BY: /s/ John G. Simmonds
                                                  ----------------------------
                                                  John G. Simmonds
                                                  Chairman/CEO/Director


DATE: February 4, 2005                        BY: /s/ Gary N. Hokkanen
                                                  ----------------------------
                                                  Gary N. Hokkanen
                                                  CFO