Form 10QSB/A
period 2004-06-30
WIRELESS AGE COMMUNICATIONS INC
filed 2005-02-08
CIK 1130131

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

                        Wireless Age Communications, Inc.
            Condensed Consolidated Statements of Stockholders' Equity
                                   (UNAUDITED)

                                                                                                      Accumulated
                                    Common Stock             Common      Additional                      Other            Total
                             ---------------------------      Stock       Paid-in      Accumulated   Comprehensive     Stockholders'
                               Shares           Amount     Subscribed     Capital         Deficit        Income           Equity
------------------------------------------------------------------------------------------------------------------------------------
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

                        Wireless Age Communications, Inc.
            Condensed Consolidated Statements of Stockholders' Equity
                                   (UNAUDITED)

                                                                                                        Accumulated
                                       Common Stock            Common      Additional                      Other           Total
                                 ------------------------       Stock        Paid-in      Accumulated  Comprehensive   Stockholders'
                                    Shares        Amount      Subscribed     Capital         Deficit       Income          Equity
------------------------------------------------------------------------------------------------------------------------------------
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

Item 5. Other Information.

      None

Item 6. Exhibits and Reports on Form 8-K.

(a)   Exhibits.

      Exhibit 10.10 Amendment to the Note Purchase and Security Agreement between Wireless Age Communications, Inc. and Stacey Minichiello, dated as of June 30, 2004, incorporated by reference to Exhibit 10.10 of the Company's Form 10-QSB for the quarterly period ended June 30, 2004, filed with the Commission on August 11, 2004.

      Exhibit 10.11 Placement Agreement among Wireless Age Communications and Robert Sim, Rosemary Sim and 101016305 Saskatchewan Ltd., dated as of June 30, 2004, incorporated by reference to Exhibit 10.11 of the Company's Form 10-QSB for the quarterly period ended June 30, 2004, filed with the Commission on August 11, 2004.

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


DATE: February 4, 2005                      BY: /s/ John G. Simmonds
                                                -------------------------------
                                                John G. Simmonds
                                                Chairman/CEO/Director


DATE: February 4, 2005                      BY: /s/ Gary N. Hokkanen
                                                -------------------------------
                                                Gary N. Hokkanen
                                                CFO