Form 10QSB/A
period 2004-09-30
WIRELESS AGE COMMUNICATIONS INC
filed 2005-02-08
CIK 1130131

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

                        Wireless Age Communications, Inc.

                                      INDEX

PART I     Financial Information

Item 1.    Condensed Financial Statements (unaudited)
                  Condensed Consolidated Balance Sheet.............................................   3
                  Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)..   4
                  Condensed Consolidated Statements of Stockholders' Equity........................   5
                  Condensed Consolidated Statements of Cash Flows..................................   8
                  Notes to Condensed Consolidated Financial Statements.............................   9

Item 2.    Management's Discussion and Analysis....................................................  17

Item 3.    Controls and Procedures.................................................................  29

PART II.   Other Information

Item 1.    Legal Proceedings.......................................................................  30

Item 2.    Change in Securities and Use of Proceeds................................................  30

Item 3.    Defaults Upon Senior Securities.........................................................  30

Item 4.    Submission of Matters to a Vote of Security Holders.....................................  30

Item 5.    Other Information.......................................................................  30

Item 6.    Exhibits and Reports on Form 8-K........................................................  31
                  A)  Exhibit Schedule
                  B) Reports Filed on Form 8-K

Signatures.........................................................................................  32

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

Held to Maturity Investments

      On December 31, 2003, the Company acquired $1,700,000 in outstanding principal amount of 8% Convertible Promissory Notes of RELM Wireless a publicly traded entity listed on the NASD Over-the-Counter-Bulletin-Board for a cash payment of $1,870,000. On February 5, 2004 the Company acquired an additional $550,000 in RELM notes in exchange for 412,500 shares of the Company's common stock. The notes mature on December 31, 2004 and upon conversion the Company would have an 11.7% ownership position in RELM. The notes are

The investment in Globetech Ventures Corp. securities was made in 2000 when Wireless Age Communications Ltd. was a private entity not a subsidiary of Wireless Age Communications, Inc. and under control of the previous directors and executive management.

During fiscal 2003 the securities appreciated seven fold over book value and the current directors who had joined the board in the second quarter of fiscal 2003 felt that there were better opportunities elsewhere and that they were within their fiduciary duties as directors in disposing of these securities. Proceeds of disposition were utilized to fund the wholesale business segment pledged as security against an 8% Secured Promissory Note.

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
                                              =============   =============   =============      =============

Note 8 - Acquisition of Marlon Distributors Limited

On July 30, 2004 the Company acquired all of the issued and outstanding common shares of Marlon Distributors Ltd., including its wholly owned subsidiary Marlon Recreational Products Ltd. for 1,325,000 shares of the Company's common stock. In addition, the Company agreed to retire shareholder loans of Marlon Distributors Ltd. totaling $194,765 (CAD$245,716) with 150,563 shares of the Company's common stock.

On September 30, 2004 Marlon Distributors Ltd. sold all of the issued and outstanding common shares of Marlon Recreational Products Ltd. for cash of $177,000 (CAD$225,000) and a $158,000 (CAD$200,000) promissory note due on
November 30, 2004.

Marlon Distributors distributes wireless communications products and accessories in British Columbia and Alberta, Canada. With the acquisition of Marlon Distributors the Company has expanded its wholesale business footprint to include British Columbia and Alberta.

The results of operations for Marlon Distributors are included in the consolidated operating results of the Company beginning August 1, 2004.

The total consideration for the acquisition of Marlon Distributors was $1,136,320 representing the value of 1,325,000 common shares. The value of the common shares was determined based on a 33% discount on the closing share price of the Company's common stock on the date of acquisition.

The business combination is accounted for using the purchase method. The fair value of the assets and liabilities acquired are as follows:

Current assets                                                         1,036,504
Capital assets                                                            33,020
Note receivable on sale of Marlon Rec                                    327,803
Intangible assets and goodwill                                           103,776
Current liabilities                                                    (364,783)
                                                                       ---------
Net assets acquired at fair values                                     1,136,320
                                                                       =========

Total consideration:

1,325,000 common shares of the Company                                 1,136,320
                                                                       =========

The excess of purchase price over net assets acquired has been temporarily allocated to goodwill.

See Note 10 for pro forma financial information.

Note 9 - Acquisition of Prime Battery Products Limited

On September 16, 2004 the Company acquired all the issued and outstanding common shares of Prime Battery Products Limited in exchange for 700,000 shares of the Company's common stock. In addition, the Company agreed to issue up to 200,000 additional common shares as an earn out over a one year period from closing. 50,000 earn out shares will be issued on November 30, 2004, February 28, 2005, May 31, 2005 and August 31, 2005 subject to the continued attainment on royalties on battery sales by Prime Battery.

Prime Battery Products Limited is the exclusive supplier representative for Shenzhen Konnoc Industrial Co. Ltd. in Canada and the United States. Shenzhen Konnoc manufactures batteries, flashlights and other ancillary electronic products. With the acquisition of Prime Battery Products Limited the Company continues to expand its wholesale business segment.

The results of operations for Prime Battery Products Limited are included in the consolidated operating results of the Company beginning September 1, 2004.

The total consideration for the acquisition of Prime Battery Products Limited was $492,450 representing the value of 700,000 common shares. The value of the common shares was determined based on a 33% discount on the closing share price of the Company's common stock on the date of acquisition.

The business combination is accounted for using the purchase method. The fair value of the assets and liabilities acquired are as follows:

Current assets                                                            2,135
Capital assets                                                            6,668
Notes receivable                                                        226,379
Intangible assets and goodwill                                          589,016
Current liabilities                                                    (331,747)
                                                                       --------
Net assets acquired at fair values                                      492,450
                                                                       ========

Total consideration:

700,000 common shares of the Company                                    492,450
                                                                       ========

The excess of purchase price over net assets acquired has been temporarily allocated to goodwill.

See Note 10 for pro forma financial information.

Note 10 - Pro Forma Information

      The following pro forma financial information is prepared assuming that both Marlon Distributors Ltd. (excluding Marlon Recreational Products Ltd. which was disposed of during the current quarter) and Prime Battery Products Limited acquisitions occurred at the beginning of the reported period.

                                                    Three Months Ended
                                                    September 30, 2004

                                                 Marlon         Prime Battery
                                  As          Distributors         Products           Pro
                               Reported           Ltd.              Limited           Forma
                             -----------------------------------------------------------------
      Revenue                  3,884,137          189,200                 0         4,073,337

      Net income (loss)            4,432           (8,234)             (731)           (4,533)

      Weighted average
       number of shares
       outstanding            22,341,240        1,475,563           700,000        24,516,803

      Earnings (loss)
       per share                    0.00                                                (0.00)

                                                   Three Months Ended
                                                   September 30, 2003

                                                 Marlon         Prime Battery
                                  As          Distributors         Products           Pro
                               Reported           Ltd.              Limited           Forma
                             -----------------------------------------------------------------
      Revenue                  2,604,133          202,264           294,691         3,101,088

      Net income (loss)           55,822            9,004           (21,517)           43,309

      Weighted average
       number of shares
       outstanding            18,220,772        1,475,563           700,000        20,396,335

      Earnings (loss)
       per share                    0.00                                                 0.00

                                                    Nine Months Ended
                                                    September 30, 2004

                                                 Marlon         Prime Battery
                                  As          Distributors         Products           Pro
                               Reported           Ltd.              Limited           Forma
                             -----------------------------------------------------------------
      Revenue                 10,433,515          589,561            24,638        11,047,713

      Net income (loss)         (161,875)         (10,585)          (29,226)         (201,686)

      Weighted average
       number of shares
       outstanding            21,348,566        1,475,563           700,000        23,524,129

      Earnings (loss)
       per share                   (0.01)                                               (0.01)

                                                     Nine Months Ended
                                                    September 30, 2003

                                                 Marlon         Prime Battery
                                  As          Distributors         Products           Pro
                               Reported           Ltd.              Limited           Forma
                             -----------------------------------------------------------------
      Revenue                  5,910,267          688,564         1,202,301         7,801,132

      Net income (loss)           94,555           47,887          (202,344)          (59,902)

      Weighted average
       number of shares
       outstanding            16,859,661        1,475,563           700,000        19,035,224

      Earnings (loss)
       per share                    0.01                                                (0.00)

Note 11 - Segmented Information

                                                 3 Mos ended                        9 Mos ended
                                                     Sep                                 Sep
                                            2004             2003              2004              2003
                                         ----------------------------      ----------------------------
Revenue:
     Retail                               2,044,190        1,815,398         5,805,831        5,113,165
     Wholesale                            1,787,683          788,735         4,476,355          797,102
     Intersegment revenues                   52,264                0           151,329                0
                                         ----------------------------      ----------------------------
                                          3,884,137        2,604,133        10,433,515        5,910,267

Profit or loss:
     Retail                                  11,654          (29,147)          113,405          (21,774)
     Wholesale                               93,636           88,399           254,703           84,454
     Unallocated corporate costs           (100,858)             605          (528,448)          39,612
     Non-controlling interest                     0           (4,035)           (1,535)          (7,737)
                                         ----------------------------      ----------------------------
                                              4,432           55,822          (161,875)          94,555

Assets:
     Retail                                                                  2,866,402        2,146,419
     Wholesale                                                               1,728,184        1,237,512
     Retail intangible assets                                                  343,775          435,812
     Wholesale intangible assets                                             1,533,781          937,963
     Wholesale goodwill                                                      3,849,399        2,855,597
     Unallocated corporate assets                                            2,673,789          138,600
                                                                           -----------------------------
                                                                            12,995,330        7,751,903

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

      Exhibit 10.13 Securities Purchase Agreement, dated as of August 26, 2004, by and among Infinity Capital Group, Inc. and Wireless Age Communications, Inc., et. al., incorporated by reference to Exhibit 10.13 of the Company's Form 10-QSB for the quarterly period ended September 30, 2004, filed with the Commission on November 15, 2004.

      Exhibit 10.14 Amendment No. 2 to the Note Purchase and Security Agreement between Wireless Age Communications, Inc. and Stacey Minichiello, dated as of September 30, 2004, incorporated by reference to Exhibit 10.14 of the Company's Form 10-QSB for the quarterly period ended September 30, 2004, filed with the Commission on November 15, 2004.

      Exhibit 10.15 Placement Agreement No. 2 among Wireless Age Communications and Robert Sim, Rosemary Sim and 101016305 Saskatchewan Ltd., dated as of September 30, 2004, incorporated by reference to Exhibit 10.15 of the Company's Form 10-QSB for the quarterly period ended September 30, 2004, filed with the Commission on November 15, 2004.

      Exhibit 10.16 Purchase and Sale Agreement, dated September 13, 2004, between Wireless Age Communications Inc. and Phantom Fiber Corporation regarding acquisition of the business of Prime Battery Products Limited, incorporated by reference to Exhibit 10.16 of the Company's Form 10-QSB for the quarterly period ended September 30, 2004, filed with the Commission on November 15, 2004.

      Exhibit 10.17 Management Services Agreement, dated October 1, 2004, by and between Azonic Corporation and Wireless Age Communications, Inc., incorporated by reference to
                        Exhibit 10.17 of the Company's Form 10-QSB for the quarterly period ended September 30, 2004, filed with the Commission on November 15, 2004.

      Exhibit 10.18 Management Services Agreement, dated October 1, 2004 by and between Azonic Corporation and Simmonds Mercantile and Management Inc., incorporated by reference to
                        Exhibit 10.18 of the Company's Form 10-QSB for the quarterly period ended September 30, 2004, filed with the Commission on November 15, 2004.

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