Form 10KSB
period 2004-12-31
WIRELESS AGE COMMUNICATIONS INC
filed 2005-03-31
CIK 1130131

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549

                                   FORM 10-KSB

|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

      For the fiscal year ended December 31, 2004

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from __________to____________

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

 For fiscal year ending December 31, 2004         Commission File No. 001-31338

                        Wireless Age Communications, Inc.
               (Exact name of registrant as specified in charter)

                              Lennoc Ventures, Inc.
                          (Former name, if applicable)

                        Nevada                                              98-0336674
   (State or other jurisdiction of incorporation or            (I.R.S. Employer Identification No.)
                     organization)

                   765 15th Sideroad                                       905-773-3529
          King City, Ontario, Canada, L7B 1K5              (Registrant's Telephone No. incl. area code)
       (Address of Principal Executive Offices)

           Securities registered pursuant to                                    None
               Section 12(b) of the Act:

           Securities registered pursuant to                      Common Stock, par value $0.001
               Section 12(g) of the Act:

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB |_|.

The issuer's revenues for the fiscal year ended December 31, 2004 were $15,209,161.

Based on the closing price on March 18, 2005 of $0.47 per share of common stock, as reported by the NASD's OTC Bulletin Board, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $11,042,578.

As of March 28, 2005, the number of shares outstanding of the registrant's Common Stock was 28,381,046 shares.

Indicate by check mark whether the Company is using the Transitional Small Business Disclosure Format.

Indicate by check mark whether the Company is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes |_| No |X|

                       DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated by reference into Part III of the Annual Report on Form 10-KSB: Definitive Proxy Statement for the issuer's 2005 Annual Meeting of Stockholders.

                                     Part I

Item 1. Description of Business.

Development of business

The Company was incorporated in the State of Nevada on November 17, 2000 as Lennoc Ventures, Inc. On October 20, 2002, the Company acquired Wireless Age Communications, Ltd. and changed its name to Wireless Age Communications, Inc. Prior to the acquisition of Wireless Age Communications, Ltd., the Company was a pre-exploration stage mining company. The Company ceased its mineral and exploration business in October 2002.

Our business operations focuses on providing products, services and solutions related to the wireless telecommunications industry to wholesalers, distributors, retailers and end-users in Canada. Our current stable of products and services include data devices, phones and accessories, land mobile radios, scanners and GPS receivers, power and battery supplies. We operate 10 retail stores, a corporate sales force, a rental center and service department focused on selling wireless solutions. We have significant business relationships with SaskTel, the leading full service communications company in Saskatchewan, and Manitoba Telecom Services, a full service communications company in Manitoba, Canada. Our presence in the cellular, land mobile radio, satellite, fixed wireless and battery solutions markets allow us to bundle a full spectrum of products at the distributor, wholesaler and retail level across Canada. We conduct our business through the following subsidiaries:

      o     Marlon Distributors Ltd.

      o     Prime Wireless Corporation

      o     Prime Battery Products Limited

      o     Wireless Source Distribution Ltd.

      o     Wireless Age Communications Ltd. (94% ownership)

      o     DB Sim Holdings Ltd.

      o     1588102 Ontario Inc.

Our Subsidiaries conduct the following business operations:

      o Wireless Age Communications Ltd. is in the business of operating 10 retail cellular and telecommunications stores located in Western Canada.

      o Wireless Source Distributions Ltd. has two operating divisions; (1) iMobile which distributes prepaid cellular phone cards in Saskatchewan and various cellular and land mobile radio accessories in Canada, and (2) A.C. Simmonds & Sons which distributes battery and flashlight products in Canada.

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

      o Prime Battery Products Limited is the master distributor/representative of Shenzhen Konnoc Battery Industrial Co. Ltd. in Canada and the United States. Prime Battery Products Limited distributes battery and flashlight products in North America and also earns royalties from battery sales by A.C. Simmonds & Sons division of Wireless Source Distribution Ltd.

      o Marlon Distributors Ltd. purchases and distributes wireless products including antennas, closed circuit television systems and mobile radios.

      o Our subsidiary DB Sim Holdings Ltd. is inactive and has no revenues or expenses

      o Our subsidiary 1588102 Ontario Inc. is a special purpose administrative subsidiary and has no operating business.

Acquisitions

We acquired Wireless Age Communications Ltd. on October 8, 2002, Prime Wireless Corporation on March 13, 2003, Wireless Source Distribution Ltd. on September 19, 2003, Marlon Distributors Ltd. on July 30, 2004 and Prime Battery Products Limited on September 16, 2004.

Employees

At the end of 2004, the Company employed approximately 80 full and part-time employees in the operations. The Company considers the employee relationships to be good. There are no collective bargaining agreements covering any of the employees and the Company has not experienced a strike or work stoppage.

Financial information segments

During 2004, the Company operated two reportable segments: Retail and Wholesale. The Retail segment is comprised of the operations of Wireless Age Communications Ltd. These operations are made up of 10 retail stores that sell wireless phones, data devices and accessories to the public. The Wholesale segment is comprised of the operations of Prime Wireless Corporation, Prime Battery Products Limited, Wireless Source Distribution Ltd. and Marlon Distributors Ltd.

Customers

During fiscal 2004 we had in excess of 25,000 retail customers. The Company does not have a significant concentration of sales with any individual customer and, therefore, the loss of one of these customers would not have a material impact on our business. However, the activation commissions and residuals revenue earned from SaskTel and Manitoba Bell Telephone made up 25% of the retail segment sales. If either of these agreements were terminated it may have a significant effect on the retail business. For the wholesale segment no single customer made up more then 10% or more of the wholesale sales and therefore the loss of any one customer would not have a significant effect on the wholesale business.

Research and development

The Company did not engage in any material research and development activities during the past two years.

Environmental matters

The Company is not aware of any federal, state or local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, that will materially effect out net earnings or competitive position, or result in material capital expenditures. However, we cannot predict with certainty the potential effect on our operations of possible future environmental legislation or regulations. During 2004, there were no material capital expenditures for environmental control facilities and no such material expenditures are anticipated.

Competition

The wireless industry is highly competitive. In the retail segment our stores compete against other consumer electronics retailers, independent dealers, and other public telephone companies in addition to a growing number of internet based alternatives. We compete principally on the basis of customer service; installation and support services; product assortment and availability. We believe that our retail stores differentiate us from our competitors by positioning the Company to be the destination for new technology and services. In the wholesale segment it is our product sourcing abilities, customer service, experienced sales staff and name brand products that provide the competitive advantage.

Suppliers

The Company depends on a broad selection of high quality, brand-name products to offer it's customers. In turn the success of the Company is dependant on satisfactory and stable supplier relationships. The Company enters into supply and/or distribution agreements with its major suppliers. The loss of or disruption in supply from any one of these major suppliers could have a material adverse effect on our revenue and earnings. The Company has not experienced any significant difficulty in maintaining satisfactory sources of supply.

Intellectual Property

The Company believes that it owns valuable intellectual property including the trade names AC Simmonds & Sons, iMobile and Midland, supplier agreements and distribution agreements. The Company believes that the intellectual property has significant value and is an important factor in the marketing of the Company. The Company is not aware of any facts that could negatively impact our continuing use of any of our intellectual property. In accordance with the accounting principles generally accepted in the United States (GAAP), our balance sheets only include the cost of acquired intellectual property.

Recent Developments:

Acquisition of Marlon Distributors Ltd.

On July 30, 2004, the Company closed an agreement whereby it acquired all the issued and outstanding common shares of Marlon Distributors Ltd. in exchange for 1,325,000 shares of the Company's common stock. Marlon Distributors Ltd. purchases and distributes wireless products including antenna, closed circuit television systems and mobile radios.

Acquisition of Prime Battery Products Limited

On September 16, 2004, the Company acquired all of the issued and outstanding common shares of Prime Battery Products Limited and other net assets valued at $225,600 in exchange for 700,000 shares of the Company's common stock. Prime Battery is the master distributor/representative of Shenzhen Konnoc Battery Industrial Co. Ltd. in Canada and the United States. Prime Battery Products Limited distributes battery and flashlight products in North America and also earns royalties from battery sales by A.C. Simmonds & Sons division of Wireless Source Distribution Ltd.

Acquisition/disposition of RELM Wireless 8% Convertible Subordinated Promissory Notes

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

On December 31, 2004 the Company received $2,250,000 in cash from RELM Wireless representing the repayment of the notes.

Sale of Marlon Recreational Products Ltd.

On September 30, 2004 the Company completed the sale of Marlon Recreational Products Ltd. to a group of former shareholders of Marlon Distributors Ltd.

Marlon Recreational was a wholly-owned subsidiary of Marlon Distributors, which the Company acquired on July 30, 2004. Pursuant to the terms of the transaction, our subsidiary Marlon Distributors, received total consideration of $335,000 (CAD$425,000), consisting of $177,000 (CAD$225,000) cash at closing and a short term note receivable of $158,000 (CAD$200,000).

RELM Wireless Corporation Proposal

On July 16, 2004, the Company delivered a letter to the Board of Directors of RELM Wireless Corporation ("RELM Wireless") indicating that we were prepared to acquire RELM Wireless. On December 29, 2004 we issued a public statement reflecting our determination to terminate the proposal.

Placement Agreement and Amendment to Note Purchase and Security Agreement

On December 31, 2003 the Company borrowed $1,930,000 from Stacey Minichiello and entered into a Note Purchase and Security Agreement (the "Minichiello Note"). The purpose of the loan was to acquire $1,700,000 of RELM Wireless Corporation subordinated promissory notes. On January 21, 2004, the Company borrowed an additional $400,000 from Stacey Minichiello under the same agreement. These funds were used for general corporate purposes. The loans were originally due and payable on June 30, 2004, however the Company agreed with Stacey Minichiello under an amendment to the promissory notes to extend the repayment date to September 30, 2004. As part of the loan amendment transaction, the Company entered into a Placement Agreement with Robert Sim, Rosemary Sim and 101016305 Saskatchewan Ltd. (collectively, the "Sellers") pursuant to which the Company undertook to make a private placement of 500,000 of the Sellers' common shares prior to July 15, 2004. The Company executed and closed the private placement and the loan repayment date was extended to September 30, 2004. On September 30, 2004, the Company again undertook to make a private placement of a further 500,000 of the Seller's common shares prior to October 22, 2004. The Company executed and closed the private placement and the loan repayment date was extended to December 31, 2004. The loans were repaid in full by the Company as of the due date.

SureCells Sub-License Agreement

On August 1, 2004, the Company sub-licensed a newly formed entity called SureCells Portable Power Ltd. (SureCells Power) the North American market for the development and distribution of SureCells brand batteries and flashlights. SureCells' primary channel to market is to distribute battery packages through fund raising ventures with schools, churches or children's sports teams. These fund raising ventures have historically distributed cookies, candy and other consumable products. SureCells distributes the battery packages to the fund raising ventures at a profit and the venture in turn distributes the packages directly to consumers at an additional profit. SureCells also is attempting to develop other private label battery initiatives through other wholesale distribution channels its ownership group has utilized in the past. These could be Shenzhen Konnoc batteries manufactured with existing retailer labeling. Under the terms of the Agreement, which initially expires on December 31, 2005 but is renewable for a subsequent one year term, SureCells acquires batteries either;
(a) directly from the Company at a 7% markup over cost or, (b) directly from Shenzhen Konnoc, under the supply agreement Prime Battery Products Limited is a party to. Under the latter, SureCells is obligated to pay the Company directly the 7% royalty. In addition, SureCells Power agreed to acquire substantially all of the existing battery inventory at landed cost plus 7% and all customer lists, marketing materials, booths and displays.

Proposed Acquisition of Knowlton Pass Inc.

On July 26, 2004, the Company entered into an agreement with Knowlton Pass Electronics Inc. (Knowlton Pass) that is developing a technology which optimizes bandwidth utilization making a greater number of signals available across wireless communications networks. Pursuant to the agreement the Company agreed to fund the development of the Knowlton Pass business plan by way of a loan through draws of no more than $80,000 (CAD$100,000) per month. As part of the agreement the Company has the option (but not the obligation) to acquire all of the issued and outstanding Knowlton Pass common shares between September 1, 2004 and January 2, 2005 in exchange for 540,000 shares of our common stock. On January 2, 2005, both parties mutually agreed by verbal consent to extend the expiration date of the option, on the same terms and conditions as the original option, until the close of business January 31, 2005. On January 31, 2005, both parties again agreed to extend the expiration date of the option to March 31, 2005. On March 30, 2005 Knowlton Pass and the Company mutually agreed to a further extension of the expiration date of the option to April 15, 2005.

Termination of Proposed Acquisition of Westcan Wireless, Allcan Electronic Distributors and its Investment in Bluewave Antenna Systems Ltd.

On April 5, 2004 the Company entered into a letter of intent to acquire a Canadian company known as 479645 Alberta Ltd., including its operating divisions Westcan Wireless and Allcan Electronic Distributors and its 80% investment in Bluewave Antenna Systems Ltd.

The original letter of intent contemplated closing on July 6, 2004, however prior to completion of due diligence and closing, a secured lender of 479645 Alberta Ltd. informed the Company that if the transaction proceeded they would have to be repaid in full. The Company was unwilling to proceed on this basis and did not close the acquisition of 479645 Alberta Ltd. However, the Company and the seller mutually agreed to extend consideration of the proposed transaction while the Company continued its due diligence and coordinated possible replacement financing. On March 10, 2005, the Board of Directors of the Company determined that the acquisition of 479645 Alberta Ltd. would not be in the best interests of the Company and determined not to proceed with the transaction.

Acquisition of mmwave Technologies Inc.

On March 4, 2005 the Company completed the acquisition of all of the issued and outstanding shares of mmwave Technologies Inc., ("mmwave").

mmwave is a distributor, systems integrator and representative of wireless, microwave and fibre optic components, test systems and subsystems. mmwave provides a range of technical solutions to the Canadian and select international markets - primarily in the manufacturing and service provider segments of the communications industry. mmwave is a recognized leader in the community broadband industry in Canada and is a member of the WiMax forum, as well as a very active member of the Canadian Wireless Telecommunications Association.

Concurrent with the acquisition, Mr. Brad Poulos, former President of mmwave was appointed to the newly created position of President of Wireless Age Communications, reporting to Mr. John Simmonds, Chief Executive Officer. Mr. Glenn Poulos, who founded mmwave in 1991 and served as its president until 1998, has returned to resume the presidency of mmwave. Mr. Brad Poulos has also been appointed to the Company's Board of Directors.

The mmwave acquisition was consummated through a series of agreements among the Company, its wholly owned subsidiary 1588102 Ontario Inc. ("1588102") and the former shareholders of mmwave (collectively the "Vendors"). Company and 1588102 entered into a Share Exchange Agreement with the Vendors to acquire all the issued and outstanding common shares of mmwave in exchange for 4,500,000 Class B Exchangeable Shares of 1588102. Each of the Exchangeable Shares is exchangeable for one share of Company Common Stock which has been issued into the escrow of an escrow agent until such exercise date. After giving effect to the 4.5 million shares of Company common stock issued in connection with the mmwave acquisition, the number of Company shares beneficially owned by the former shareholders of mmwave in the aggregate constitutes 15.8% of the approximately 28 million issued and outstanding shares of Company common stock. Mr. Brad Poulos, the new President of the Company and Mr. Glenn Poulos, the President of mmwave, each indirectly beneficially own approximately 1,350,000 shares of Company common stock, with each such holding constituting approximately 4.7% of the Company issued and outstanding common stock. Each of the holders of the Exchangeable Shares may direct the escrow agent to vote the Company shares and deliver dividends and distributions issued in respect of such Exchangeable Shares in accordance with the instructions of the respective holder. In addition, the holders of the Exchangeable Shares are entitled to a preference over the Wireless Age common shares and any other shares of Wireless Age with respect to the payment of dividends and on a liquidation distribution. Prior to the fifth anniversary of the date of the mmwave acquisition, the Exchangeable Shares may be exercised at any time by any of the Vendors for a same amount of escrow shares.

Item 2. Description of Property.

The executive offices of Wireless Age are located at 765 15th Sideroad, King City, Ontario, Canada, L7B 1K5 (tel. 905-773-3529, fax 905-773-1241). The
executive offices, consisting of approximately 1,500 square feet, are rented on a month to month basis from King Stables which is solely owned by John G. Simmonds the Company's Chief Executive Officer. The Board of Directors of the Company determined that notwithstanding the related party nature of the transaction that the terms and conditions of the rent are fair and reasonable to Wireless Age compared to other reasonable office solutions for the Company. Wireless Canada's and Wireless Source's offices are located at 1408 Broad Street, Regina, Saskatchewan, Canada, S4R 1Y9 (tel. 306-751-7720, fax 306-751-7726). The Wireless Canada and Wireless Source offices, consist of approximately 4,000 square feet and are leased until November 2005. Wireless Canada's retail operations consist of ten retail stores located in Saskatchewan and Manitoba, Canada. The following is a summary of the retail, warehouse and office locations:

     Address                                     Square Feet           Leased/Owned     Expiry of Lease
     -------                                     -----------           ------------     ---------------
     1408B Broad Street, Regina (office)               2,000           Leased           May 2006
     765 15th Sideroad, King City, Ontario             2,500           Leased           March 2006

     Retail:
     2223 Victoria Ave. East, Regina                     675           Leased           October 2006
     1401 Broad Street, Regina                         3,996           Leased           November 2005
     4131 Rochdale Blvd., Regina                       1,240           Leased           February 2009
     2325 Preston Ave., Saskatoon                        403           Leased           September 2006
     300 Circle Dr., Saskatoon                         2,050           Leased           February 2008
     105-3393 Portage Ave. Winnipeg                    1,545           Leased           November 2008
     Unit 76, Cityplace, Winnipeg                        576           Leased           June 2005
     Unit 247-393 Portage Ave., Winnipeg                 777           Leased           October 2006
     Unit 241, Garden City Kiosk, Winnipeg               108           Leased           March 2004
     Unit 209, Garden City Center, Winnipeg            2,071           Leased           December 2008

Investment Policies. The Company does not currently make real estate investments and has not established specific policies in regard to real estate investments. There are currently no limitations on the percentage of assets which may be invested in any one investment, or type of investment. The Company may establish or change its policies in such regard without a vote of security holders. The Company may acquire real property assets in the future, at which date a determination will be made by the Board of Directors whether such investment is to be made primarily made for possible capital gain or primarily for income.

Item 3. Legal Proceedings.

To the knowledge of the Company, there are no material pending legal proceedings to which the Company is a party or of which any of its property is subject and Company management is not aware of any threatened proceedings by any person, organization or governmental authority.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter 2004.

                                     PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

The price per share of Company Common Stock is quoted on the NASD's OTC Bulletin Board under the symbol "WLSA". Prior to October 29, 2003 the Company's stock did not trade.

The following table sets forth for the periods indicated the high and low close prices for the Common Shares in U.S. Dollars. These quotations reflect only inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

            ------------------------------------------------------
            Quarter Ended                    High         Low
            ------------------------------------------------------
            March 31, 2003                   $5.55       $4.95
            ------------------------------------------------------
            June 30, 2003                    $5.60       $0.90
            ------------------------------------------------------
            September 30, 2003               $2.25       $0.71
            ------------------------------------------------------
            December 31, 2003                $4.95       $1.98
            ------------------------------------------------------
            March 31, 2004                   $3.48       $1.49
            ------------------------------------------------------
            June 30, 2004                    $1.72       $1.35
            ------------------------------------------------------
            September 30, 2004               $1.67       $0.79
            ------------------------------------------------------
            December 31, 2004                $0.91       $0.58
            ------------------------------------------------------

Shareholders

As of December 31, 2004, the Company had approximately 1,300 shareholders of record.

Dividends

The Company does not expect to pay a cash dividend on its common stock in the foreseeable future. Payment of dividends in the future will depend on the Company's earnings and its cash requirements at that time.

2004 Equity Securities Issuances

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

      Each of the Notes was acquired by the Company solely in exchange for shares of Company common stock. No cash or other consideration was paid to the sellers of the Notes in such transaction. Each of the sellers was granted limited registration rights with respect to the shares issued in the transaction. The transaction was privately negotiated between the Company and the other parties. The issuance of the foregoing securities by the Company was a private transaction made in reliance on Section 4(2) of the Securities Act. A registration statement was declared effective by the U.S. Securities and Exchange Commission on July 15, 2004 with respect to 387,500 such shares. The Company did not receive any of the proceeds from the sale of such shares by the respective selling shareholders among whom are certain sellers of the Notes.

      On March 29, 2004, the Company issued 125,000 shares of its common stock to Redwood Consulting Services LLC for financial consulting services provided over a 6 month period beginning on March 29, 2004. Such services were valued by the Company at $125,625. The transaction was privately negotiated between the Company and Redwood Consulting Services LLC. The issuance of the foregoing securities by the Company was a private transaction made in reliance on Section 4(2) of the Securities Act.

      On July 30, 2004, the Company issued 1,325,000 shares of its common stock for all the issued and outstanding common shares of Marlon Distributors Ltd. The Company also issued 150,563 shares of its common stock to repay CAD$245,716 of shareholder loans made by the former shareholders of Marlon Distributors to Marlon Distributors. Pursuant to the terms of the purchase and sale agreement the Company undertook to file a registration statement with the SEC registering 50% of the common shares issued to acquire Marlon Distributors and all of the common shares issued to repay shareholder loans. The transaction was privately negotiated between the Company and the Marlon shareholders. The issuance of the foregoing securities by the Company was a private transaction made in reliance on Section 4(2) of the Securities Act.

      On October 27, 2004 the Company issued to eight former minority stockholders of the Company's subsidiary, Wireless Age Communications, Ltd. ("Wireless Canada"), an aggregate of 10,528 shares of Company common stock in exchange for the 4,700 shares of the subsidiary common stock. The issuance of the foregoing securities by the Company was made pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act.

No stock repurchases were made during 2004.

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

Overview

The Company is in the process of executing an aggressive growth strategy. The Company completed two acquisitions during 2004 and one additional acquisition in the first quarter of 2005.

The completed acquisitions in 2004 were as follows:

Marlon Distributors Ltd.

On July 30, 2004, the Company closed an agreement whereby it acquired all the issued and outstanding common shares of Marlon Distributors Ltd. in exchange for 1,325,000 shares of the Company's common stock. Marlon Distributors Ltd. purchases and distributes wireless products including antenna, closed circuit television systems and mobile radios.

Prime Battery Products Limited

On September 16, 2004, the Company acquired all of the issued and outstanding common shares of Prime Battery Products Limited and other net assets valued at $225,600 in exchange for 700,000 shares of the Company's common stock. Prime Battery is the master distributor/representative of Shenzhen Konnoc Battery Industrial Co. Ltd. in Canada and the United States. Prime Battery Products Limited distributes battery and flashlight products in North America and also earns royalties from battery sales by A.C. Simmonds & Sons division of Wireless Source Distribution Ltd.

Separate from these acquisitions the Company operates a successful chain of Wireless Retail stores in Western Canada through its 94% owned subsidiary Wireless Age Communications Ltd.

Results of Operations

Twelve months ended December 31, 2004 and 2003

The Company recorded a net loss of $2,043,372 during the twelve month period ended December 31, 2004 compared to a net loss of $137,307 in the comparative period a year ago. This increase in loss is a direct result of certain one-time events triggered in 2004 including a $179,635 loss due to a terminated acquisition, a $138,372 net loss reported on the disposition of investments and a $1,216,146 write down of the intangible assets. Overall, the net loss from operations for the period ended December 31, 2004 was $56,894 compared to net income $241,147 net loss for the same period last year.

Revenues - Consolidated

Revenues during the twelve month period ended December 31, 2004 were $15,209,161 compared to $9,268,569 during the twelve month period ended December 31, 2003. This trend is the result of increased business and sales activity in both the retail and the wholesale segments.

Revenues - Retail segment

Revenues of the Retail segment were $8,753,521 for the period ended December 31, 2004 compared to $7,604,776 for the same period ended December 31, 2003. The Retail revenues are generated from 10 retail stores in Regina, Saskatoon and Winnipeg, Canada. This is the direct result of a combined increase in sales of cellular hardware and an increase in the activation commission and residuals.

Revenues of Retail business during the year ended December 31, 2004 and 2003 can be broken down into the following subcategories:

                                                    2004         2003
                                                    ----         ----
      Cellular hardware, radios and accessories   $5,905,295   $5,197,917
      Activation Commissions and Residuals         2,609,134    2,156,747
      Equipment Rentals                              239,092      250,112
                                                  -----------------------
      Total Revenue                               $8,753,521   $7,604,776

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

Management believes that retail sales of cellular hardware will be stable and actually continue to rise as the acceptance and availability of wireless technology continues to grow and as a portion of the current subscribers upgrade their hardware. Management also believes that the Company will increase the activation commission and residual revenues as they continue to sign-up subscribers.

Revenues - Wholesale segment

Revenues of the Wholesale segment were $6,693,755 for the period ended December 31, 2004 compared to $1,663,793 for the same period ended December 31, 2003. These revenues represent the sale of prepaid cellular cards, accessories, batteries (and other ancillary items) and commissions earned from selling Vertex-Standard two-way radios in Canada.

Revenues related to the sale of prepaid cellular cards and accessories totaled $6,059,428, battery sales and other ancillary products totaled $481,840 and two-way radio commissions were $152,487.

The Company plans to aggressively grow the Wholesale business over the next few years by strengthening it's relationship with vendors and by providing a strong line-up of high quality wireless products to valued customers.

Gross profit - Consolidated

Gross profit during the twelve month period ended December 31, 2004 was $5,015,795 compared to $3,857,497 in the comparative period in 2003. Gross profit as a percentage of sales was 33.2% in 2004 and 41.6% in 2003. As the Wholesale businesses become a larger proportion of the overall business, the Company expects that gross profit as a percentage of revenue will decline. Wholesale business gross profits are generally less than the Retail business gross profits. Retail gross profits are higher because they are affected by residual payments received from carriers that do not have a direct cost of sale.

Total expenses during the twelve month period ended December 31, 2004 were $5,072,684 compared to $3,616,350 during the twelve month period ended December 31, 2003. Total expenses of the Company are expected to rise over the next few years as planned acquisitions take shape and additional infrastructure is required to faciliatate the anticipated growth of the Company. The bulk of the incremental costs are expected to be professional fees and employment costs of additional employees. In addition as the Company's sales increase the selling and administrative expenses are expected to rise proportionately.

Selling and administrative expenses, during the twelve month period ended December 31, 2004 are as follows:

                                                      2004           2003
                                                      ----           ----
      Advertising & Promotion                        268,304       333,176
      Bad debts                                       91,230        60,803

      Corporate fees                                 403,858       180,192
      Insurance, licenses and taxes                   72,443        29,442
      Management fees                                430,592       318,857
      Office & general                               247,322       142,073
      Professional fees                              330,632       294,214
      Occupancy                                      378,609       339,174

      Communications                                 120,255        86,405
      Travel & Entertainment                         299,852       188,453
      Wages & Benefits                             2,429,592     1,643,559
                                                  ------------------------
      Total                                        5,072,689     3,616,350

Wages and benefits increased from $1,643,559 during the year ended December 31, 2003 to $2,429,592 during the year ended December 31, 2004. This is a result of an increase in management positions and employees. In addition the Company accrued the severance package for a departing president valued at $51,000 at yearend.

Corporate fees increased substantially in comparison to other costs during 2004, reflecting the significant costs of maintaining a public listing, and disseminating information about the Company.

Amortization expense during the twelve month period ended December 31, 2004 was $239,312 compared to $249,223 during the comparative period in the prior year. Amortization expense represents the continued amortization of the Company's capital and other assets acquired in acquisitions and the amortization of fair market value of the residual premiums acquired in the Wireless Canada acquisition which the Company is amortizing over five years.

Interest expense totaled $102,076, during the twelve month period ended December 31, 2004 and $100,294 during the twelve month period ended December 31, 2003. Interest expense is recorded by the Company on bank indebtedness, term loans and notes payable.

Other expenses totaled $1,608,780 during the twelve month period ended December 31, 2004 and compared to other income of $44,978 in the comparative period in the prior year.

                                                       2004        2003
                                                       ----        ----
     Foreign exchange (gain)/losses                    (57,153)    84,951
     Non-operating interest expense, net               131,580         --
     Loss on investments                               138,572         --
     Write down of goodwill and intangible assets    1,216,146         --
     Loss on termination of acquisition                179,635         --
     Management fee income                                  --    (39,973)
                                                     --------------------
     Total                                           1,608,780     44,978

In accordance with SFAS No 142, "Goodwill and Other Intangible Assets" the intangible assets are reviewed for impairment on an annual basis. As a result of the Company's decrease in market capitalization over the last twelve months a portion of goodwill was determined to be impaired and was written down by $844,651 It was also determined that the intangible assets associated with the A.C. Simmonds & Sons customer lists were impaired and they were also written down by $371,495 to zero.

At December 31, 2004 the Company recorded a loss of $179,635 on the termination of the 479645 Alberta Ltd. acquisition. The Company had provided a refundable deposit to 479645 Alberta Ltd. in the amount of $83,195 and incurred additional legal and accounting costs totaling $96,440 prior to termination of the proposed acquisition. Based on the mutual consent of the Company and 479645 Alberta Ltd. the refundable deposit was utilized to pay a portion of the legal and accounting costs. Although the Company is pursuing repayment of these amounts from 479645 Alberta Ltd. there is sufficient doubt as to the collectibility and a full write down is considered necessary.

Non-operating interest expense included interest income of $214,000 on $2,250,000 8% convertible subordinated promissory notes of RELM Wireless Corporation offset by; (1) $160,000 financing fee associated with the short term promissory note issued to acquire the RELM notes and (2) interest expense of $185,580 on the short term promissory note.

The $138,572 net loss on investments can be summarized as follows:

 Loss on disposal  of RELM  convertible  subordinated  promissory
 note receivable                                                    $ 170,000
 Legal expenses associated with RELM merger proposal                   50,912
 Gain on disposal of Globetech Ventures Corp. common shares           (34,492)
 Gain on  disposal  of Pivotal  Self  Service  Technologies  Inc.
 common shares                                                       (240,000)
 Loss on termination of licensing agreement                           144,563
 Miscellaneous licensing costs                                         47,589
                                                                    ---------
                                                                    $ 138,572
                                                                    =========

In December 2003, the Company acquired $1,700,000 face value of RELM notes for a cash payment of $1,870,000 and an additional $550,000 RELM notes in exchange for 412,500 common shares. On December 31, 2004 these notes matured and proceeds of $2,250.000 were received resulting in a $170,000 loss on the transaction. On January 16, 2004 the Company sold 18,100 Globetech Ventures Corp. shares for total proceeds of $38,225 recording a gain of $34,492. During June 2004 the Company sold 6,000,000 Pivotal Self Service Technologies Inc. common shares for $420,000 recording a net gain of $240,000. In December 2004 the Company decided not to continue to pursuer the development of a battery licensing business project and terminated a licensing agreement with Marvel Entertainment Group resulting in a loss of $144,563. In addition, the Company wrote off of various capitalized licensing project costs of $47,589.

During the year ended December 31, 2004, the Company recorded foreign exchange gains of $57,153 arising from the translation of Canadian dollar denominated assets and liabilities into US dollars during a period of appreciating Canadian dollar vis-a-vis the US dollar. During the year ended December 31, 2003 the Company recorded foreign exchange losses due to the depreciation of the foreign currency during this period.

Effective October 1, 2004 the Company made a $39,500 investment in Azonic Corporation representing an 18% equity interest in Azonic. Due to common directors and officers, the Company accounts for the investment on an equity basis. Azonic recorded a loss of $195,618 during the period and accordingly the Company recorded its portion of the loss of $34,775 during the fourth quarter of fiscal 2004.

Loss per share for the twelve month period ended December 31, 2004 was $0.09. Loss per share was $0.01 during the twelve month period ended December 31, 2003.

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

Effective January 1, 2003, the Company adopted SFAS No 142, "Goodwill and Other Intangible Assets". SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under prescribed conditions) for impairment in accordance with this statement. If the carrying amount of the reporting unit's goodwill or indefinite-lived intangible assets exceeds the implied fair value, an impairment loss is recognized for an amount equal to that excess. Intangible assets that do not have indefinite lives are amortized over their useful lives. The adoption of SFAS No. 142 did not impact the results of operations or financial position because the Company had no goodwill or indefinite-lived intangible assets at December 31, 2002 and 2001.

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

Financial Condition

Total assets of the Company decreased from $10,051,586 at December 31, 2003 to $9,205,430 at December 31, 2004. The decrease in total assets during the year ended December 31, 2004 is primarily the result of the Company's the disposition of investments and write down of goodwill during the year.

Current assets decreased from $5,039,424 at the beginning of the year to $4,132,971 at the end of fiscal 2004. Current assets at December 31, 2003 consisted of cash balance of $800,120, accounts receivable of $1,883,671, inventories of $1,337,755 and prepaid expenses of $111,425. The decrease in current assets is due to the disposition of investments held at the previous yearend.

Capital assets, net of accumulated depreciation decreased from $413,421 at December 31, 2003 to $405,220 at December 31, 2004. The decrease is the result of the net of business acquisitions, capital assets purchased and amortization taken during the year.

Intangible assets totaling $1,373,183 acquired during the previous year were carried on the balance sheet at December 31, 2004. These intangible assets include Residual premiums which represent future residual revenue of retail cellular and telecommunications subscriber business, totaling $180,428, an agency fee associated with an acquisition of a Manitoba store at $147,255, $284,500 of various agreements and customer lists associated with the Prime Wireless acquisition and $761,000 of customer lists and supplier relationships with the Wireless Source acquisition. Collectively from the acquisitions during fiscal 2003 the Company has recorded $2,010,946 of goodwill. In the current year distribution rights were acquired in the acquisition of Marlon which were carried on the balance sheet at December 31, 2004 at $14,979 and from the transactions during fiscal 2004 the Company recorded an additional $965,086 of goodwill.

Total liabilities of the Company decreased from $5,402,987 at December 31, 2003 to $3,919,432 at December 31, 2004. The decrease is the result of the business acquisitions and the repayment of a $2,330,000 loan previously referred to as the Minichiello Note.

Current liabilities decreased from $5,104,566 at the beginning of the year to $3,847,786 at the end of the year. Current portion of long term debt decreased from $2,286,862 at December 31, 2003 to $196,645 at December 31, 2004.

Non-controlling interest decreased from $47,327 at December 31, 2003 to $25,198 at December 31, 2004 as a result of the additional acquisition of common shares of Wireless Age Communications, Inc.

The stockholders' equity increased from $4,648,608 at December 31, 2003 to $5,285,998 at December 31, 2004. The increase is attributable to a net increase in common stock, additional paid-in capital and other comprehensive income offset by the loss for the year including the write down of intangible assets. Common stock and additional paid-in capital increased by $2,638,345. (See Consolidated Statement of Stockholders' Equity included in the financial statements)

The Company's deficit increased from $207,536 at December 31, 2003 to $2,250,908 at December 31, 2004 as a result of the $2,043,372 loss for the year.

Liquidity and Capital Resources

Based on the indirect method of reporting operating cash flows the Company makes the following comments on any material changes:

Accounts receivable - The $0.4 million increase in accounts receivable can be attributed to increased sales and current year business acquisitions. The Company maintains strict credit granting and account collection practices. Inventory - The inventory level was consistent with prior year as the Company remains focused on efficient business operations, increased focus on inventory turnover and closer review for obsolescence.

Accounts payable and accrued liabilities - The $1 million increase in accounts payable can be attributed to an increase in the business operations of the Company, current year business acquisitions and better credit terms with suppliers.

Decrease in marketable securities - The decrease can be directly attributed to the disposal of investments held to maturity and held for sale.

Decrease in long-term debt - The $2.3 million decrease in long-term debt can be attributed to the repayment of a long term note that matured during the year.

In addition to the cash flow fluctuations described above it should be noted that the Company has limited access to the capital markets as it is listed only on the over-the-counter bulletin board market.

The Company made two acquisitions during the year ended December 31, 2004 and continued to generate strong operating cashflow. Overall the Company generated sufficient earnings to offset its cash operating expenses but still ended the year in an overall net loss position. The Company's working capital improved from a deficit of $65,142 at December 31, 2003 to working capital of $285,185 at December 31, 2004 the working capital ratio improved from .93 to 1.04.

Included in assets at December 31, 2004 was $104,189 due from related parties that has no particular payment terms and can be extended by mutual consent of parties friendly to the Company.

The Company's ability to ability to raise funds by issuing equity has since 2004 been severely diminished due to the depressed valuation of the Company' stock. Management believes that the Company still possesses the ability to issue common equity in private placements in order to provide additional liquidity. Management also is confident that many of the future acquisitions will be completed utilizing primarily the Company's common stock. The Company is also trying to restructure its working capital financing into one combined facility administered closer to Company's executive offices in Toronto. Lastly, management is in discussions with investment bankers in order to develop a longer term relationship for purposes of future offerings of debt and equity.

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

                                        Total      Short-term     1-3 years     4-5 years
Notes payable (principal portion)       243,093       196,645        46,448            --
Notes payable (interest portion)         36,988        29,921         7,067            --
                                      ---------------------------------------------------
                                        280,081       226,566        53,515            --
Premise lease                           759,222       281,273       473,975         3,974
Management fee                          560,000       420,000       140,000            --
                                      ---------------------------------------------------
                                      1,599,303       927,839       667,490         3,974
                                      ===================================================

In addition the Company is contractually obligated as follows:

      1. To pay $35,000 monthly management fees to a related party for executive services. The initial one year term of the agreement expired on April 30, 2004. Under the terms of the agreement the term would automatically renew for a two year period after the first year, unless either party provided written notice of cancellation prior to 60 days of expiration of the initial term. Neither party provided written notice of cancellation prior to the expiration of the initial term.

      2. To issue up to 183,333 shares of its common stock under warrants exercisable at $2.00 per share.

Controls and Procedures

The Company maintains a system of disclosure controls and procedures that is designed to provide reasonable assurance that information, which is required to be disclosed, is accumulated and communicated to management in a timely manner. Management has concluded that the disclosure controls and procedures are effective at the reasonable assurance level as of the date of this report and that the system is operating in an effective way to ensure appropriate and timely disclosure.

The term "disclosure controls and procedures" means controls and other procedures of this Company that are designed to ensure that information required to be disclosed by this Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (15 U.S.C. 78a et seq.) (the "Act") is recorded, processed, summarized and reported, within the time periods specified in the U.S. Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by this Company in the reports that it files or submits under the Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 7. Financial Statements

                        WIRELESS AGE COMMUNICATIONS, INC.

                  REPORT AND CONSOLIDATED FINANCIAL STATEMENTS

                           December 31, 2004 and 2003

                             (Stated in US Dollars)

                    REPORT OF INDEPENDENT REGISTERED AUDITORS

To the Stockholders,
Wireless Age Communications, Inc.

We have audited the accompanying consolidated balance sheets of Wireless Age Communications, Inc. and subsidiaries as of December 31, 2004 and 2003 and the related consolidated statements of operations, cash flows and stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wireless Age Communications, Inc. and subsidiaries as of December 31, 2004 and 2003 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

Toronto, Canada                                       "MINTZ & PARTNERS LLP"
March 24, 2005

                        WIRELESS AGE COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2004 and 2003
                             (Stated in US Dollars)

--------------------------------------------------------------------------------

                                           ASSETS                            2004              2003
                                           ------                            ----              ----
Current
   Cash and cash equivalents                                            $    800,120      $         --
   Receivables - Note 3                                                    1,883,671         1,476,544
   Inventory                                                               1,337,755         1,385,069
   Investments - Note 5                                                           --         1,898,101
   Prepaid expenses                                                          111,425           279,710
                                                                        ------------      ------------
                                                                           4,132,971         5,039,424

Due from related parties - Note 10                                           104,189                --
Loan receivable - Note 4                                                     194,130                --
Property, plant and equipment - Note 6                                       405,220           413,421
Investments - Note 5                                                           4,725                --
Intangible assets - Note 7                                                 1,388,163         1,743,144
Goodwill - Note 7                                                          2,976,032         2,855,597
                                                                        ------------      ------------
                                                                        $  9,205,430      $ 10,051,586
                                                                        ============      ============

                                       LIABILITIES
Current
   Bank indebtedness                                                    $         --      $     64,306
   Accounts payable and accrued liabilities - Notes 8                      3,637,210         2,670,817
   Customer deposits                                                          13,931             8,858
   Due to related parties - Note 10                                               --            73,723
   Current portion of long-term debt - Note 9                                196,645         2,286,862
                                                                        ------------      ------------
                                                                           3,847,786         5,104,566
Long-term debt - Note 9                                                       46,448           251,085
Non-controlling interest                                                      25,198            47,327
                                                                        ------------      ------------
                                                                           3,919,432         5,402,978
                                                                        ------------      ------------

                                   STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value
   10,000,000 shares authorized, none outstanding                                 --                --
Common stock, $0.001 par value - Note 11
   100,000,000 shares authorized
   23,544,846 shares outstanding (2003: 19,574,104)                           23,545            19,574
Additional paid-in capital                                                 7,376,224         4,741,850
Accumulated deficit                                                       (2,250,908)         (207,536)
Other comprehensive income                                                   137,137            94,720

                                                                           5,285,998         4,648,608
                                                                        ------------      ------------

                                                                        $  9,205,430      $ 10,051,586
                                                                        ============      ============

                             SEE ACCOMPANYING NOTES

                        WIRELESS AGE COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 for the years ended December 31, 2004 and 2003
                             (Stated in US Dollars)

--------------------------------------------------------------------------------

                                                                        2004               2003
                                                                        ----               ----
Product:
  Sales - products                                                  $ 12,600,027       $  7,111,822
  Cost of goods sold - products                                       10,193,366          5,411,072
                                                                    ------------       ------------
Gross profit - products sales                                          2,406,661          1,700,750
Activation commission and residual revenues                            2,609,134          2,156,747
Gross profit                                                           5,015,795          3,857,497
Selling and administrative expenses                                    5,072,689          3,616,350
                                                                    ------------       ------------
Earnings loss from operations                                            (56,894)           241,147
                                                                    ------------       ------------
Amortization                                                             239,312            249,223
Interest expense                                                         102,076            100,294
                                                                    ------------       ------------
Loss before under-noted items                                           (398,282)          (108,370)
                                                                    ------------       ------------

Other expenses (income)
   Foreign exchange losses (gains)                                       (57,153)            84,951
   Non-operating interest expense, net  - Note 12                        131,580                 --
   Loss on investments, net - Note 14                                    138,572                 --
   Write down of goodwill and intangible assets - Note 7               1,216,146                 --
   Loss on termination of acquisition - Note 13                          179,635                 --
   Management fees                                                            --            (39,973)
                                                                    ------------       ------------
                                                                       1,608,780             44,978
                                                                    ------------       ------------

Loss before share of loss from equity accounted investment and
non-controlling interest                                              (2,007,062)          (153,348)

Share of loss of equity accounted investment - Note 5                     34,775                 --
                                                                    ------------       ------------

Loss before non-controlling interest                                  (2,041,837)          (153,348)

Non-controlling interest                                                  (1,535)            16,041
                                                                    ------------       ------------

Loss for the year                                                   $ (2,043,372)      $   (137,307)
                                                                    ============       ============

Loss per share                                                      $      (0.09)      $      (0.01)
                                                                    ============       ============

Weighted average number of common shares outstanding                  21,776,481         17,537,022
                                                                    ============       ============

                             SEE ACCOMPANYING NOTES

                        WIRELESS AGE COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 for the years ended December 31, 2004 and 2003
                             (Stated in US Dollars)

--------------------------------------------------------------------------------

                                                                   2004              2003
                                                                   ----              ----
Operating Activities
   Net loss for the year                                       $(2,043,372)      $  (137,307)
   Items not involving cash:
     Amortization of property, plant and equipment                 239,312           249,223
     Loss on investments                                           138,572                --
     Write down of intangible assets and goodwill                1,216,146                --
     Equity accounted investment                                    34,775                --
     Foreign exchange loss/(gain)                                  (57,153)           84,951
     Warrants issued for consulting services provided                2,538             7,612
     Common stock issued for consulting services provided          125,625            88,200
     Non-controlling interest                                        1,535           (16,041)
                                                               -----------       -----------
                                                                  (342,022)          276,638
                                                               -----------       -----------

   Changes in operating assets and liabilities:
     Accounts receivable                                          (454,103)         (791,960)
     Inventory                                                     410,973          (937,383)
     Prepaid expenses                                              185,079          (269,402)
     Accounts payable and accrued liabilities                      844,446         2,090,787
     Income taxes payable                                               --           (45,481)
     Customer deposits                                               5,073               556
                                                               -----------       -----------
Cash used in operating activities                                  649,446           323,755
                                                               -----------       -----------

Investing Activities
   Purchase of marketable securities                              (219,500)       (1,870,000)
   Proceeds on disposal of marketable securities                 2,708,255                --
   Investment in loan receivable                                  (194,130)               --
   Cash acquired in acquisitions                                   309,941                --
   Proceeds on disposal of subsidiary                              320,381                --
   Additions to property, plant and equipment                     (237,201)         (342,502)
                                                               -----------       -----------
Cash provided by (used in) investing activities                  2,687,746        (2,212,502)
                                                               -----------       -----------

Financing Activities
   Repayment of long-term debt                                   2,294,854         1,804,786
   Increase in due to related parties                             (177,912)           (2,355)
   Issuance of share capital                                            --           225,000
   Decrease in bank indebtedness                                   (64,306)         (138,684)
                                                               -----------       -----------
Cash provided by (used in) financing activities                 (2,537,072)        1,888,747
                                                               -----------       -----------

Increase (decrease) in cash during the year                        800,120                --

Cash, beginning of the year                                             --                --
                                                               -----------       -----------
Cash, end of the year                                          $   800,120       $        --
                                                               ===========       ===========

The Company paid cash interest of $287,656 and $101,102 during fiscal years 2004 and 2003 respectively. The Company did not pay cash income taxes in neither of fiscal years 2004 or 2003.


                             SEE ACCOMPANYING NOTES

Non-cash activities:

During 2004 the Company issued:

      o 1,000,000 shares of its common stock in exchange for the retraction of the preferred shares of a wholly owned subsidiary.

      o 412,500 shares of its common stock to acquire an additional investment in RELM debentures with a face value of $550,000.

      o 125,000 shares of its common stock for consulting services provided valued at $125,625. The term of the consulting agreement is six months and the Company has amortized $104,688 of the cost up to and including December 31, 2004.

      o 1,325,000 shares of its common stock as consideration for the purchase of an operating subsidiary with net assets valued at $1,136,320 and in the same transaction issued 150,563 shares of its common stock as consideration for the repayment of the shareholder loans valued at $184,818.

      o 700,000 shares of its common stock as consideration for the purchase of an operating subsidiary with net assets valued at $491,750.

      o 18,000 shares of its common stock for consulting services provided valued at $12,163. The term of the consulting agreement is six months and the Company has amortized $3,535 of the cost up to and including December 31, 2004.

      o 189,679 shares of its common stock to acquire an additional investment in Wireless Canada.

      o 50,000 shares of its common stock as earnout consideration for the purchase of an operating subsidiary.

During 2003 the Company issued:

      o 120,000 shares of its common stock for consulting services provided valued at $151,200. The term of the consulting agreement is six months and the Company has amortized $88,200 of the cost up to and including December 31, 2003.

      o 1,500,000 shares of its common stock for an operating subsidiary having net assets at fair value of $390,000.

      o 1,500,000 shares of its common stock for business assets at fair value of $960,000.

      o 1,000,000 shares of its common stock and preferred shares of a subsidiary which are exchangeable into 1,000,000 shares of its common stock for an operating subsidiary having net assets at fair value of $2,740,000.

      o warrants to purchase 100,000 common shares at $2.00 per share as partial consideration for consulting services provided. The services provided prior to December 31, 2003 were valued at $88,200.

                             SEE ACCOMPANYING NOTES

                        WIRELESS AGE COMMUNICATIONS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 for the years ended December 31, 2004 and 2003
                             (Stated in US Dollars)
--------------------------------------------------------------------------------


                                                     Common Shares       Additional
                                                -----------------------   Paid-in     Comprehensive
                                                 Number      Par Value     Capital        Income        Deficit        Total
                                                 ------      ---------     -------        ------        -------        -----
Balance, December 31, 2002                      15,304,104  $    15,304  $   272,308    $    (8,034)  $   (70,229)  $   209,349
                                               -----------  -----------  -----------    -----------   -----------   -----------

Capital stock issued to acquire subsidiary       1,500,000        1,500      388,500             --            --       390,000

Capital stock issued to acquire trade-name       1,500,000        1,500      958,500             --            --       960,000

Capital stock issued to acquire subsidiary       1,000,000        1,000    2,739,000             --            --     2,740,000

Capital stock issued for consulting
services provided                                  120,000          120      151,080             --            --       151,200

Capital stock and warrants issued in private
placement                                          150,000          150      224,850             --            --       225,000

Warrants to purchase capital stock issued for
consulting services provided                            --           --        7,612             --            --         7,612

Adjustment arising from unrealized marketable
securities gain                                         --           --           --         24,244            --        24,244

Foreign currency translation adjustment                 --           --           --         78,510            --        78,510

Net loss for the year                                   --           --           --             --      (137,307)     (137,307)
                                               -----------  -----------  -----------    -----------   -----------   -----------
Balance, December 31, 2003                      19,574,104  $    19,574  $ 4,741,850    $    94,720   $  (207,536)  $ 4,648,608
                                               ===========  ===========  ===========    ===========   ===========   ===========

                             SEE ACCOMPANYING NOTES

                        WIRELESS AGE COMMUNICATIONS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
                 for the years ended December 31, 2004 and 2003
                             (Stated in US Dollars)
--------------------------------------------------------------------------------


                                                     Common Shares       Additional
                                                -----------------------   Paid-in     Comprehensive
                                                 Number      Par Value     Capital        Income        Deficit        Total
                                                 ------      ---------     -------        ------        -------        -----
Balance, December 31, 2003                      19,574,104  $    19,574  $ 4,741,850  $    94,720     $  (207,536)  $ 4,648,608

Issuance of common stock for retraction of
preferred stock of wholly owned subsidiary       1,000,000        1,000       (1,000)          --              --            --

Capital stock issued to acquire investments        412,500          412      549,588           --              --       550,000

Warrants to purchase capital stock issued for
consulting services provided                            --           --        2,538           --              --         2,538

Capital stock issued for consulting services
provided                                           125,000          125      125,500           --              --       125,625

Capital stock issued to acquire subsidiary       1,325,000        1,325    1,134,995           --              --     1,136,320

Capital stock issued to repay shareholder
loans of acquired subsidiary                       150,563          151      184,818           --              --       184,969

Capital stock issued to acquire subsidiary         700,000          700      491,050           --              --       491,750

Capital stock issued for consulting services
provided                                            18,000           18       12,145           --              --        12,163

Capital stock issued to acquire additional
investment in subsidiary                           189,679          190      115,457           --              --       115,647

Capital stock issued to acquire investment
in subsidiary                                       50,000           50       19,283           --              --        19,333

Foreign currency translation adjustment                 --           --           --       42,417              --        42,417

Net loss for the year                                   --           --           --           --      (2,043,372)   (2,043,372)
                                               -----------  -----------  -----------  -----------     -----------   -----------
Balance, December 31, 2004                      23,544,846  $    23,545  $ 7,376,224  $   137,137     $(2,250,908)  $ 5,285,998
                                               ===========  ===========  ===========  ===========     ===========   ===========

                             SEE ACCOMPANYING NOTES

                        WIRELESS AGE COMMUNICATIONS, INC.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2004 and 2003
                             (Stated in US Dollars)

--------------------------------------------------------------------------------

Note 1 Nature of Operations

      The Company, through its 94% owned subsidiary, Wireless Age Communications Ltd. ("Wireless Canada") is in the business of operating retail cellular and telecommunications outlets in cities in western Canada, and through its wholly owned subsidiaries Wireless Source Distribution Ltd. ("Wireless Source"), Prime Wireless Corporation ("Prime Wireless"), Prime Battery Products Limited ("Prime Battery") and Marlon Distributors Ltd. ("Marlon") is in the business of distributing prepaid phone cards, wireless accessories and various battery and ancillary electronics products in Canada. Wireless Canada was acquired on October 8, 2002, Prime Wireless was acquired on March 13, 2003, Wireless Source was acquired on September 19, 2003, Marlon was acquired on July 30, 2004 and Prime Battery was acquired on September 16, 2004. Prior to the acquisition of Wireless Canada, the Company was characterized as a pre-exploration stage company and had an option to purchase a mining lease in the State of Utah, United States of America. This option agreement was in default and the Company terminated the lease. Consequently, the Company is no longer in the mineral and exploration business.

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

      Use of Estimates

      The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results may differ from these amounts.

      Consolidated Financial Statements

      The consolidated financial statements include the accounts of the Company, its wholly-owned inactive subsidiaries DB Sim Holdings Ltd. ("DB Sim") and 1588102 Ontario Inc. ("1588102"), its wholly owned operating subsidiaries Prime Wireless, Wireless Source, Prime Battery, Marlon and its 94% owned subsidiary, Wireless Canada. The company is incorporated under the laws of the state of Nevada. DB Sim, Wireless Canada and Wireless Source are incorporated under the laws of the province of Saskatchewan, Canada. Prime Wireless, Prime Battery and 1588102 are incorporated under the laws of the province of Ontario, Canada and Marlon is incorporated federally under the laws of Canada. All inter-company transactions

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2004 and 2003
(Stated in US Dollars) - Page 2

--------------------------------------------------------------------------------

      have been eliminated.

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

      Property, plant and equipment

      Property, plant and equipment are recorded at cost less accumulated amortization. Amortization is provided over estimated useful life of the assets using the following annual rates:

               Computer hardware                      30% declining balance
               Computer software                      2 years straight-line
               Equipment under capital lease          10 years straight-line
               Leasehold improvements                 5 years straight-line
               Office equipment                       10 years straight-line
               Rental equipment                       30% declining balance
               Shop tools / service equipment         10 years straight-line

      Property, plant and equipment are reviewed for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-lived Assets", which was adopted effective January 1, 2002. Under SFAS No. 144, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, which the carrying value of the asset exceeds the fair value.

      Investments

      Investments are recorded as available for sale marketable securities, held to maturity investments or investments in entity under significant influence.

      Available for sale marketable securities are recorded at fair value and unrealized gains and losses, net of tax are recorded separately in stockholders' equity. Realized gains or losses and other than temporary declines in value are reported in other income or expense as incurred.

      Held to maturity investments are recorded at cost.

      Investments in entity under significant influence are reported using the equity basis for accounting.

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2004 and 2003
(Stated in US Dollars) - Page 3

--------------------------------------------------------------------------------

      Acquisitions and Business Combinations

      The Company accounts for acquisitions and business combinations under the purchase method of accounting. The Company includes the results of operations of the acquired business from the acquisition date. Net tangible and intangible assets of the companies acquired are recorded at their fair value at the acquisition date. The excess of the purchase price over the fair value of net assets acquired are included as goodwill in intangible assets in the accompanying consolidated balance sheets.

      Intangibles, Goodwill and Other Assets

      The Company annually reviews all of its long-lived assets, including goodwill and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable based on undiscounted cash flows. Factors the Company considers important that could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company's overall business, and significant negative industry or economic trends and the current fair market value if available. When management determines that an impairment review is necessary based upon the existence of one or more of the above indicators of impairment, the Company measures any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model. Significant judgement is required in the development of projected cash flows for these purposes including assumptions regarding the appropriate level of aggregation of cash flows, their term and discount rate as well as the underlying forecasts of expected future revenue and expense. To the extent that events or circumstances cause assumptions to change, charges may be required which could be material.

      Residual premiums are amounts paid for future residual revenue of retail cellular and telecommunications subscriber business recorded at cost less accumulated amortization. Amortization is provided for on a straight-line basis over five years. Agency fees are amortized over the term of the related agreement (ten years) on a straight line basis.

      The Company follows SFAS No 142, "Goodwill and Other Intangible Assets". SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under prescribed conditions) for impairment in accordance with this statement. If the carrying amount of the reporting unit's goodwill or indefinite-lived intangible assets exceeds the implied fair value, an impairment loss is recognized for an amount equal to that excess. Intangible assets that do not have indefinite lives are amortized over their useful lives. The adoption of SFAS No. 142 did not impact the results of operations or financial position because the Company had no goodwill or indefinite-lived intangible assets at the date of adoption.

      Fair Value of Financial Instruments

      The carrying value of receivables, bank indebtedness, accounts payable and accrued liabilities income taxes payable and customer deposits approximates fair value because of the short maturity of these instruments. The carrying value of long-term debt and due to and from

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2004 and 2003
(Stated in US Dollars) - Page 4

--------------------------------------------------------------------------------

      related parties also approximates fair value. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risk arising from these financial instruments.

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

      Basic and Diluted Earnings (Loss) Per Share

      The Company reports loss per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic loss per share is computed using the weighted average number of shares outstanding during the year. Diluted earnings per share includes the potentially dilutive effect of outstanding common stock options and warrants which are convertible to common shares. Diluted loss per share is not presented as results would be "anti-dilutive".

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

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2004 and 2003
(Stated in US Dollars) - Page 5

--------------------------------------------------------------------------------

      Advertising and Marketing Costs

      The company expenses the costs of advertising and marketing as incurred. The Company incurred $268,304 and $333,176 of advertising and marketing expenses during the years ending December 31, 2004 and 2003, respectively.

Note 3 Receivables

                                          2004          2003
                                          ----          ----
      Accounts receivable - trade      $ 2,012,367   $ 1,541,984
      Allowance for doubtful accounts     (128,696)      (65,440)
                                       -----------   -----------
                                       $ 1,883,671   $ 1,476,544
                                       ===========   ===========

Note 4 Loan Receivable

      On July 26, 2004, the Company announced that it agreed to fund the development of the Knowlton Pass Electronics Inc. business plan. Under the agreement the Company agreed to fund the project through monthly draws of no more than $80,000 (CAD$100,000). As of December 31, 2004, the Company advanced $194,130 to Knowlton Pass. The Company also has the option, but not the obligation, to acquire all the issued and outstanding common shares of Knowlton Pass for 540,000 shares of the Company's common stock at any time before March 31, 2005. If the option is not exercised Knowlton Pass may transfer title to all the assets of the business to the Company or renegotiate repayment terms of the loan. The renegotiated loan must be repaid within one year.

Note 5 Investments

      Available for Sale Securities

      In 2000, the Company acquired 18,100 common shares of Globetech Ventures Corp. (symbol - GTVCF), an entity publicly listed on OTCBB stock exchange for $61,514 (CAD$79,754) cash. The market value of these securities declined during 2000, 2001 and the Company recorded a loss on these securities. At December 31, 2003, the Company has valued these securities at $28,101 (CAD$36,431) based on a closing share price of $1.53 (CAD$2.0128). On January 16, 2004, the Company disposed of 18,100 shares of Globetech Ventures Corp. (symbol - GTVCF) for net proceeds of $38,255 (CAD$49,598) and realized a gain on marketable securities of $34,492 (CAD$44,598) (Note 14) of which $24,294 was transferred from the unrealized holding gain reported in the previous year.

      During 2004 the Company acquired 6,000,000 common shares of Pivotal Self Service Technologies Inc. for $0.03 per share. Prior to December 31, 2004 all of the shares were disposed of for $0.07. The Company realized a gain of $240,000 on this investment.

      Held to Maturity Investment

      On December 31, 2003, the Company acquired $1,700,000 in outstanding principal amount of

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2004 and 2003
(Stated in US Dollars) - Page 6

--------------------------------------------------------------------------------

      8% Convertible Promissory Notes of RELM Wireless Corporation a publicly traded entity listed on the NASD Over-the-Counter-Bulletin-Board for a cash payment of $1,870,000. During 2004 the Company acquired an additional $550,000 of promissory notes in exchange for 412,500 common shares. The notes matured on December 31, 2004 and the proceeds of $2,250,000 were used to pay off the secured promissory note payable. A loss of $170,000 (Note 14) was recorded on the disposition of the RELM convertible promissory note.

      Equity under significant influence

      On October 1, 2004 the Company acquired 4,460,000 common shares of Azonic Corporation. (symbol - AZOI), an entity publicly listed on OTCBB stock exchange for $39,500. At December 31, 2004 the Company owned 16.47% of the issued common stock. Since the Company does not control Azonic it was not necessary to include the operating results of Azonic in the consolidated statements. However, the Company does have significant influence over Azonic due to the fact that the companies share similar directors and management. Therefore it was determined that the operating results of Azonic need to be reported in the Company's records on an equity basis.

      Azonic reported a net loss of $195,618 for the three months ended December 31, 2004. The Company reported its share of the loss as follows:

                 Investment (at cost)                 $ 39,500
                 Share of net loss since acquisition   (34,775)
                                                      --------
                 Net investment in subsidiary         $  4,725
                                                      ========

Note 6 Property plant and equipment

                                                     2004                     2003
                                    -------------------------------------  ----------
                                                 Accumulated
                                        Cost     Amortization      Net         Net
                                        ----     ------------      ---         ---
      Computer hardware              $   50,531  $     37,493  $   13,038  $    1,909
      Computer software                  35,333        32,722       2,611       8,971
      Equipment under capital lease     137,631       100,589      37,042      47,103
      Leasehold improvements            621,265       483,324     137,941     159,670
      Office equipment                  303,602       173,111     130,491     110,358
      Rental equipment                  234,188       159,020      75,168      84,076
      Shop tools and service equip       35,546        26,617       8,929       1,334
                                     ----------  ------------  ----------  ----------
                                     $1,418,096  $  1,012,876  $  405,220  $  413,421
                                     ==========  ============  ==========  ==========

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2004 and 2003
(Stated in US Dollars) - Page 7

--------------------------------------------------------------------------------

Note 7 Intangible Assets and Goodwill

                                                           2004                     2003
                                            ------------------------------------  ----------
                                                        Accumulated
                                               Cost     Amortization      Net         Net
                                               ----     ------------      ---         ---
      Residual Premiums                     $  850,704  $    670,275  $  180,429  $  248,142
      MTS Agency Fee                           266,223       118,968     147,255     161,202
      Midland trade-name, Vertex
      Standard distribution and supply
      agreements                               284,500            --     284,500     284,500
      A.C. Simmonds & Sons trade-name,
      customer lists and relationships
                                                    --            --          --     288,300
      iMobile trade-name, customer lists
      and relationships                        761,000            --     761,000     761,000
      Distribution rights                       16,640         1,661      14,979          --
      Goodwill                               2,976,032            --   2,976,032   2,855,597
                                            ----------  ------------  ----------  ----------
                                            $5,155,099  $    790,904  $4,364,195  $4,598,741
                                            ==========  ============  ==========  ==========

      In accordance with SFAS No 142, "Goodwill and Other Intangible Assets" the intangible assets were reviewed for impairment on an annual basis. As a result of the Company's analyses a portion of goodwill was determined to be impaired and was written down by $844,651 to $2,976,032 (during the current period the Company recorded an increase in goodwill of $965,086 as result of acquisitions - see Note 18). It was also determined that the intangible assets associated with the A.C. Simmonds & Sons customer lists were impaired and they were also written down by $371,495 to zero (during the current year the Company recorded an increase in this intangible asset of $83,195). It was determined by the Company that the remaining intangible assets and goodwill are not impaired and have retained their value and accordingly no further write down was required.

      On November 29, 2004 the Company sold the "Midland" trademark in exchange for a minimum royalty stream of $500,000 over 5 years. The Company had not placed a value on the trademark nor did it record a gain on the disposal. The Company will record income as and when royalties are earned and collected.

      During 2003 and 2004 the Company pre-paid royalties and incurred expenses in order to obtain a licensing agreement with Marvel to distribute flashlights with the likenesses of certain comic book heros. By December 31, 2004 the Company is no longer pursuing this line of business and therefore all prepaid expenses and intangible assets have been expensed.

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2004 and 2003
(Stated in US Dollars) - Page 8

--------------------------------------------------------------------------------

Note 8 Accounts Payable and Accrued Liabilities


                                                                              2004          2003
                                                                              ----          ----
      Accounts payable - trade                                            $ 3,518,210   $ 2,545,787
      Accrued liabilities                                                     119,000       125,030
                                                                          -----------   -----------
                                                                          $ 3,637,210   $ 2,670,817
                                                                          ===========   ===========

Note 9 Long-term Debt

                                                                              2004          2003
                                                                              ----          ----
      Agency fee repayable in semi-annual payments of
       $25,600 (CDN$32,000) (principal CDN$69,387)
       including interest at 4.4% per annum, unsecured.                   $    57,726   $   105,144

      Note payable in monthly payments of $6,427 (CDN$8,333) (principal
       CDN$0) plus interest at bank prime plus 2.5% per
       annum secured by assets of the company                                      --       102,840

      Note payable, secured by common shares of Wireless Canada, repayable in one instalment payment of $61,704 (CDN$80,000) on
       April 30, 2003 and the balance in monthly instalment payments of
       $9,000 (CDN$11,244) commencing June 1, 2003 including interest at
       6% per annum (principal CDN$183,227).                                  152,436       233,876

      Note payable, secured by common shares of Wireless Canada, non-interest bearing and repayable in monthly instalments of
       $10,945 (CDN$13,542) (principal CDN$0).
                                                                                   --        62,282

      Subordinated loan payable, unsecured, bearing interest at 12% per annum and repayable in monthly amounts of $6,106 (CDN$7,916)
       commencing May 31, 2003 (principal
       CDN$39,583).                                                            32,931       103,805

      Secured  promissory  note  payable,  bearing  interest at 8% per
      annum and due and payable on December 31, 2004. (Note - 5)                   --     1,930,000
                                                                          -----------   -----------
                                                                              243,093     2,537,947
      Less:  current portion:                                                (196,645)   (2,286,862)
                                                                          -----------   -----------
                                                                          $    46,448   $   251,085
                                                                          ===========   ===========

The estimated repayments including principal and interest due in each of the next five years are

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2004 and 2003
(Stated in US Dollars) - Page 9

--------------------------------------------------------------------------------

      as follows:

                 2005                                     $ 264,000
                 2006                                        57,000
                 2007                                            --
                 2008                                            --
                 2009                                            --
                                                          ---------
                                                          $ 321,000
                 Less estimated interest portion            (77,907)
                                                          ---------
                                                          $ 243,093
                                                          =========

Note 10 Due (to)/from Related Parties

                                                                       2004             2003
                                                                       ----             ----
      Amounts owing (to)/from companies with common
      Directors and/or common management, unsecured,
      non-interest bearing with nospecific terms of repayment        $ 184,237       $  27,347

      Amounts owing (to)/from a director of a subsidiary of the
      Company, unsecured, non-interest bearing and due on
      Demand                                                           (68,934)       (101,070)

      Due to corporate shareholder, unsecured, non-interest
      bearing and due on demand                                        (29,944)             --

      Other amounts owing (to)/from  related parties                    18,830              --

                                                                     $ 104,189       $ (73,723)

Note 11 Capital Structure

      Capital Stock

      The Company is authorized to issue up to 100,000,000 common shares.

      Voting Rights

      The holders of shares of common stock are entitled to receive notice of, attend and vote at all meetings of stockholders. Each share of common stock carries one vote at such meetings.

      Warrants

      The following is a summary of warrant activity for 2004 and 2003:

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2004 and 2003
(Stated in US Dollars) - Page 10

--------------------------------------------------------------------------------

                                                       Number of Shares to
                                                          Purchase under
                                                             Warrants                 Expiry Date
      Balance, December 31, 2002                                    --
                                                               -------
      Issued                                                   250,000        Between September 30, 2005
                                                                              and October 15, 2006
      Exercised                                                     --
                                                               -------
      Balance, December 31, 2003                               250,000
      Issued                                                        --
      Cancelled                                                (66,667)
      Exercised                                                     --
                                                               -------
      Balance, December 31, 2004                               183,333
                                                               =======

      Warrants outstanding at December 31, 2004 are summarized as follows:

          Number         Price        Year of Issue    Vesting Period    Term

           33,333      $  2.00            2003             vested       2 years
          150,000         2.00            2003             vested       3 years
         --------
          183,333
         ========

      Should all exercisable warrants as of December 31, 2004 be exercised, the total additional consideration available to the Company is approximately $300,000. A maximum of 183,333 common shares would be issued.

      In 2003, warrants to purchase 150,000 common shares were issued pursuant to a private placement to three directors of the Company.

      Stock Options

      The Company does not have a Stock Option plan.

      1588102 Ontario Inc. Preferred Shares

      During 2003, 1588102 Ontario Inc., a wholly owned subsidiary of the Company, issued 1,000,000 preferred shares of 1588102 Ontario Inc. to a related party as part of an acquisition (note 18). The preferred shares are exchangeable into 1,000,000 shares (plus any declared but unpaid dividends) of the Company's common stock on of before September 19, 2008. During 2004, these preferred shares were exchanged for 1,000,000 common shares.

Note 12 Non-operating interest expense, Net
Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2004 and 2003
(Stated in US Dollars) - Page 11

--------------------------------------------------------------------------------

                                                                           2004        2003
                                                                           ----        ----
      Interest expense on secured promissory note payable                 185,580          --
      Amortization of financing fee on secured promissory note payable    160,000          --
      Interest income on 8% convertible  subordinated  promissory note
      receivable                                                         (214,000)         --
                                                                        ---------   ---------
                                                                        $ 131,580   $      --
                                                                        =========   =========

Note 13 Loss on Termination of Acquisition

      Effective March 10, 2005 the Company terminated acquisition discussions with the shareholders of 479645 Alberta Ltd. and wrote off all costs incurred with the proposed acquisition in 2004. The Company has provided $50,000, for incremental costs incurred after December 31, 2004, associated with the proposed acquisition.

                                                                           2004        2003
                                                                           ----        ----
      Write off of acquisition deposit                                  $  83,195   $      --
      Transaction legal and accounting costs                               96,440          --
                                                                        ---------   ---------
                                                                        $ 179,635   $      --
                                                                        =========   =========

Note 14 Loss on Investments, Net

                                                                           2004        2003
                                                                           ----        ----
      Loss on investment in RELM debenture                              $ 170,000   $      --
      Legal fees associated with RELM merger proposal                      50,912   $      --
      Gain on disposal of Globetech Ventures Corp. common shares        $ (34,492)         --
      Gain on  disposal  of Pivotal  Self  Service  Technologies  Inc.
      common shares (Note 5)                                             (240,000)         --
      Loss on termination of licensing agreement (Note 7)                 144,563          --
      Miscellaneous licensing costs (Note 7)                               47,589          --
                                                                        ---------   ---------
                                                                        $ 138,572   $      --
                                                                        =========   =========

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2004 and 2003
(Stated in US Dollars) - Page 12

--------------------------------------------------------------------------------

Note 15 Commitments

      Premise Leases

      The Company leases its premises under agreements requiring aggregate minimum payments over the next five years as follows:

                  2005                              $278,473
                  2006                               188,067
                  2007                               154,427
                  2008                               131,481
                  2009                                 3,974
                                                    --------
                                                    $756,422
                                                    ========

Note 16 Income Taxes

      The following table summarizes the significant components of the Company's deferred tax assets:

                                                         2004        2003
                                                         ----        ----
      Deferred Tax Assets
        Non-capital loss carryforward                 $ 200,000   $ 110,000
        Capital assets - temporary timing difference    (35,000)    (20,000)
        Other assets - temporary timing difference       72,000      56,000
                                                      ---------   ---------
      Gross deferred tax assets                         237,000     146,000
      Valuation allowance for deferred tax asset       (237,000)   (146,000)
                                                      ---------   ---------
                                                      $      --   $      --
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

      No current provision for income taxes has been provided in these financial statements due to the net loss. At December 31, 2004 the Company has net operating loss carryforwards, which expire commencing in 2021, totalling approximately $540,000, the benefit of which has not been recorded in the financial statements.

Note 17 Related Party Transactions

      During the years ended December 31, 2004 and 2003, the Company incurred the following expenses charged by directors of the Company and its subsidiaries and companies with common directors:

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2004 and 2003
(Stated in US Dollars) - Page 13

--------------------------------------------------------------------------------

                                               2004                 2003
                                               ----                 ----

      Sales                                 $  238,115          $   15,490
      Management fees                               --              39,973
                                            ----------          ----------
                                            $  238,115          $   55,463
                                            ==========          ==========

      Cost of goods sold                    $  386,243          $  523,793
      Management fees                          430,592             343,823
      Wages and benefits                       147,120              65,184
      Travel & Meals                            60,045              25,383
                                            ----------          ----------
                                            $1,024,000          $  958,183
                                            ==========          ==========

      All transactions involving due to related parties were recorded at the carrying values which reflected the approximate fair market values.

Note 18 Business Acquisitions

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
                                                                  ========

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2004 and 2003
(Stated in US Dollars) - Page 14

--------------------------------------------------------------------------------

      Included in the fair value is the total amount of $395,837, of which $284,500 has been assigned to intangible assets that are not subject to amortization and represents mainly the Vertex Standard Agreement, customer lists, certain non-contractual customer and supplier relationships. The
      Company did not assign any value to intangible assets subject to amortization

      The $111,337 of goodwill was assigned to the Wholesale segment. The Company expects to deduct 100% of this amount for tax purposes. See Note 7 for determination of goodwill impairment at December 31, 2004.

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

      The business combination is accounted for using the purchase method. The fair value of the assets and liabilities acquired are as follows:

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2004 and 2003
(Stated in US Dollars) - Page 15

--------------------------------------------------------------------------------

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

      The $2,072,560 of goodwill was assigned to the wholesale segment. The Company expects to deduct 100% of this amount for tax purposes. See Note 7 for determination of goodwill impairment at December 31, 2004.

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

      The business combination is accounted for using the purchase method. The fair value of the assets and liabilities acquired are as follows:

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2004 and 2003
(Stated in US Dollars) - Page 15

--------------------------------------------------------------------------------

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
                                                                  ========

      The excess of the purchase price over the net assets acquired has been allocated to an intangible asset not subject to amortization representing the Canadian battery customer lists in the amount of $288,300. The Company did not assign any value to intangible assets that are subject to amortization. The $671,700 of goodwill was assigned to the wholesale segment. The Company expects to deduct 100% of this amount for tax purposes. See Note 7 for determination of intangible asset impairment at December 31, 2004.

      Prime Battery Products Limited

      On September 16, 2004, the Company acquired all of the issued and outstanding shares of Prime Battery Products Limited and other net assets valued at $225,600 in exchange for 700,000 shares of the Company's common stock. The consolidated financial statements include the operating results of Prime Battery from the date of acquisition, September 16, 2004.

      Prime Battery holds a distribution and supply agreement with Shenzhen Konnoc who manufacturers battery products in China. As a result of the acquisition, the Company expects to further diversify the operations of the Company by growing the wholesale segment.

      As consideration the Company issued 700,000 shares of the Company's common stock and agreed to issue a further 200,000 shares subject to certain earnout provisions. Of this additional commitment of 200,000 shares the Company issued 50,000 common shares on November 30, 2004.The common shares issued under the acquisition were valued at the closing market price of the Company's common stock on date of each transaction, less a 33% discount due to the trading restrictions on the stock. The consolidated financial statements include the operating results of Prime Battery from September 16, 2004.

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2004 and 2003
(Stated in US Dollars) - Page 17

--------------------------------------------------------------------------------

      The business combination is accounted for using the purchase method. The fair value of the assets and liabilities acquired are as follows:

      Current assets                                              $   2,134
      Capital assets                                                  6,668
      Goodwill                                                      609,128
                                                                  ---------
                                                                    617,930
      Current liabilities                                           331,747
                                                                  ---------
      Net assets acquired at fair values                          $ 286,183
                                                                  =========
      Total consideration
         700,000 common shares                                    $ 492,450
         Less: Consideration allocated to purchase of net assets   (225,600)
         50,000 common shares                                        19,333
                                                                  ---------
                                                                  $ 286,183
                                                                  =========

      The $609,128 of goodwill was assigned to the wholesale segment. The Company expects to deduct 100% of this amount for tax purposes.

      Marlon Distributors Ltd.

      On July 30, 2004, the Company acquired all of the issued and outstanding shares of Marlon Distributors in exchange for 1,325,000 shares of the Company's common stock. The consolidated financial statements include the operating results of Marlon effective August 1, 2004. Marlon Distributors distributes land mobile radios in Western Canada. The Company plans to aggressively grow the Vertex Standard distribution business in the Marlon markets. The Company also repaid shareholder loans totalling $184,969 of Marlon Distributors with 150,563 common shares.

      The aggregate purchase price was $1,162,704 representing 1,325,000 common shares and acquisition costs of $26,384. The value of the shares was determined based on a 33% discount off the closing share trading price on the date of acquisition. The discount is intended to reflect the share trading restrictions placed on the stock.

      The business combination is accounted for using the purchase method. The fair value of the assets and liabilities acquired are as follows:

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2004 and 2003
(Stated in US Dollars) - Page 18

--------------------------------------------------------------------------------

      Current assets                                            $  767,856
      Capital assets                                                15,527
      Investment in subsidiary                                     320,381
      Goodwill                                                     263,976
                                                                ----------
                                                                 1,367,740
      Current liabilities                                          205,036
                                                                ----------
      Net assets acquired at fair values                        $1,162,704
                                                                ==========
      Total consideration
         1,325,000 common shares                                $1,136,320
         Acquisition costs                                          26,384
                                                                ----------
      Total consideration                                       $1,162,704
                                                                ==========

      The $263,976 of goodwill was assigned to the wholesale segment. The Company expects to deduct 100% of this amount for tax purposes.

      Wireless Age Communications Ltd.

      During 2004 the Company acquired common shares of Wireless Age Communications Ltd. representing an additional 5% of the issued common shares. The aggregate purchase price was $115,647 representing 189,679 common shares. The value of the shares was determined based on a 33% discount off the closing share trading price on the date of acquisition. The discount is intended to reflect the share trading restrictions placed on the stock.

      The business combination is accounted for using the purchase method. The allocation of the purchase price was as follows:

      Minority interest                                           $ 23,664
      Goodwill                                                      91,983
                                                                  --------
      Net assets acquired at fair values                          $115,647
                                                                  ========
      Total consideration
         189,679 common shares                                    $115,647
                                                                  ========

      The $91,983 of goodwill was assigned to the retail segment. The Company expects to deduct 100% of this amount for tax purposes.

Note 19 Economic dependence

      The Company's main source of income is derived from the sale of cellular phones and its related products and services. Its ability to continue viable operations is dependant upon maintaining its ability to act as an authorized sales agent for provincial telephone companies

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2004 and 2003
(Stated in US Dollars) - Page 19

--------------------------------------------------------------------------------

      including, SaskTel (Saskatchewan) and MTS (Manitoba). The following amounts are recorded in accounts receivable and revenue in the financial statements:

                                                  2004             2003
                                                  ----             ----
      Accounts receivable
        SaskTel                                $  526,721       $  398,208
        MTS                                       327,271          161,634
                                               ----------       ----------
                                               $  853,992       $  559,842
                                               ==========       ==========
      Revenue
        SaskTel                                $3,119,366       $2,496,172
        MTS                                     2,126,294        1,489,117
                                               ----------       ----------
                                               $5,245,660       $3,985,289
                                               ==========       ==========

Note 20 Segmented Information

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

                                                                            2004              2003
                                                                            ----              ----
      Revenues
        Retail - sale of tangible products                             $  6,144,381       $  5,448,029
        Retail - activation commissions and residual payments             2,609,134          2,156,747
        Wholesale - sale of tangible products                             6,693,755          1,740,989
        Elimination of inter-segment revenues                              (238,115)           (77,196)
                                                                       ------------       ------------
      Consolidated revenues                                            $ 15,209,161       $  9,268,569
                                                                       ============       ============
      Profit or Loss
        Retail                                                         $    473,092       $    669,264
        Wholesale                                                           (55,303)          (117,869)
      Unallocated amounts:
        Corporate costs (including related party management fees)        (2,459,626)          (704,743)
        Non-controlling interest                                             (1,535)            16,041
                                                                       ------------       ------------
      Consolidated loss                                                $ (2,043,372)      $   (137,307)
                                                                       ============       ============
      Assets
        Retail                                                         $  3,247,667       $  2,566,450
        Wholesale                                                         1,380,730            899,246
        Intangible assets and goodwill - retail                             419,667            409,344
        Intangible assets and goodwill - wholesale                        3,944,528          4,189,397
        Unallocated corporate assets                                        212,838          1,987,149
                                                                       ------------       ------------
      Consolidated assets                                              $  9,205,430       $ 10,051,586
                                                                       ============       ============

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2004 and 2003
(Stated in US Dollars) - Page 20

--------------------------------------------------------------------------------

Note 21 New Accounting Standards

      In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement No. 123(R), Share-Based Payments, which will require compensation costs related to share-based payment transactions to be recognized in the financial statements. As permitted by the predecessor Statement No. 123, we do not recognize compensation expense with respect to stock options we have issued because the option price was no greater than the market price at the time the option was issued. Statement 123(R) will be effective for us in our fiscal quarter beginning January 1, 2006. We have not completed an evaluation of the impact of adopting Statement 123(R).

      In November 2004, the FASB ratified the Emerging Issues Task Force ("EITF") consensus on Issue 03-13, "Applying the Conditions in Paragraph 42 of FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," in Determining Whether to Report Discontinued Operations, which is effective for us at the beginning of fiscal 2005. The adoption of this new pronouncement will not have a material impact on our financial position or results of operations.

      In November 2004, the FASB issued Statement No. 151, Inventory Costs, an amendment of ARB No. 43, Chapter 4, to clarify that abnormal amounts of idle facility expense, freight, handling costs and wasted material (spoilage) should be recognized as current period charges, and that fixed production overheads should be allocated to inventory based on normal capacity of production facilities. Statement No. 151 will be effective for our fiscal year beginning January 1, 2006, and its adoption will not have a material impact on our financial position or results of operations.

Note 22 Subsequent Events

      Acquisition of RELM Wireless Corporation Warrants

      On January 25, 2005, the Company acquired warrants to purchase 519,157 common shares of RELM Wireless Corporation, exercisable on a cashless basis on or before May 11, 2005 for a cash payment of $166,389 (CAD$200,000) from Simmonds Capital Limited.

      Acquisition of mmWave Technologies Inc. ("mmWave")

      On March 4, 2005, the Company acquired 100% of the outstanding common shares of mmWave in exchange for 4,500,000 common shares.

Note 23 Proforma Information

      The Company's historical statements of operations include the results of Prime Battery and Marlon subsequent to the acquisition dates of September 16, 2004 and July 31, 2004, respectively. The following unaudited pro forma financial information for the year ended December 31, 2004 presents the consolidated results of the Company as if the acquisitions of Prime Battery and Marlon had occurred at the beginning of 2003. This unaudited pro forma information for the year ended December 31, 2004 is not intended to be indicative of future operating results.

                                                2004              2003
                                                ----              ----
        Revenues                           $ 15,706,826      $ 11,852,558
                                           ------------      ------------
        Net loss                           $ (2,099,064)     $   (190,762)
                                           ============      ============
      Loss per share:
        Basic loss per share               $      (0.09)     $      (0.01)

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

On February 5, 2004, the Company dismissed Amisano Hanson, Chartered Accountants, ("Amisano Hanson") as its principal accountants. Such action had been previously approved by the Company's Board of Directors. Amisano Hanson's report on the financial statements of the Company for the period in which they served as auditors of the Company did not contain an adverse opinion or disclaimer of opinion, and were not modified as to audit scope or accounting principles. From the time of Amisano Hanson's appointment as the Company's auditors on January 22, 2001, through the date in change of auditors and as of the date of this report, there has been no disagreements with Amisano Hanson on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Amisano Hanson, would have caused it to make reference to the subject matter of the disagreements in connection with its report. During the two most recent fiscal years and through the date of this report there have been no reportable events.

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Information required by this Item will be set forth in either (i) the Company's definitive proxy statement for the 2005 Annual Meeting of Stockholders, or (ii) an amendment to this Report on Form 10-KSB/A, which in either case will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2004, and which information is incorporated herein by reference.

Item 10. Executive Compensation.

Information required by this Item will be set forth in either (i) the Company's definitive proxy statement for the 2005 Annual Meeting of Stockholders, or (ii) an amendment to this Report on Form 10-KSB/A, which in either case will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2004, and which information is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

Information required by this Item will be set forth in either (i) the Company's definitive proxy statement for the 2005 Annual Meeting of Stockholders, or (ii) an amendment to this Report on Form 10-KSB/A, which in either case will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2004, and which information is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions

Information required by this Item will be set forth in either (i) the Company's definitive proxy statement for the 2005 Annual Meeting of Stockholders, or (ii) an amendment to this Report on Form 10-KSB/A, which in either case will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2004, and which information is incorporated herein by reference.

Item 13.  Exhibits, List and Reports on Form 8-K.

Exhibit No.                Description
-----------                --------------------------------------------

Exhibit 3.1 Certificate of incorporation, as amended to date, incorporated by reference to the exhibits of the Company's Form SB-2 filed with the Commission on February 26, 2001.

Exhibit 3.2 Bylaws as currently in effect, incorporated by reference to the exhibits of the Company's Form SB-2 filed with the Commission on February 26, 2001.

Exhibit 10.1 Stock Purchase Agreement dated October 8, 2002 by and between Robert Sim and the Registrant, with respect to the acquisition of Wireless Age Communications Ltd., incorporated by reference to the exhibits of the Company's Form 8-K filed with the Commission on November 14, 2002.

Exhibit 10.2               Stock Purchase Agreement dated October 8,

                           2002 by and between Robinson Marketing and Communications Ltd. and the Registrant with respect to the acquisition of Wireless Age Communications Ltd., incorporated by reference to the exhibits of the Company's Form 8-K filed with the Commission on November 14, 2002.

Exhibit 10.3 Purchase and Sale Agreement by and between the Registrant and Pivotal Self-Service Technologies Inc. dated March 13, 2003, with respect to the acquisition of Prime Wireless Corporation, incorporated by reference to the exhibits of the Company's Form 10-QSB filed with the Commission on May 15, 2003.

Exhibit 10.4 A.C. Simmonds & Sons Tradename Purchase and Sale Agreement by and between the Registrant and Pine Ridge Holdings Limited dated August 7, 2003, incorporated by reference to the exhibits of the Company's Form 10-QSB filed with the Commission on August 14, 2003.

Exhibit 10.5 Share Exchange Agreement by and between the Registrant and Dallas L. Robinson dated September 19, 2003, with respect to the acquisition of Wireless Source Distribution Ltd., incorporated by reference to the exhibits of the Company's Form 8-K filed with the Commission on October 22, 2003.

Exhibit 10.6               Support Agreement by and between the
                           Registrant and the Registrant's wholly owned subsidiary 1588102 Ontario Inc., incorporated by reference to the exhibits of the Company's Form 8-K filed with the Commission on October 22, 2003.

Exhibit 10.7 Stock Purchase Agreement by and between the Registrant and 101016305 Saskatchewan Ltd. dated September 19, 2003, incorporated by reference to the exhibits of the Company's Form 8-K filed with the Commission on October 22, 2003.

Exhibit 10.8 Note Purchase Agreement by and between the Registrant and Special Situations Private Equity Fund L.P. dated December 17, 2003, incorporated by reference to the exhibits of the Company's Form 8-K filed with the Commission on January 15, 2004.

Exhibit 10.9 Note Purchase and Security Agreement by and between the Registrant and Stacey
                           Minichiello dated December 31, 2003,
                           incorporated by reference to the exhibits of the Company's Form 8-K filed with the Commission on January 15, 2004.

Exhibit 10.10              Amendment, dated as of June 30, 2004, to a
                           Note Purchase and Security Agreement dated as of December 31, 2003, by Wireless Age Communications, Inc. and Stacey Minichiello incorporated by reference to exhibit 10.10 of the Company's Form 10-QSB filed with the Commission on August 11, 2004.

Exhibit 10.11 Placement Agreement, dated as of June 30, 2004 by and among Wireless Age Communications, Inc. and Robert Sim, Rosemary Sim and 101016305 Saskatchewan Ltd., incorporated by reference to exhibit
                           10.11 of the Company's Form 10-QSB filed with the Commission on August 11, 2004.

Exhibit 10.12 Share Purchase Agreement as of July 30, 2004 by and among Wireless Age Communications, Inc. and A. BRUCE CAMERON, E. ROSE STEINKE, QUASAR PAGING LTD., QUASAR COMMUNICATIONS LTD., CAR-JEN HOLDINGS LTD., THOMAS COMMUNICATIONS LTD., I. TOOMBS & SONS HOMES LTD., CLARENCE KNIPPEL and LYDIA KNIPPEL (jointly), ALAN VILLETT, and ROBERT C. KING, incorporated by reference to exhibit 99.1 of the Company's Form 8-K filed with the Commission on August 16, 2004.

Exhibit 10.13 Securities Purchase Agreement, dated as of August 26, 2004, by and among Infinity Capital Group, Inc., and the individuals and entities listed on Exhibit A thereto, incorporated by reference to exhibit 10.13 of the Company's Form 10-QSB filed with the Commission on November 15, 2004.

Exhibit 10.14 Amendment No. 2, dated as of September 30, 2004, to a Note Purchase and Security Agreement dated as of December 31, 2003, by Wireless Age Communications, Inc. and Stacey Minichiello, incorporated by reference to exhibit 10.14 of the Company's Form 10-QSB filed with the Commission on November 15, 2004.

Exhibit 10.15 Placement Agreement No. 2, dated as of September 30, 2004 by and among Wireless Age Communications, Inc. and Robert Sim, Rosemary Sim, and 101016305 Saskatchewan Ltd., incorporated by reference to exhibit
                           10.15 of the Company's Form 10-QSB filed with the Commission on November 15, 2004.

Exhibit 10.16 Share Purchase and Sale Agreement, by and among Wireless Age Communications Inc., Phantom Fiber Corporation, and Prime Battery Products Limited, incorporated by reference to exhibit 10.16 of the Company's Form 10-QSB filed with the Commission on November 15, 2004.

Exhibit 10.17 Management Services Agreement, dated as of October 1, 2004, by and between Azonic

                           Corporation and Wireless Age Communications,
                           Inc., incorporated by reference to exhibit
                           10.17 of the Company's Form 10-QSB filed with the Commission on November 15, 2004.

Exhibit 10.18 Management Services Agreement, dated as of October 1, 2004, by and between Azonic Corporation and Simmonds Mercantile and Management Inc., incorporated by reference to exhibit 10.18 of the Company's Form 10-QSB filed with the Commission on November 15, 2004.

Exhibit 10.19 Letter Agreement, dated October 1, 2004, between Knowlton Pass Electronics Limited and MaxTel Wireless Inc., incorporated by reference to exhibit 10.19 of the Company's Form SB-2 filed with the Commission on February 8, 2005.

Exhibit 10.20 Agreement between Marlon Distributors Ltd., Quasar Paging Ltd., and Bruce Cameron, dated September 30, 2004, with respect to the sale of Marlon Recreational Products Ltd. incorporated by reference to exhibit 10.20 of the Company's Form SB-2 filed with the Commission on February 8, 2005.

Exhibit 10.21              Canadian Sub-License Agreement by and
                           between SureCells Portable Power Ltd. and
                           A.C. Simmonds & Sons division of Wireless
                           Source Distribution Ltd., dated as of August
                           1, 2004, incorporated by reference to exhibit
                           10.21 of the Company's Form SB-2 filed with the Commission on February 8, 2005.

Exhibit 10.22 Form of Management Services Agreement, dated as of May 1, 2003, by and between the Company and Simmonds Capital Limited, incorporated by reference to exhibit 10.22 of the Company's Form SB-2 filed with the Commission on February 8, 2005.

Exhibit 10.23              Share Exchange Agreement, dated as of
                           January 14, 2005, by and between the Company and L&M Specialties Inc. with respect to Company acquisition of common stock of Azonic Corporation, incorporated by reference to exhibit 10.23 of the Company's Form SB-2 filed with the Commission on February 8, 2005.

Exhibit 10.24              Distributorship Agreement, between
                           Saskatchewan Telecommunications and Wireless
                           Age Communications Ltd.*

Exhibit 10.25              Course of Dealing Agreement with MTS
                           Communications Inc.*

Exhibit 21                 Subsidiaries of the Company.

Exhibit 31.1               Section 302 Certification of the Chief
                           Executive Officer.

Exhibit 31.2               Section 302 Certification of the Chief
                           Financial Officer.

Exhibit 32.1 Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2003.

* to be filed by Amendment.

                                   SIGNATURES

      In accordance with sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereto duly authorized individual.

      Date: March 31, 2005

                                WIRELESS AGE COMMUNICATIONS, INC.

                             By: /s/ John G. Simmonds
                                -----------------------------------------------
                                John G. Simmonds, CEO

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

                Name                                     Title                              Date
                ----                                     -----                              ----

/s/ John G. Simmonds
--------------------------------------                                                  March 31, 2005
     John G. Simmonds                            Chairman/CEO/Director
                                             (principal executive officer)
/s/ Brian Usher-Jones
--------------------------------------                                                  March 31, 2005
     Brian Usher-Jones                                  Director

/s/ Kenneth Adelberg
--------------------------------------                                                  March 31, 2005
     Kenneth Adelberg                                   Director

/s/ Stephen Dulmage
--------------------------------------                                                  March 31, 2005
     Stephen Dulmage                                    Director

/s/ Bradley J. Poulos
--------------------------------------                                                  March 31, 2005
     Bradley J. Poulos                                  Director

/s/ Gary N. Hokkanen
--------------------------------------                                                  March 31, 2005
     Gary N. Hokkanen                                     CFO
                                             (principal accounting officer)