Form 10KSB/A
period 2004-12-31
WIRELESS AGE COMMUNICATIONS INC
filed 2005-05-02
CIK 1130131

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

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

                                765 15th Sideroad
                       King City, Ontario, Canada, L7B 1K5
                    (Address of Principal Executive Offices)

Registrant's Telephone No. incl. area code:                          905-773-3529

Securities registered pursuant to Section 12(b) of the Act:          None

Securities registered pursuant to Section 12(g) of the Act:          Common Stock, par value $0.001

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB |__|.

The issuer's revenues for the fiscal year ended December 31, 2004 were $15,209,161.

Based on the closing price on April 26, 2005 of $0.55 per share of common stock, as reported by the NASD's OTC Bulletin Board, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $10,840,853.

As of April 26, 2005, the number of shares outstanding of the registrant's Common Stock was 28,381,046 shares.

Indicate by check mark whether the Company is using the Transitional Small Business Disclosure Format. Yes |_| No |X|

Indicate by check mark whether the Company is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes |_| No |X|

Explanatory Note: This amendment on Form 10-KSB/A to the Annual Report on Form 10-KSB of Wireless Age Communications, Inc. (the "Company") for the fiscal year ended December 31, 2004 (the "Original Filing"), which was filed with the Securities and Exchange Commission ("SEC") on March 31, 2005, is being filed to amend Part III, to include the information contained herein.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

      The Company's current directors are John G. Simmonds, Bradley J. Poulos, Kenneth Adelberg, Stephen Dulmage and Brian Usher-Jones. Their terms expire upon the election and qualification of their successors.

      The following table sets forth the names, ages and positions of the directors of the Company:

       Name                         Age         Position
       ----                         ---         --------
       John G. Simmonds              54         Chairman of the Board
       Bradley J. Poulos             45         Director
       Kenneth Adelberg              52         Director
       Stephen Dulmage               62         Director
       Brian Usher-Jones             58         Director

Biographical Information Regarding Directors

John G. Simmonds, Chairman and CEO. Mr. Simmonds has served as Chief Executive Officer and Chairman of the Board of Directors of Wireless Age Communications, Inc. since March 13, 2003. Mr. Simmonds has 35 years of experience in the communications sector. He has extensive experience in building teams, operating systems, and distribution networks. Mr. Simmonds has particular experience with developing distribution networks for Midland TM LMR products worldwide, an asset now owned by Wireless Age Communications, Inc., through its wholly owned subsidiary, Prime Wireless Corporation. Mr. Simmonds was integral in developing the Midland TM brand worldwide following an initial product launch in Canada during the late 1970's through his family business A.C. Simmonds & Sons Ltd. and later followed by the successful acquisition of Midland International Corporation from Western Auto, a subsidiary of Sears, in 1993. In September 2004, Mr. Simmonds was appointed as Chief Executive Officer and Director of, Azonic Corporation. Wireless Age Communications, Inc. intends to align itself with Azonic Corporation for purposes of, among other things, marketing, distribution and management assistance. In addition, since 1998, Mr. Simmonds has served as the Chief Executive Officer, Chairman and Director of TrackPower (OTCBB: TPWR). TrackPower is a corporation whose current business plan and activities are designed around the equine racing and wagering industries. Mr. Simmonds has also been involved with several other companies. Mr. Simmonds served as Chief Executive Officer, Chairman and Director of Phantom Fiber Corporation (OTCBB: PHMF), formerly Pivotal Self-Service Technologies, Inc. and resigned in June of 2004. In 1991, Mr. Simmonds founded Simmonds Capital Limited (formerly Simmonds Communications Limited) a merchant banking company with an active role in certain strategic investments. Simmonds Capital was a Toronto Stock Exchange listed company. In the communications and wireless businesses Mr. Simmonds held various executive and board positions: Glenayre Technologies, Inc. (NasdaqNM:
GEMS:), where he served as director from 1987-1989 and again in 1991; Midland USA/Canada, where he served as CEO from 1993 to 1996; INTEK Global Corporation (formerly Intek Diversified Corp.), IDCC, a Nasdaq-listed (small cap company) where he served as Director and Chief Executive Officer from 1994 to 1996 and continued to serve as a director until 1998. In 1989, Mr. Simmonds purchased the first of many golf courses, Cherry Downs, a private 18-hole golf course located just north of Toronto, Canada. Cherry Downs was later sold into a public company, which became Clublink Corporation (TO: LNK) and today is the largest golf course operation in Canada.

Bradley J. Poulos, President and Director. Mr. Poulos served as the President of Wireless Age subsidiary mmwave Technologies Inc. from 1998 to 2005 and moved into his current position upon the acquisition of mmwave in March of 2005. Located in Mississauga (Toronto), Canada, Brad oversees the operation of the company on a day-to-day basis. Mr. Poulos has 20 years experience in the telecommunications industry including 15 years at Telesat Canada where he held progressively senior positions - in both technical and marketing roles. At the time of his departure to join mmwave he was responsible for sales and marketing for Telesat's voice and data business. He has extensive experience in the operation, design and building of wireless networks of all kinds. Mr. Poulos earned an Electronics Engineering Technologist Diploma (DeVry) in 1983 and a Master of Business Administration from the Ivey School of Business (University of Western Ontario) in 1996.

Kenneth Adelberg, Director. Mr. Adelberg has been one of the Company's directors since 2003. Mr. Adelberg has served as President and Chief Executive Officer of HiFi House Group of Companies, a privately-held company based in Broomall, Pennsylvania, since 1987. Mr. Adelberg was a founding stockholder of US Wats, Inc., a publicly-traded company specializing in business telecommunications services, located in Bala Cynwyd, Pennsylvania, which was established in 1989. Mr. Adelberg is a founding stockholder and director of Republic Bank, Philadelphia, Pennsylvania, a publicly-traded bank which has been in operation since 1989. Mr. Adelberg is also a director of Trackpower, Inc. Mr. Adelberg holds Bachelor of Science degrees in Biophysics and Physiological Psychology from Pennsylvania State University and attended the MBA program at Drexel University, Philadelphia, Pennsylvania. Mr. Adelberg serves as a member of the Board of Directors' Audit and Compensation Committees.

Stephen Dulmage, Director. Mr. Dulmage has served as a director of the Company since his election at the Company's 2004 annual meeting on June 22, 2004. He currently serves as the Chief Financial Officer of African Gold Group, Inc., a Toronto Stock Exchange Venture Exchange listed company. Prior to such service, Mr. Dulmage served as a self employed business consultant from January 2003 through April 2003, as a sales agent of the Equigenesis Corporation from December 1999 through December 2002, and as a sales agent for Mantum Corporation from November 1996 - December 1999. Mr. Dulmage earned a Bachelor of Arts degree at McMaster University in 1964. Mr. Dulmage is a C.A. (Chartered Accountant) and is a member of the Canadian Institute of Chartered Accountants, (Price Waterhouse from 1964 through 1967). Mr. Dulmage is a director of Oromonte Resources Inc. - a TSX-Venture Exchange listed company, from 2000-2004.

Brian Usher-Jones, Director. Mr. Usher-Jones has served as a Director of the Company since May 8, 2003. He has been a merchant banker since 1995 and was the former President of MB Capital Corporation and Thomson Kernaghan Co. Ltd., an investment banking firm in Toronto, Ontario. Mr. Usher-Jones attained a Bachelor of Commerce degree from Concordia University in 1969. Mr. Usher-Jones is also a C.A. (Chartered Accountant) and is a member of the Canadian Institute of Chartered Accountants (1970). Mr. Usher-Jones currently serves as a director of various public companies including Xplore Technologies Corp., and Oromonte Resources Inc. Brian Usher-Jones, an independent director serving on the Audit Committee, is an "audit committee financial expert," as such term is defined under the regulations promulgated by the Securities and Exchange Commission. Under such regulations, the designation or identification of a person as an audit committee financial expert does not impose on such person any duties, obligations or liability that are greater than the duties, obligations and liability imposed on such person as a member of the audit committee and the Board of Directors in the absence of such designation or identification nor does the designation or identification of a person as an audit committee financial expert affect the duties, obligations or liability of any other member of the audit committee or Board of Directors. Mr. Usher-Jones also serves as a member of the Board of Directors Compensation Committee.

Board and Committee Meetings

      Information concerning the two Committees maintained by the Board of Directors is set forth below.

      The Board held fourteen meetings during the 2004 fiscal year. No director attended less than 100% of the Board meetings while serving as such director, or less than 100% of all committee meetings on which he served as a committee member.

      Mr. Robert Sim served as a director of the Company for a portion of 2004. Mr. Sim resigned as a director of the Company on January 18, 2004 to pursue other interests.

      The audit and compensation committees are the standing committees of the Board. The fiscal year 2004 and 2005 committees are comprised as follows:

          2004 Audit Committee               2004 Compensation Committee

          Brian Usher-Jones (Chair)          Kenneth Adelberg (Chair)
          Kenneth Adelberg                   Brian Usher-Jones
          Stephen Dulmage                    Stephen Dulmage

          The current committees are comprised as follows:

          2005 Audit Committee               2005 Compensation Committee

          Brian Usher-Jones (Chair)          Kenneth Adelberg (Chair)
          Kenneth Adelberg                   Brian Usher-Jones
          Stephen Dulmage                    Stephen Dulmage

      The audit committee of the Board (the "Audit Committee") held four meetings during fiscal 2004. The Audit Committee, among other things, recommends the Company's independent auditors, reviews the Company's financial statements, reports and recommendations regarding the adequacy of internal accounting controls made by the independent auditors and considers such other matters with respect to the accounting, auditing and financial reporting procedures as it may deem appropriate or as may be brought to its attention. The Audit Committee acts under a written charter adopted and approved by the Board on March 26, 2004. A copy of the Audit Committee Charter was attached as an Exhibit to the Company's definitive proxy statement for 2004. The Audit Committee is composed of outside directors who are not officers or employees of the Company or its subsidiaries. In the opinion of the Board and as "independent" is defined under current standards of the American Stock Exchange (including the heightened independence requirements of audit committee members), these directors are independent of management and free of any relationship that would interfere with their exercise of independent judgment as member of this committee.

      The compensation committee of the Board (the "Compensation Committee") held two meetings during the 2004 fiscal year as of even date with regularly scheduled Board meetings. The Compensation

Committee is responsible for allocating cash compensation and stock options to senior executive officers of the Company.

Board of Directors Independence

      The Board of Directors reviews the relationships that each director has with us and other parties. Only those directors who do not have any of the categorical relationships that preclude them from being independent within the meaning of American Stock Exchange Company Guide, Part I Section 121, and who the Board of Directors affirmatively determines have no relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, are considered to be Independent Directors. The Board of Directors has reviewed a number of factors to evaluate the independence of each of its members. These factors include its members' current and historic relationships with us and our subsidiaries; their relationships with management and other directors; the relationships their current and former employers have with us and our subsidiaries; and the relationships between us and other companies on which our board members are directors or executive officers. After evaluating these factors, the Board of Directors has determined that three of its current five members are "independent" as defined by American Stock Exchange Company Guide, Part I Section 121, all applicable rules and regulations of the SEC, and for purposes of Rule 162(m) of the Internal Revenue Code of 1986, as amended. These directors are Messrs. Brian Usher-Jones, Kenneth Adelberg and Stephen Dulmage. Independent members of our Board of Directors meet in executive session without management present, and are scheduled to do so at least two times per year. The Board of Directors has designated Mr. Usher-Jones as the presiding director for these meetings.

Shareholder Communications

      The Board of Directors believes that it is important for our shareholders to have a process to send confidential communications directly to the board as a whole and to the Independent Directors in particular. Accordingly, shareholders desiring to send a communication to the Board of Directors, or to a specific director, may do so by delivering a letter to the Secretary of the Company at the Company' principal offices as set forth on the cover page to this Amendment to the Annual Report on Form 10-KSB. The mailing envelope must contain a clear notation indicating that the enclosed letter is a "stockholder-board communication" or "stockholder director-specific" communication." All such letters must identify the author and clearly state whether the intended recipients of the letter are all members of our Board of Directors or certain specified individual directors. To the extent indicated as addressed, the Secretary will observe any requests for confidentiality and forward such correspondence unopened directly to a specific director. With respect to correspondence addressed to the Board as a whole or to a group of directors or a specific committee, the Secretary will open such communications and make copies, and then circulate them to the appropriate director or directors. Notwithstanding the foregoing, the Company shall reserve the right to open all correspondence as it believes reasonably necessary to assure the safety and personal privacy of all directors.

Report of Audit Committee of the Board of Directors

      The Audit Committee assists the Board in fulfilling its responsibility for oversight of the internal control, accounting, auditing and financial reporting practices of the Company. Specific responsibilities of the Audit Committee include:

      o reviewing and discussing the audited financial statements with management;

      o discussing with the Company's independent auditors information relating to the auditors' judgments about the quality of the Company's accounting policies and financial reporting practices;

      o recommending to the Board that the Company include the audited financials in its Annual Report on Form 10-KSB; and

      o overseeing compliance with the Securities and Exchange Commission requirements for disclosure of auditors' services and activities.

      The Committee regularly meets with management to consider the adequacy of the Company's internal controls and the integrity of it financial reporting. The Committee discusses these matters with the Company's independent auditors and with appropriate Company financial personnel and internal auditors. The Committee regularly meets privately with management, the independent auditors and the internal auditors. Each of the independent auditors has unrestricted access to the Committee. The Committee retains and, if circumstances warrant, replaces the independent auditors and regularly reviews their performance and independence from management. The Committee also pre-approves all audit and permitted non-audit services and related fees.

      The Board of Directors has adopted a written charter setting out the roles and responsibilities the Committee is to perform. The Board has determined that Brian Usher-Jones, an independent director serving on the Audit Committee, is an "audit committee financial expert," as such term is defined under the regulations promulgated by the Securities and Exchange Commission. Under such regulations, the designation or identification of a person as an audit committee financial expert does not impose on such person any duties, obligations or liability that are greater than the duties, obligations and liability imposed on such person as a member of the audit committee and the Board of Directors in the absence of such designation or identification nor does the designation or identification of a person as an audit committee financial expert affect the duties, obligations or liability of any other member of the audit committee or Board of Directors.

      Management has primary responsibility for the Company's financial statements and the overall reporting process, including the Company's system of internal controls.

Review of Audited Financial Statements

      The Audit Committee has reviewed the Company's financial statements for the fiscal year ended December 31, 2004, as audited by Mintz & Partners, the Company's independent auditors, and has discussed these financial statements with management. In addition, the Audit Committee has discussed with Mintz & Partners the matters required to be discussed by Statement of Auditing Standards No. 61, as amended, regarding the codification of statements on auditing standards. Furthermore, the Audit Committee has received the written disclosures and the letter from Mintz & Partners required by the Independence Standards Board Standard No. 1 and has discussed with Mintz & Partners its independence.

      In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board that the audited financial statements for the fiscal year ended December 31, 2004 be included in the Company's Annual Report on Form 10-KSB, for filing with the Securities and Exchange Commission.

      The members of the Audit Committee are not currently professionally engaged in the practice of auditing or accounting. Members of the Audit Committee rely, without independent verification, on the information provided to them and on the representations made by management and the independent accountants. Accordingly, the Audit Committee's oversight does not provide an independent basis to determine that management has maintained procedures designed to assure compliance with accounting standards and applicable laws and regulations. Furthermore, the Audit Committee's considerations and discussions referred to above do not assure that the audit of the Company's financial statements has been carried out in accordance with generally accepted auditing standards, that the financial statements are presented in accordance with generally accepted accounting principles and that the Company's independent accountants are in fact "independent."

                                      AUDIT COMMITTEE

                                      Brian Usher-Jones
                                      Kenneth Adelberg
                                      Stephen Dulmage

                               Executive Officers

The following table presents information with respect to our executive officers, as of April 15, 2005.

                Name                         Age      Position
                ----                         ---      --------
                John G. Simmonds             54       Chairman and CEO
                Bradley J. Poulos            45       President
                Gary Hokkanen                49       Chief Financial Officer
                Carrie Weiler                46       Corporate Secretary

John G. Simmonds, Chairman and CEO of the Company. See "Biographical Information Regarding Directors" above for information regarding Mr. Simmonds.

Bradley J. Poulos, President and Director. See "Biographical Information Regarding Directors" above for information regarding Mr. Poulos.

Gary N. Hokkanen, Chief Financial Officer. Mr. Hokkanen has served as the Company's CFO since May 29, 2003. Mr. Hokkanen is an executive level financial manager with over 6 years experience in public company financial management. Mr. Hokkanen holds a Bachelor of Arts degree from the University of Toronto and is a CMA (Certified Management Accountant) and a member of the Society of Management Accountants, Ontario. From January 2001 to April 2003 Mr. Hokkanen was CFO of IRMG Inc., a Toronto based financial management consulting firm. Mr. Hokkanen served as CFO of Simmonds Capital Limited from July 1998 to January 2001 and served as CFO of Trackpower Inc. from February 1998 to June 2001. For the period April 1996 to July 1998, Mr. Hokkanen served as Treasurer of Simmonds Capital Limited. On October 15, 2004 Mr. Hokkanen was appointed CFO of Azonic Corporation and continues to serve in such capacity.

Carrie J. Weiler, Corporate Secretary. Ms. Weiler was appointed Secretary of the Company on May 29, 2003. Ms. Weiler also provides services to the Simmonds Capital Limited group of companies which she joined in 1979. She has served as Vice President of Corporate Development for Simmonds Capital Limited and its divisions since 1994 and she has served as Corporate Secretary of TrackPower, Inc. since 1998. On October 15, 2004 Ms. Weiler was appointed Corporate Secretary of Azonic Corporation and continues to serve in such capacity.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

      Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, as well as persons beneficially owning more than 10% of the outstanding Common Stock, to file certain reports of ownership with the Securities and Exchange Commission within specified time periods. Such officers, directors and shareholders are also required by Securities and Exchange Commission rules to furnish the Company with copies of all Section 16(a) forms they file.

      Based solely on its review of such forms, all requirements received by the Company, or written representations from certain reporting persons, the Company believes that between January 1, 2004 and December 31, 2004, all Section 16(a) filing requirements applicable to its officers, directors and 10% shareholders were met, except for the following late filings: Robert Sim resigned as a director on January 21, 2004, but did not file a Form 4 until June 23, 2004. Stephen Dulmage became a member of the Board of Directors on June 22, 2004, but did not report ownership of 34,700 shares of the Company's Common Stock until July 16, 2004.

Code of Ethics

      The Board of Directors adopted a Code of Ethics in fiscal 2004, which applies to the Company's executive officers, as well as the executive officers of the Company's subsidiaries.

      You can obtain copies of our current committee charters and Code of Ethics by writing to our Corporate Secretary at 765 15th Sideroad, King City, Ontario, Canada, L7B 1K5, who shall provide copies without charge to any person.

Item 10. Executive Compensation.

      The following table sets forth compensation for each of the past three fiscal years with respect to each person who served as Chief Executive Officer of the Company and each of the four most highly-compensated executive officers of the Company who earned a total annual salary and bonuses that exceeded $100,000 in any of the three preceding three fiscal years.

                           Summary Compensation Table

--------------------------------------------------------------------------------------------------------------------------
                                                                      Long Term Compensation
--------------------------------------------------------------------------------------------------------------------------
                                                                              Awards              Payouts
--------------------------------------------------------------------------------------------------------------------------
Name and Principal   Year     Salary ($)   Bonus ($)  Other Annual    Restricted   Securities     LTIP       All
Position                                              Compensation    Stock        Underlying     Payouts    Other
                                                      ($)             Award(s)     Options/SARs   ($)        Compensation
                                                                      ($)          (#)                       ($)
--------------------------------------------------------------------------------------------------------------------------
John G. Simmonds     2004     $232,403          --    $5,000 (4)
Chief Executive      2003     $ 92,362 (3)      --
Officer (1)(2)
--------------------------------------------------------------------------------------------------------------------------
Gary N. Hokkanen     2004     $116,215 (5)      --
Chief Financial      2003     (6)          (6)
Officer (2)
--------------------------------------------------------------------------------------------------------------------------
Carrie J. Weiler     2004     $103,955 (7)      --
Corporate            2003     (6)          (6)
Secretary (2)
--------------------------------------------------------------------------------------------------------------------------
Dallas Robinson      2003     $21,757           --    $1,532 (9)
(8) Chief            2002     $16,318      $16,579    $1,149 (9)
Executive Officer
--------------------------------------------------------------------------------------------------------------------------
Kenneth McAlpine     2001          --           --
Chief Executive
Officer
--------------------------------------------------------------------------------------------------------------------------

(1)   Mr. Simmonds joined the Company in March 2003.

(2) Mr. Simmonds, Mr. Hokkanen, and Ms. Weiler, were compensated in 2003 pursuant to the terms of a Management Services Agreement between Simmonds Capital Limited ("SCL") and the Company. Management fees paid for the executive management services of such officers of the Company under the Management Services Agreement totaled $268,874 during Fiscal Year 2003. On May 1, 2003, the Company by verbal consent entered into the management services agreement with SCL pursuant to which SCL would provide executive, accounting and financial reporting, human resources, information technology and other general management and administrative services to the Company. The initial term of the agreement was one year. The agreement would automatically renew for a two year period after the first year, unless either party provided written notice of cancellation prior to 60 days of expiration of the initial term. Neither party provided written notice of cancellation prior to the expiration of the initial term. Under the terms of the agreement the Company agreed to pay $35,000 per month for services rendered. On January 1,

      2004, the agreement was effectively assigned from SCL to Simmonds Mercantile and Management Inc. ("SMMI"). SMMI provides services to entities other than the Company, and each of Mr. Simmonds, Mr. Hokkanen and Ms. Weiler currently devote, or may devote in the future, some portion of their working time to the management of other entities. The amounts shown on the chart above reflect the total amounts paid by SMMI and it predecessors to Mr. Simmonds, Mr. Hokkanen and Ms. Weiler in the 2003 and 2004 fiscal years, although some portion of that compensation was for services performed for entities other than the Company.

(3) Mr. Simmonds was paid CAD$124,689 in 2003 and CAD$300,500 in 2004 by SMMI and its predecessors, which amounts were equal to, respectively US$92,362 and US$232,403. Such foreign exchange conversions were calculated based on the average exchange rate for the applicable period.

(4) 2003 Board service fees. Following the 2004 Annual Meeting of Shareholders, no board service fees were paid to employees of the Company serving on the Board of Directors.

(5) Mr. Hokkanen was paid CAD$150,267 in 2004 by SMMI and its predecessors, which amount was equal to US$116,215. Such foreign exchange conversions were calculated based on the average exchange rate for the applicable period.

(6)   Total annual salary and bonuses were less than $100,000.

(7) Ms. Weiler was paid CAD$134,415 in 2004 by SMMI and its predecessors, which amount was equal to US$103,955. Such foreign exchange conversions were calculated based on the average exchange rate for the applicable period.

(8)   Mr. Robinson served as CEO during 2002 and resigned as CEO in March 2003.

(9)   Automobile allowances.

Option Grants in 2004 Fiscal Year

The Company made no option grants in 2004.

Compensation of Directors

Fees

      The following fees were paid to Directors who were not employees of the Company during fiscal 2004. During 2004, all non-employee directors received fees for services rendered on the Board of Directors. Directors who are full-time employees of the Company receive no additional compensation for serving as directors. Board members are also reimbursed for all expenses associated with attending Board or Committee meetings. Non-employee directors are paid a $20,000 retainer per annum, paid quarterly and meeting fees as follows:

         Fee for each Board meeting                                 $500
         Fee for each telephone meeting                             $500
         Fee for each Committee meeting                             $500

Compensation Committee Interlocks

      During the fiscal year 2004, the Compensation Committee consisted of Messrs. Dulmage, Usher-Jones and Adelberg. Mr. Sim served as a member of the Compensation Committee until he resigned as a director of the Company in January 2004. Mr. Dulmage has served as a member of the Compensation Committee since his election to the Board of Directors on June 22, 2004. Mr. Usher-Jones also serves as a director and is a member of the compensation committee of Pivotal Self-Service Technologies Inc.

Employment Arrangements'

      The Company's Chief Executive Officer and Chairman of the Board of Directors, Mr. John Simmonds, the Chief Financial Officer, Mr. Gary Hokkanen, and the Corporate Secretary, Ms. Carrie Weiler, were compensated in 2003 pursuant to the terms of a Management Services Agreement between Simmonds Capital Limited and the Company. Management fees paid for the executive management services of such officers of the Company under the Management Services Agreement totaled $268,874 during Fiscal Year 2003. On May 1, 2003, the Company by verbal consent entered into the management services agreement with Simmonds Capital Limited pursuant to which Simmonds Capital Limited would provide executive, accounting and financial reporting, human resources, information technology and other general management and administrative services to the Company. The initial term of the agreement was one year. The agreement would automatically renew for a two year period after the first year, unless either party provided written notice of cancellation prior to 60 days of expiration of the initial term. Neither party provided written notice of cancellation prior to the expiration of the initial term. Under the terms of the agreement the Company agreed to pay $35,000 per month for services rendered. On January 1, 2004, the agreement was effectively assigned from Simmonds Capital Limited to Simmonds Mercantile and Management Inc. a private Canadian corporation owned by John Simmonds, Carrie Weiler, Gary Hokkanen and Graham Simmonds. Management fees paid for the executive management services of such officers of the Company under the Management Services Agreement totaled $420,000 during Fiscal Year 2004.

      In connection with the appointment of Mr. Brad Poulos as President of Wireless Age, the Company entered into an employment agreement with Mr. Brad Poulos on March 4, 2005 (the "Brad Poulos Employment Agreement"). Under the terms of the Brad Poulos Employment Agreement, Mr. Poulos will serve as President of Wireless Age at a base annual salary of CDN $200,000 (as of April 12, 2005, based on an exchange rate of CDN 1= U.S. $.808, CDN $200,000 was equal to U.S. $161,600). Mr. Poulos is also eligible for a short term bonus equal to 50% of his base annual salary if he achieves certain performance milestones. In addition, Mr. Poulos is eligible for long term bonus of 333,333 shares of the Company to be issued upon the first, second and third anniversary date of inception of his service to the Company (for a total of 999,999 shares in total) if he achieves certain additional milestones. Mr. Poulos will be granted three weeks of vacation and will be eligible for employee benefit plans offered to other Company personnel. The Company will pay an automobile allowance to Mr. Poulos of CDN $1,200 per month (as of April 12, 2005, CDN $14,400 was equal to U.S. $11,635.20). Mr. Poulos has agreed to the Company's customary provisions for loyalty, confidentiality and ownership of intellectual property. The Brad Poulos Employment Agreement will continue in effect until such time notice is given by the Company, at its sole discretion at any time, to terminate Mr. Poulos. If the Company terminates the employment of Mr. Poulos prior to the statutory notice period required under the laws of Ontario and if termination occurs within 18 months of the inception date of the Brad Poulos Employment Agreement, the Company shall pay Mr. Poulos 300% of his annual base salary, and 150% if termination occurs after 18 months of inception of the agreement. The Company will have the right at any time to terminate Mr. Poulos for just cause without having to make such payments if Mr. Poulos is terminated for just cause or if Mr. Poulos voluntarily resigns or otherwise voluntarily terminates his agreement with the Company. The Company will continue health and ancillary benefit coverage for a period of 24 months following termination of employment. In connection with the Brad Poulos Employment Agreement, the Company has undertaken to exercise commercially reasonable efforts to cause Mr. Brad Poulos to be nominated and elected to the Company's Board of Directors.

      As of March 4, 2005, in connection with the Company's acquisition of all of the issued and outstanding shares of mmwave Technologies Inc., ("mmwave"), Mr. Glenn Poulos entered into an agreement to serve as the President of mmwave (the "Glenn Poulos Employment Agreement"). Mr. Poulos will serve as President of mmwave at a base annual salary of CDN $150,000 (as of April 12, 2005, based on an exchange rate of CDN 1= U.S. $.808, CDN $150,000 was equal to U.S. $121,200). Mr. Poulos is also eligible for a short term bonus equal to 33% of his base annual salary if he achieves certain performance milestones. In addition, Mr. Poulos is eligible for long term bonus of 333,333 shares of mmwave to be issued upon the first, second and third anniversary date of inception of his service to mmwave (for a total of 999,999 shares in total) if he achieves certain additional milestones. Mr. Poulos will be granted three weeks of vacation and will be eligible for employee benefit plans offered to other mmwave personnel. mmwave will pay an automobile allowance to Mr. Poulos of CDN $1,200 per month (as of April 12, 2005, CDN $14,400 was equal to U.S. $11,635.20). Mr. Poulos has agreed to mmwave's customary provisions for loyalty, confidentiality and ownership of intellectual property. This employment agreement will continue in effect until such time notice is given by mmwave, at its sole discretion at any time, to terminate Mr. Poulos. If mmwave terminates the employment of Mr. Poulos prior to the statutory notice period required under the laws of Ontario and if termination occurs within 18 months of the inception date of the employment agreement, mmwave shall pay Mr. Poulos 266% of his annual base salary, and 133% if termination occurs after 18 months of inception of the agreement. mmwave will have the right at any time to terminate Mr. Poulos for just cause without having to make such payments if Mr. Poulos is terminated for just cause or if Mr. Poulos voluntarily resigns or otherwise voluntarily terminates his agreement with mmwave. mmwave will continue health and ancillary benefit coverage for a period of 24 months following termination of employment.

      There are no change of control provisions pursuant to the Management Services Agreement or any similar agreements with any of the aforementioned officers, except for such provisions contained in each of the Brad Poulos Employment Agreement and the Glenn Poulos Employment Agreement.

      Pursuant to the Brad Poulos Employment Agreement, in the event of a buyout, merger, or any other event that results in a change of control (as defined therein), or whereby Mr. Poulos no longer controls at least one seat on the Company's Board of Directors, Mr. Poulos may elect to resign within sixty
(60) days of such event, with the following benefits: if termination occurs within 18 months of the inception date of the Brad Poulos Employment Agreement, the Company shall pay Mr. Poulos 300% of his annual base salary, and 150% if termination occurs after 18 months of inception of the agreement. The Company will continue health and ancillary benefit coverage for a period of 24 months following termination of employment.

      Pursuant to the Glenn Poulos Employment Agreement, in the event of a buyout, merger, or any other event that results in a change of control (as defined therein), Mr. Poulos may elect to resign within sixty (60) days of such event, with the following benefits: if termination occurs within 18 months of the inception date of the Glenn Poulos Employment Agreement, the Company shall pay Mr. Poulos 266% of his annual base salary, and 133% if termination occurs after 18 months of inception of the agreement. The Company will continue health and ancillary benefit coverage for a period of 24 months following termination of employment.

Compensation Committee Report on Executive Compensation

      The Compensation Committee consists of three non-employee directors, Messrs. Adelberg, Usher-Jones and Stephen Dulmage. The Compensation Committee has the responsibility for allocation of cash compensation and stock options to senior executive officers of the Company.

      The entire Board regularly reviews the Compensation Committee decisions relating to executive compensation. The Company's executive compensation policies, as endorsed by the Compensation Committee, have been designed to provide a balanced compensation program that will assist the Company in its efforts to attract, motivate and retain talented executives who the Compensation Committee and senior management believe are important to the long-term financial success of the Company.

Compensation Committee

Kenneth Adelberg
Brian Usher-Jones
Stephen Dulmage

Item 11. Security Ownership of Certain Beneficial Owners and Management.

      In 2004, the Company had no securities compensation plan for the officers and directors of the Company.

      The following table sets forth certain information regarding the beneficial ownership of Common Stock as of April 26, 2005 by (i) each director of the Company, (ii) each of the Company's officers named in the Summary Compensation Table (collectively, the "Named Executive Officers"), (iii) each person who is known by the Company to be the beneficial owner of more than five percent of the Company's outstanding Common Stock, and (iv) all directors and executive officers as a group. Except as otherwise indicated below, each person named has sole voting and investment power with respect to the shares indicated.

                             Amount and Nature of
                             Beneficial Ownership
Name and Address of                        Options/
 Beneficial Owner             Shares      Warrants (1)     Total (1)       Percent (1)
--------------------        -----------   ------------     ---------       -----------
Robert Sim (2)               1,890,650            0        1,890,650           6.7%
Dallas Robinson (3)            711,151            0          711,151           2.5%

Kenneth Adelberg               650,000       50,000           700,00           2.5%
Stephen Dulmage                      0            0                0              *
Gary Hokkanen                        0            0                0              *
Bradley J. Poulos (4)        1,350,000            0        1,350,000           4.8%
Glenn J. Poulos (5)          1,350,000            0        1,350,000           4.8%
John Simmonds                1,433,854       50,000        1,483,854           5.2%
Brian Usher-Jones              887,500       50,000          937,500           3.3%
Carrie Weiler                        0            0                0              *

Segal, Talarico,
  Habib, Molot LLP
  (6)                        4,500,000            0        4,500,000           15.9%

All executive officers
and directors as a
group (8 persons)(7)         5,671,354      150,000        5,821,354           20.5%

(1) Includes options and warrants exercisable as of the date hereof or within 60 days hereafter. Holdings of less than 1% are indicated by "*". Based upon 28,381,046 shares issued and outstanding as of April 26, 2005, (excluding any shares issuable under options or warrants, except with respect to the beneficial holder thereof as indicated in the table above). All such warrants became exercisable October 15, 2003 and are exercisable for the purchase of Common Stock until expiration on October 15, 2006, at an exercise price of $2.00 per share.

(2) Includes 29,450 shares owned directly by Mr. Sim, 1,000,000 shares held by 101016305 Saskatchewan Ltd., a corporation controlled by Mr. Sim and 861,200 shares owned by Rosemary Sim, the spouse of Mr.

      Sim. Mr. Sim resigned as a director of the Company on January 18, 2004.

(3) Mr. Robinson served as CEO of the Company from October 2002 until March 2003. Mr. Robinson has not served as an officer or director of the Company since March 2003. Mr. Robinson resigned as an employee in October 2004. Dallas Robinson previously served as an officer and director of our subsidiary Wireless Age Communications Ltd. (Wireless Canada). On October 1, 2004, we entered into a Memorandum of Agreement under which Mr. Robinson resigned and we acquired Mr. Robinson's minority interest position by issuing 179,151 of our common shares to 617350 Saskatchewan Ltd., a company solely owned by Mr. Robinson. Part of our Memorandum of Agreement with Mr. Robinson required us to register the 179,151 shares issued to 617350 Saskatchewan Ltd. In addition, also pursuant to the October 1, 2004 Memorandum of Agreement, we agreed to register a further 120,849 shares of our common stock issued to Mr. Robinson in consideration of our acquisition of our subsidiary Wireless Source. The natural persons who exercise voting, investment and power of disposition over Company securities held of record by 617350 Saskatchewan Ltd., are Dallas Robinson and Zelda Davidson. The aggregate of all shares of Company common stock owned by Mr. Robinson and 617350 Saskatchewan Ltd. is 711,151 shares representing approximately 2.5% of our outstanding Company common stock.

(4) On March 4, 2005, the Company executed a Share Exchange Agreement with the shareholders (collectively, the "Vendors") of mmwave Technologies Inc., a Canadian corporation ("mmwave"). In connection with the mmwave acquisition by the Issuer and pursuant to the terms of a Support Agreement executed March 4, 2005 among the Vendors, the Issuer and 1588102 Ontario Inc., an Ontario corporation ("Exchangeco"), a special purpose subsidiary of the Issuer, the Vendors were issued 4,500,000 Class B Non Voting Exchangeable Shares (the "Exchangeable Shares") of Exchangeco. The Exchangeable Shares are also subject to the terms and conditions of a Voting and Exchange Agency Agreement (the "Agency Agreement") executed on March 4, 2005 among the Issuer, Exchangeco and Segal, Talarico, Habib, Molot LLP, a limited liability partnership formed under the laws of the Province of Ontario (the "Agent") as escrow and voting agent for the holders of the Exchangeable Shares. Pursuant to the terms of the Support Agreement and the Agency Agreement, the Agent was issued 4,500,000 shares of Wireless Age Communications, Inc. Common Stock, par value $.001 per share (the "Escrow Shares"), to hold in escrow as agent pending the exercise of exchange rights of the Exchangeable Shares or other disposition of the Exchangeable Shares. Mr. Poulos is one of the Vendors and is the owner of 270,000 Exchangeable Shares and correspondingly is the indirect beneficial owner of 270,000 Escrow Shares held by the Agent for the benefit of Mr. Poulos. Mr. Poulos is also the beneficial owner of Brad Poulos Holdings Inc. ("Holdings") which owns 1,080,000 Exchangeable Shares and correspondingly is the indirect beneficial owner of 1,080,000 Escrow Shares held by the Agent for the benefit of Holdings, as to which Mr. Poulos could be deemed to have beneficial ownership of such Escrow Shares indirectly owned by Holdings.

(5)   Glen J. Poulos is an officer (President) of mmwave.

(6)   These 4,500,000 shares are held as escrow agent.

(7) Officers and Directors as a group include Kenneth Adelberg, Stephen Dulmage, Gary Hokkanen, Bradley J. Poulos, Glenn J. Poulos (President of mmwave), John Simmonds, Brian Usher- Jones, and Carrie Weiler.

Item 12. Certain Relationships and Related Transactions

      On March 13, 2003 the Company agreed to purchase all of the issued and outstanding shares of Prime Wireless Corporation ("Prime") from Pivotal Self-Service Technologies Inc. ("Pivotal"), including all of the intellectual property rights of Prime to operate its business, the name of Prime, its Vertex Standard Distribution Agreement, its Midland Master License including all sub-licenses, inventory, accounts receivable, trademarks, copyrights and tooling, in exchange for 1,500,000 shares of Company Common Stock. Mr. John Simmonds, Chairman and CEO of the Company and Mr. Gary Hokkanen, CFO of the Company, at the time provided management services to Pivotal. In addition, Mr. Brian Usher-Jones serves on the Board of Directors of Pivotal as well as on the Board of the Company. Each of Mr. Simmonds and Mr. Usher-Jones recused themselves from deliberation and voting on all matters related to the Board's approval of the Company's acquisition of Prime which the Board deemed to be fair and reasonable to the Company as of such date.

      On July 2, 2003, the Company acquired all of the current lines of business operated by a sibling of John Simmonds, CEO and Chairman of the Board of the Company under the trade-name A.C. Simmonds & Sons in exchange for 1,500,000 shares of the Company's Common Stock. The A.C. Simmonds & Sons lines of business consist primarily of the sale of electronics products to certain customers and clients. Since July 2, 2003, and in anticipation of the acquisition of Wireless Source Distribution Ltd. ("Wireless Source", discussed below), the Company operated the A.C. Simmonds & Sons Business through financing from Wireless Source, and, upon the Company's acquisition of Wireless Source on September 19, 2003, the A.C. Simmonds & Sons Business became a division of Wireless Source.

      On September 19, 2003, the Company acquired all of the issued and outstanding common shares of Wireless Source Distribution Ltd. from related parties. Wireless Source was owned 50% by Dallas L. Robinson, former CEO of the Company and an officer of a subsidiary of the Company, Wireless Age Communications Ltd. and 50% by an entity solely owned by Robert Sim, then a director of the Company who resigned on January 18, 2004. The acquisition was consummated through a series of agreements. On September 19, 2003 the Company and a wholly owned subsidiary, (1588102 Ontario) entered into a Share Exchange Agreement with an officer of Wireless Age Communications Ltd. under which 1588102 Ontario issued 1,000,000 preferred shares of itself to Mr. Robinson, for 50 class B common shares of Wireless Source. The exchangeable preferred shares held by Mr. Robinson were exchanged into 1,000,000 shares of the Company's Common Stock in 2004. The Company also entered into a Stock Purchase Agreement with an entity solely owned by Robert Sim under which the Company issued 1,000,000 shares of the Company's Common Stock to the entity in exchange for 50 class B common shares of Wireless Source. As total consideration the Company issued 1,000,000 shares of the Company's Common Stock and 1,000,000 preferred shares of 1588102 Ontario valued at $2,740,000. The Company's consolidated financial statements include the operating results of Wireless Source from September 1, 2003.

      Mr. Simmonds privately purchased 50,000 shares of the Company's Common Stock in August 2003, 50,000 shares of the Company's Common Stock and warrants to purchase 50,000 shares of the Company's Common Stock in November 2003 on terms and conditions approved by the Board of Directors of the Company and deemed fair and reasonable as of such dates.

      Mr. Brian Usher-Jones privately purchased 300,000 shares of the Company's Common Stock in July 2003, 500,000 shares of the Company's Common Stock in August 2003 and an additional 50,000 shares of the Company's Common Stock and warrants to purchase 50,000 shares of the Company's Common Stock in November 2003 on terms and conditions approved by the Board of Directors of the Company and deemed fair and reasonable as of such dates.

      Mr. Adelberg privately purchased 100,000 shares of the Company's Common Stock in May 2003, 500,000 shares of the Company's Common Stock in August 2003 and an additional 50,000 shares of the Company's Common Stock and warrants to purchase 50,000 shares of the Company's Common Stock in November 2003 on terms and conditions approved by the Board of Directors of the Company and deemed fair and reasonable as of such dates.

      The Company's Chief Executive Officer and Chairman of the Board of Directors, Mr. John Simmonds, the Chief Financial Officer, Mr. Gary Hokkanen, and the Corporate Secretary, Ms. Carrie Weiler, were compensated in 2003 pursuant to the terms of a Management Services Agreement between Simmonds Capital Limited and the Company. Management fees paid for the executive management services of such officers of the Company under the Management Services Agreement totaled $268,874 during Fiscal Year 2003. On May 1, 2003, the Company by verbal consent entered into the management services agreement with Simmonds Capital Limited pursuant to which Simmonds Capital Limited would provide executive, accounting and financial reporting, human resources, information technology and other general management and administrative services to the Company. The initial term of the agreement was one year. The agreement would automatically renew for a two year period after the first year, unless either party provided written notice of cancellation prior to 60 days of expiration of the initial term. Neither party provided written notice of cancellation prior to the expiration of the initial term. Under the terms of the agreement the Company agreed to pay $35,000 per month for services rendered. The services provided under the agreement are primarily provided by John G. Simmonds, as Chief Executive Officer, Gary N. Hokkanen, as Chief Financial Officer and Carrie J. Weiler, as Corporate Secretary. On January 1, 2004, the agreement was effectively assigned from Simmonds Capital Limited to Simmonds Mercantile and Management Inc. a private Canadian corporation owned by John Simmonds, Carrie Weiler, Gary Hokkanen and Graham Simmonds.

      The Company entered into a Placement Agreement as of June 30, 2004 with Robert Sim, Rosemary Sim and 101016305 Saskatchewan Ltd. (collectively, the "Sellers"), providing for the Company's private secondary restricted stock placement of an aggregate of 2,499,450 shares of Company Common Stock, par value $.001 per share (the Shares"). The basic terms of the Placement Agreement provided for a firm commitment first placement of 500,000 Sellers' Shares in a restricted stock placement (the "First Placement"), which closed July 9, 2004. The Placement Agreement provided for the exercise of Company best efforts to cause a second restricted stock placement of 1,999,450 Sellers' Shares, on or before the close of business on September 30, 2004 (the "Second Placement"). In addition, the Company negotiated the option for the secondary private restricted stock placement of up to 1 million additional Shares owned by 101016305 Saskatchewan Ltd. The Second Placement did not close and the option was not exercised. In connection with the Placement Agreement, the Company's obligations with respect to (i) the Note Purchase and Security Agreement between the Company and Stacey Minichiello, dated as of December 31, 2003; (ii) a Note issued thereunder in the principal amount of $1,930,000.00 (the "First Note"), and
(iii) a second Note in the principal amount of $400,000.00, dated as of January 21, 2004 (together with the First Note, each as amended June 30, 2004, collectively the "Notes") were extended to September 30, 2004. Robert Sim is a former director of the Company. Mr. Sim resigned as a director of the Company on January 18, 2004.

      On September 30, 2004 the Company entered into an agreement to further amend the Notes, and to amend the Placement Agreement entered into with Robert Sim, Rosemary Sim and 101016305 Saskatchewan Ltd., dated as of June 30, 2004 (together with the Notes, as amended, referred to as the "September Amendments"). Pursuant to the terms of the September Amendments, the maturity date for repayment of the Notes was extended to December 31, 2004. Under the terms of the September Amendments the Company agreed to issue certain promissory notes. The Company issued a $50,000 non-interest bearing note to Robert Sim repayable in six monthly installments of $16,667 on the first of the month beginning November 1, 2004 and ending on April 1, 2005. This note was issued in exchange for 18,750 common shares of Wireless Age Communications Ltd., the Company's majority owned subsidiary, which represents an ownership position of approximately 1.3%. In addition, the Company issued another $50,000 note on the exact same terms and conditions to Diane Sim, the former spouse of Robert Sim. The Company also issued a CND 119,165 non-interest bearing note to Robert Sim repayable in six monthly installments of CND 19,860.83 beginning on November 1, 2004 and ending on April 1, 2005. This note was in repayment of amounts owed to Robert Sim in respect of shareholder loans he provided the Company while he was a director that had no specific repayment terms. In connection with the transaction, the Company also acquired 30,000 shares of Wireless Age Communications Ltd. held by Rosemary Sim, Robert Sim's spouse, in exchange for the issuance on January 10, 2005 of 61,200 restricted shares of the Company's Common Stock to Rosemary Sim.

      On March 4, 2005 the Company completed the acquisition of all of the issued and outstanding shares of mmwave Technologies Inc., ("mmwave"). Concurrent with the acquisition, Mr. Brad Poulos, former President of mmwave was appointed to the newly created position of President of Wireless Age Communications, reporting to Mr. John Simmonds, Chief Executive Officer. Mr. Glenn Poulos (the brother of Mr. Brad Poulos), who founded mmwave in 1991 and served as its president until 1998, has returned to resume the presidency of mmwave. Mr. Brad Poulos has also been appointed to the Company's Board of Directors.

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

      The Board believes that all of the foregoing related party transactions were made on terms that were fair and reasonable to the Company. Directors having an economic interest in the outcome of such transactions did not participate in the deliberation or voting with respect to such actions on the part of the Company.

Item 13. Exhibits, List and Reports on Form 8-K.

Exhibit No.                       Description

Exhibit3.1       Certificate of incorporation, as amended to date, incorporated by reference to the exhibits of the Company's Form SB-2 filed with the Commission on February 26, 2001.

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

Exhibit 10.24    Distributorship Agreement, between Saskatchewan
                 Telecommunications and Wireless Age Communications Ltd.*

Exhibit 10.25    Course of Dealing Agreement with MTS Communications Inc.*

Exhibit 21       Subsidiaries of the Company, incorporated by reference to
                 exhibit 21 of the Company's Form 10-KSB filed with the Commission on March 31, 2005.

Exhibit 31.1     Section 302 Certification of the Chief Executive Officer.

Exhibit 31.2     Section 302 Certification of the Chief Financial Officer.

Exhibit 32.1 Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

*     to be filed by Amendment.

Item 14. Principal Accountant Fees and Services.

      On March 26, 2004, the Audit Committee adopted a Pre-approval Policy ("Policy") governing the approval of all audit and non-audit services performed by the independent auditor in order to ensure that the performance of such services does not impair the auditor's independence.

      According to the Policy, the Audit Committee will annually review and pre-approve the services and fees that may be provided by the independent auditor during the following year. The Policy specifically describes the services and fees related to the annual audit, other services that are audit-related, preparation of tax returns and tax related compliance services and all other services that have the general pre-approval of the Audit Committee. The term of any general pre-approval is 12 months from the date of pre-approval, unless the Audit Committee specifically provides for a different period.

      Any service to be provided by the independent auditor that has not received general pre-approval under the Policy is required to be submitted to the Audit Committee for approval prior to the commencement of a substantial portion of the engagement. Any proposed service exceeding pre-approved cost levels is also required to be submitted to the Audit Committee for specific approval.

      The Audit Committee will revise the list of general pre-approved services from time to time based on subsequent determinations. The Committee does not delegate its responsibilities to pre-approve services performed by the independent auditor to management.

Fees

      The following table sets forth the aggregate fees billed by the Company's independent auditors for fiscal years and 2003 and 2004:

-----------------------------------------------------------------------------------------------------------

Year      Audit Fees (1)  Audit Related (2)   Tax        Financial Information   Other Fees      Total
                                                         Systems Design and      (3)
                                                         Implementation Fees
-----------------------------------------------------------------------------------------------------------
2003      $50,664         $11,317             $3,300     $ Nil                    $ Nil          $ 65,281
-----------------------------------------------------------------------------------------------------------

2004      $46,403         $  3,866            $ Nil      $ Nil                    $77,339        $127,608
-----------------------------------------------------------------------------------------------------------

(1)   Includes fees for the annual audit and quarterly reviews.

(2) Includes fees for services for miscellaneous compliance audits and other SEC filings.

(3) In order to facilitate the proposed acquisition of 479645 Alberta Ltd. ("479645") (including its operating divisions Westcan Wireless and Allcan Electronic Distributors and its investment in Bluewave Antenna Systems Ltd.) the Company together with 479645 cosigned an engagement letter with the Company's auditor to audit the financial statements of 479645 for the previous two fiscal years. The financial statements of 479645 were previously unaudited and the Company required such audited financial statements for a public filing. The Company decided during the first quarter of 2005 that the acquisition was not in the best interests of the Company terminated acquisition discussions. To date 479645 has disputed that that they are obligated to pay any portion of the audit fees. The Company is seeking to recover such amounts from 479645.

                                   SIGNATURES


      In accordance with sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Amendment to the Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized individual.

Date: April 29, 2005             WIRELESS AGE COMMUNICATIONS, INC.

                                 By:/s/ John G. Simmonds
                                    ------------------------------------
                                    Name:   John G. Simmonds
                                    Title:  Chairman/CEO/Director
                                            (Principal Executive Officer)

      In accordance with the Securities Exchange Act of 1934, this Amendment to the Annual Report on Form 10-KSB has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name                        Title                             Date

/s/ John G. Simmonds                                          April 29, 2005
----------------------       Chairman/CEO/Director
John G. Simmonds            (principal executive officer)

/s/ Brian Usher-Jones
----------------------                                        April 29, 2005
Brian Usher-Jones           Director

/s/ Kenneth Adelberg
----------------------                                        April 29, 2005
Kenneth Adelberg            Director

/s/ Stephen Dulmage
----------------------                                        April 29, 2005
Stephen Dulmage             Director

/s/ Bradley J. Poulos
----------------------                                        April 29, 2005
Bradley J. Poulos           Director

/s/ Gary N. Hokkanen
----------------------                                        April 29, 2005
Gary N. Hokkanen            CFO
                            (principal accounting officer)