Form 10QSB
period 2005-03-31
WIRELESS AGE COMMUNICATIONS INC
filed 2005-05-13
CIK 1130131

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549

                                   FORM 10-QSB

(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the Quarterly Period Ended March 31, 2005

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
(State or Other Jurisdiction             (I.R.S. Employer Identification No.)
      of Incorporation)
                                765 15th Sideroad
                       King City, Ontario, L7B 1K5, Canada
                    (Address of Principal Executive Offices)

                                 (905) 773-3529
                (Issuer's Telephone Number, Including Area Code)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                         YES |X|           NO |_|

      Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes|_| No |X|

The number of shares of common stock outstanding as of April 27, 2005:
28,381,046

================================================================================

                        Wireless Age Communications, Inc.

                                      INDEX

PART I   Financial Information

Item 1.  Condensed Financial Statements (unaudited)
                Condensed Consolidated Balance Sheet.............................................   3
                Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)..   4
                Condensed Consolidated Statements of Stockholders' Equity........................   5
                Condensed Consolidated Statements of Cash Flows..................................   7
                Notes to Condensed Consolidated Financial Statements.............................   8

Item 2.  Management's Discussion and Analysis....................................................  19

Item 3.  Controls and Procedures.................................................................  26

PART II. Other Information

Item 1.  Legal Proceedings.......................................................................  27

Item 2.  Change in Securities and Use of Proceeds................................................  27

Item 3.  Defaults Upon Senior Securities.........................................................  27

Item 4.  Submission of Matters to a Vote of Security Holders.....................................  28

Item 5.  Other Information.......................................................................  28

Item 6.  Exhibits and Reports on Form 8-K........................................................  29
                   A)  Exhibit Schedule
                   B) Reports Filed on Form 8-K

Signatures.......................................................................................  31

                          PART I. Financial Information

Item 1. Condensed Financial Statements

                        Wireless Age Communications, Inc.
                      Condensed Consolidated Balance Sheet
                                 March 31, 2005
                                   (UNAUDITED)

ASSETS
Current Assets:
   Cash and cash equivalents                                                 $    385,155
    Receivables                                                                 1,983,724
    Inventory                                                                   2,084,069
    Investments (Note 4)                                                          235,746
    Prepaid expenses                                                              108,569
-----------------------------------------------------------------------------------------
                                                                                4,797,263
-----------------------------------------------------------------------------------------

Property, plant and equipment, net of accumulated amortization of $872,837        482,116
Due from related parties                                                          273,097
Notes receivable                                                                  416,515
Investments (Note 4)                                                               88,793
Intangible assets (Note 5)                                                      1,363,866
Goodwill (Note 5)                                                               4,246,500

-----------------------------------------------------------------------------------------
TOTAL ASSETS                                                                 $ 11,668,150
-----------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued liabilities                                  $  4,193,615
   Line of credit (Note 6)                                                             --
   Customer deposits                                                               12,934
   Current portion of long-term debt (note 6)                                     148,810
-----------------------------------------------------------------------------------------
Total current liabilities                                                       4,355,359

Long-term debt (note 6)                                                            18,825
Non-controlling interest                                                           16,253
-----------------------------------------------------------------------------------------
Total liabilities                                                               4,390,437
-----------------------------------------------------------------------------------------

Stockholders' equity
   Preferred stock, $0.001 par value, 10,000,000 shares authorized, No
   shares issued and outstanding                                                       --
   Common stock, $.001 par value, 100,000,000 shares authorized,
   28,381,046 shares issued and outstanding at March 31, 2005                      28,381
   Additional paid-in capital                                                   9,177,849
   Accumulated deficit                                                         (2,143,564
   Accumulated other comprehensive income                                         215,047
-----------------------------------------------------------------------------------------
Total stockholders' equity                                                      7,277,713
-----------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $ 11,668,150
-----------------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                        Wireless Age Communications, Inc.
 Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
                                   (UNAUDITED)

                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                            2005            2004
                                                                                            ----            ----
Sales - product                                                                         $  3,214,715    $  2,418,044

Cost of goods sold - product                                                               2,532,856       1,968,177
--------------------------------------------------------------------------------------------------------------------

Gross profit - product                                                                       681,859         449,867

Commission and residual revenue                                                              776,844         538,818
--------------------------------------------------------------------------------------------------------------------

Gross profit                                                                               1,458,703         988,685

Selling and administrative expenses                                                        1,242,158       1,116,819
--------------------------------------------------------------------------------------------------------------------

Earnings (loss) from operations                                                              206,545        (128,134)

Amortization                                                                                  60,107          55,711
Interest                                                                                       1,737          29,128
--------------------------------------------------------------------------------------------------------------------

Income (loss) before under-noted items                                                       154,701        (212,973)

Other (income) expenses
    Gain on disposal of marketable securities                                                     --         (33,845)
    Non-operating interest expense, net (Note 7)                                                  --          79,631
    Foreign exchange loss (gain)                                                               6,302          (2,353)
--------------------------------------------------------------------------------------------------------------------
                                                                                               6,302          43,433
--------------------------------------------------------------------------------------------------------------------
Income (loss) before share of loss from equity
accounted investment and non-controlling interest                                            148,399        (256,406)

    Share of loss of equity accounted investment (Note 4)                                    (41,055)             --
--------------------------------------------------------------------------------------------------------------------

Income (loss) before non-controlling interest                                                107,344        (256,406)

    Non-controlling interest                                                                      --          (1,535)
--------------------------------------------------------------------------------------------------------------------

Net income (loss)                                                                       $    107,344    $   (257,941)
====================================================================================================================
Basic earnings (loss) per share of common stock:
Weighted average number of common shares outstanding                                      24,500,879      20,613,687
    Basic earnings (loss) per share                                                     $      0.004    $      (0.01)
Diluted earnings (loss) per share of common stock:
Weighted average number of common shares outstanding                                      24,684,212              --
    Diluted earnings per share                                                          $      0.004              --

                                                     Comprehensive Income (Loss)
Net income (loss)                                                                       $    107,344    $   (257,941)
Other comprehensive income (loss):
Unrealized holding gain on marketable securities                                              70,402              --
Foreign exchange translation gain (loss)                                                       7,508          (5,088)
--------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                                                             $    185,254    $   (263,029)
====================================================================================================================

                See accompanying notes to financial statements.

                        Wireless Age Communications, Inc.
            Condensed Consolidated Statements of Stockholders' Equity
                                   (UNAUDITED)

                             Common Stock
                         --------------------
                                                                                             Accumulated
                                                  Common     Additional                         Other            Total
                                                  Stock       Paid-in       Accumulated     Comprehensive    Stockholders'
                           Shares      Amount   Subscribed    Capital         Deficit          Income           Equity
                         -------------------------------------------------------------------------------------------------
Balance, December 31,
  2003                   19,574,104   $19,574           --    4,741,850         (207,536)          94,720        4,648,608

Issuance of common
 stock for retraction
 of preferred stock of
 wholly owned
 subsidiary               1,000,000     1,000           --       (1,000)              --               --               --

Issuance of common
 stock to acquire
 investments                412,500       412           --      549,588               --               --          550,000

Adjustment arising
 from common stock
 issued for
 consulting services
 provided                        --        --      125,625           --               --               --          125,625

Adjustment arising
 from warrants issued
 for consulting
 services provided               --        --           --        2,538               --               --            2,538

Adjustment arising
 from the disposal of
 marketable securities           --        --           --           --               --          (24,244)         (24,244)

Adjustment arising
 from foreign
 exchange translation
 loss                            --        --           --           --               --           (5,088)          (5,088)

Net loss for the
 three month period
 ended March 31, 2004            --        --           --           --         (257,941)              --         (257,941)

                         ----------   ------------------------------------------------------------------------------------
Balance, March 31, 2004  20,986,604   $20,986      125,625    5,292,976         (465,477)          65,388        5,039,498
                         ----------   ------------------------------------------------------------------------------------

                See accompanying notes to financial statements.

                        Wireless Age Communications, Inc.
            Condensed Consolidated Statements of Stockholders' Equity
                                   (UNAUDITED)

                              Common Stock
                          --------------------
                                                                                             Accumulated
                                                   Common     Additional                         Other           Total
                                                   Stock       Paid-in       Accumulated     Comprehensive   Stockholders'
                            Shares      Amount   Subscribed    Capital         Deficit          Income           Equity
                          ------------------------------------------------------------------------------------------------
Balance, December 31,
 2004                     23,544,846   $  23,545          --   7,376,224      (2,250,908)         137,137       5,285,998

Issuance of common
 stock to acquire
 investments                 225,000         225          --     124,898              --               --         125,123

Issuance of common
 stock to acquire
 additional interest in
 majority owned
 subsidiary                   61,200          61          --      32,742              --               --          32,803

Issuance of common
 stock under earnout
 arrangement                  50,000          50          --      20,385              --               --          20,435

Issuance of common
 stock to acquire
 wholly owned subsidiary   4,500,000       4,500          --   1,623,600              --               --       1,628,100

Adjustment arising
 from foreign exchange
 translation gain                 --          --          --          --              --            7,508           7,508

Adjustment arising
 from unrealized
 holding gain on
 marketable securities            --          --          --          --              --           70,402          70,402

Net income for the
 three month period
 ended March 31, 2005             --          --          --          --         107,344               --         107,344
                          -----------------------------------------------------------------------------------------------

Balance, March 31, 2005   28,381,046   $  28,381          --   9,177,849      (2,143,564)         215,047       7,277,713
                          ===============================================================================================

                See accompanying notes to financial statements.

                        Wireless Age Communications, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (UNAUDITED)

                                                                      Three Months Ended
                                                                           March 31,

                                                                       2005         2004
                                                                       ----         ----
----------------------------------------------------------------------------------------
Net cash provided by (used in) operations
    Net income (loss)                                           $   107,344    $(257,941)
    Adjustments to reconcile net loss
      to net cash provided by (used in) operating activities:
         Amortization                                                60,107       55,711
         Foreign exchange (gain) loss                                 7,508       (2,353)
         Share of loss of equity investment                          41,055           --
         Gain on disposal of marketable securities                        0      (33,845)
         Non-controlling interest share of income                        --        1.535
    Changes in operating assets and liabilities:
         Accounts receivable                                      1,190,938      311,591
         Inventory                                                  (81,393)      10,232
         Prepaid expenses                                            16,426       38,897
         Accounts payable and accrued liabilities                (1,092,193)    (872,174)
         Due from/to related parties                               (168,909)      98,319
         Customer deposits                                             (997)       8,496
----------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                  79,887     (641,532)
----------------------------------------------------------------------------------------
Cash flows from investing activities:
      Proceeds on disposal of marketable securities                      --       37,640
      Cash acquired on business acquisition                         256,050           --
      Purchase of marketable securities                            (165,344)     (10,686)
      Additions to property, plant and equipment                     (4,349)          --
----------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities:                 86,357       26,954
----------------------------------------------------------------------------------------
Cash flows from financing activities:
      Increase (decrease) in bank indebtedness                            0      419,829
      Decrease (increase) in note receivable                       (222,385)           0
      Increase (decrease) in long-term debt                        (358,824)     194,749
----------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities:               (581,209)     614,578
----------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------
Increase (decrease) in cash                                        (414,965)           0
----------------------------------------------------------------------------------------
Cash,  beginning of period                                          800,120            0
----------------------------------------------------------------------------------------
Cash,  end of period                                            $   385,155    $       0
----------------------------------------------------------------------------------------

Non cash financing activities:

During the three month period ended March 31, 2005, the Company:

      o     Issued 225,000 shares of its common stock to acquire investments.

      o Issued 61,200 shares of its common stock to acquire additional investment in subsidiary.

      o     Issued 50,000 shares under an earnout arrangement.

      o Issued 4,500,000 shares of its common stock to acquire mmwave Technologies Inc.

During the three month period ended March 31, 2004, the Company:

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

                        Wireless Age Communications, Inc.

              Notes to Condensed Consolidated Financial Statements
                                 March 31, 2005
                                   (Unaudited)

Note 1 - Basis of Presentation and nature of operations

      The accompanying condensed unaudited consolidated financial statements of Wireless Age Communications Inc., (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004.

      The Company, through its 96.2% owned subsidiary, Wireless Age Communications Ltd. ("WACL") is in the business of operating retail cellular and telecommunications outlets in cities in western Canada. A wholly owned subsidiary, mmwave Technologies Inc. ("mmwave"), is a distributor, systems integrator and representative of wireless, microwave and fibre optic components, test systems and subsystems. It also provides a range of technical solutions to the Canadian markets primarily in the manufacturing and service provider segments of the communications industry. The Company, through its other wholly owned subsidiaries Wireless Source Distribution Ltd. ("Wireless Source"), Prime Wireless Corporation ("Prime Wireless"), Prime Battery Products Limited ("Prime Battery") and Marlon Distributors Ltd. ("Marlon") is in the business of distributing prepaid phone cards, wireless accessories and various battery and ancillary electronics products in Canada. WACL was acquired on October 8, 2002, mmwave was acquired on March 4, 2005, Prime Wireless was acquired on March 13, 2003, Wireless Source was acquired on September 19, 2003, Marlon was acquired on July 30, 2004 and Prime Battery was acquired on September 16, 2004.

The Company was incorporated in the State of Nevada on November 17, 2000 as Lennoc Ventures, Inc. On October 20, 2002, the Company changed its name to Wireless Age Communications, Inc.

Note 2 - Recent developments

Proposed Acquisition of Knowlton Pass Inc. and Knowlton Pass' Agreements with MaxTel Wireless Inc.

      On July 26, 2004, the Company announced that it had agreed to fund the development of the Knowlton Pass business plan by way of a loan. Under the terms of the Knowlton Pass agreement Wireless Age agreed to fund development of the project through draws of no more than $80,000 (CAD$100,000) per month. The Company also has an option (but not the obligation) to acquire all of the issued and outstanding Knowlton Pass common shares between September 1, 2004 and January 2, 2005 in exchange for 540,000 shares of its common stock. On January 2, 2005, both parties agreed to extend the expiration date of the option to March 31,

2005. Subsequently Knowlton Pass and the Company mutually agreed to a further extension of the expiration date to May 31, 2005.

Acquisition of mmwave Technologies Inc.

      On March 4, 2005 the Company acquired mmwave Technologies Inc. ("mmwave") of Mississauga, Ontario, Canada. Revenues of mmwave, were approximately $8.6 million (CDN$11.2 million) during the year ended December 31, 2004. mmwave is a distributor, systems integrator and representative of wireless, microwave and fibre optic components, test systems and subsystems. They provide a range of technical solutions to the Canadian markets primarily in the manufacturing and service provider segments of the communications industry. mmwave is a member of the WiMax forum, as well as a very active member of the Canadian Wireless Telecommunications Association.

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

Acquisition of Minority Interest in WACL

    In January 2005, the Company executed an agreement with Rosemarie Sim to purchase 30,000 common shares of WACL owned by her in exchange for 61,200 restricted shares of the Company's common stock. Rosemarie Sim owned approximately 2.1% of the outstanding shares of WACL.

      Lastly, the Company has agreed to acquire an additional 3.5% of WACL in exchange for a $100,000 six month promissory note. Pursuant to these purchases Dallas Robinson, Robert Sim and Rosemarie Sim agreed to resign as directors and officers of WACL. After giving effect to the foregoing transactions, the Company will own 99.7% of WACL.

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

      Consolidated financial statements

      The consolidated financial statements include the accounts of the Company, its two wholly-owned inactive subsidiaries DB Sim Holdings Ltd. ("DB Sim") and 1588102 Ontario Inc. ("1588102"), its 96.2% owned subsidiary WACL, and its wholly-owned subsidiaries Prime Wireless, mmwave, Marlon, and Wireless Source. WACL, DB Sim and Wireless Source are incorporated under the laws of the province of Saskatchewan, Canada. Prime Wireless and 1588102 Ontario are incorporated under the laws of the Province of Ontario, Canada and mmwave and Marlon Distributors are federally incorporated under the laws of Canada. All intercompany transactions have been eliminated.

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

      Advertising and Marketing Costs

      The Company expenses the costs of advertising and marketing as incurred. The Company incurred $32,499 and $53,512 of advertising and marketing expenses during the three month period ended March 31, 2005 and 2004, respectively.

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

      Basic and Diluted Earnings (Loss) Per Share

      The Company reports basic earnings (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic earnings (loss) per share is computed using the weighted average number of shares outstanding during the year. Diluted earnings per share includes the potentially dilutive effect of outstanding common stock options and warrants which are convertible to common shares. Diluted loss per share is not presented as results would be "anti-dilutive."

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

Note 4 - Investments

Available for Sale Securities

Investment in RELM Wireless Corporation Warrants

      On January 25, 2005, the Company acquired warrants to purchase 300,000 common shares of RELM Wireless Corporation, exercisable on a cashless basis on or before May 11, 2005 for a cash payment of $165,344 (CDN$200,000). Pursuant to the terms of the warrants the Company obtained 103,853 common shares of RELM through the exercise of the warrants on a cash-less basis. On March 31, 2005 the fair value of the underlying common shares was $235,746 and accordingly the Company recorded an unrealized holding gain on the securities as an increased to accumulated other comprehensive income.

Held to Maturity Investments

Investment in Azonic Corporation

      During the three month period ended March 31, 2005 the Company acquired an additional 400,000 common shares of Azonic Corporation a publicly traded entity listed on the NASD Over-the-Counter-Bulletin-Board in exchange for 225,000 shares of the Company's stock.

      This investment is recorded using the equity method so the account was adjusted as follows:

         Balance at Dec 31, 2004                       $  4,725
         Additional investment in Azonic                125,123
         Share of loss of Azonic                        (41,055)
                                                       --------
                                                       $ 88,793
                                                       ========

Note 5 - Intangible Assets & Goodwill

                                     ------------------------------------
                                                 Accumulated
                                        Cost     Amortization      Net
                                        ----     ------------      ---

Residual Premiums                    $  847,330   $  683,358   $  163,971
MTS Agency Fee                          264,550      124,835      139,716
Midland trade-name, Vertex
Standard distribution and supply
agreements                              284,500           --      284,500
iMobile trade-name, customer lists
and relationships                       761,000           --      761,000
Marlon trade-name, customer lists
and relationships
Distribution rights                      16,535        1,856       14,679
Goodwill                              4,246,500           --    4,246,500
                                     ----------   ----------   ----------
                                     $6,420,415   $  810,049   $5,610,366
                                     ==========   ==========   ==========

      During the three month period ended March 31, 2005, the Company issued shares to acquire additional investment in WACL and an earn-out payment related to Prime Battery. Both of these transactions created a nominal increase in goodwill of $23,858 and $20,436 respectively.

      The Company also acquired intangible assets associated with mmwave Technologies Inc. acquisition. All values or amounts have been allocated to goodwill based on the assessment prepared by management.

The changes in goodwill during the quarter were as follows:

       Goodwill as at December 31, 2004                        $2,976,032

       Added value associated with:

       - mmwave acquisition                                     1,226,174

       - Prime Battery earn-out payment                            20,436

       - Acquisition of further 5.7% of minority interest in Wireless Age Communications Ltd.

                                                                   23,858
       Goodwill as at March 31, 2005                           ----------
                                                                4,246,500
                                                               ==========

Note 6 - Long-term debt

The Company has a line of credit of $620,000 (CAD$750,000) with a Schedule A Canadian bank, secured by the accounts receivable and inventory of which $nil was drawn as of March 31, 2005.

       Agency fee repayable in semi-annual payments of $25,600        $ 28,814
       (CDN$32,000) (principal CDN$34,854) including interest at 4.4% per annum, unsecured.

       Note payable, secured by common shares of Wireless
       Canada, repayable in one instalment payment of
       $59,976 (CDN$80,000) on April 30, 2004 and the
       balance in monthly instalment payments of $8,430
       (CDN$11,244) commencing June 1, 2004 including
       interest at 6% per annum (principal CDN$244,123).                138,821
                                                                      ---------

                                                                        167,635
       Less:  current portion:                                         (148,810)
                                                                      ---------
                                                                      $  18,825
                                                                      =========

Note 7 - Non-Operating Interest Expense, Net

                                       ------------------------------------
                                            Three months         Three
                                                ended        months ended
                                              March 31,        March 31,
                                                2005             2004
                                                ----             ----

       Interest expense on secured
       promissory note payable              $          --   $      44,631
       Amortization of financing fee on
       secured promissory note payable                 --          80,000
       Interest income on 8% convertible
       subordinated promissory notes of
       RELM Wireless (pledged as security
       to $2,330,000 promissory note)                  --         (45,000)
                                            -------------   -------------
                                            $          --   $      79,631
                                            =============   =============

Note 8 - Acquisition of mmwave Technologies Inc.

On March 4, 2005 the Company acquired all of the issued and outstanding common shares of mmwave Technologies Inc. (mmwave) in exchange for 4,500,000 shares of the Company's common stock.

mmwave is a distributor, systems integrator and representative of wireless, microwave and fibre optic components, test systems and subsystems. The company provides a range of technical solutions to the Canadian and select international markets - primarily in the manufacturing and service provider segments of the communications industry. The company is a recognized leader in the community broadband industry in Canada and is a member of the WiMax forum, as well as a very active member of the Canadian Wireless Telecommunications Association.

The results of operations for mmwave are included in the consolidated operating results of the Company beginning March 1, 2005.

The total consideration for the acquisition of mmwave was $1,748,700 representing the value of 4,500,000 common shares. The value of the common shares was determined based on a 33% discount on the closing share price of the Company's common stock on the date of acquisition.

The business combination is accounted for using the purchase method. The fair value of the assets and liabilities acquired are as follows:

      Current assets                            2,430,446
      Capital assets                              108,357
      Intangible assets and goodwill            1,226,174
      Current liabilities                      (2,136,877)
                                               ----------
      Net assets acquired at fair values        1,628,100
                                               ==========

      Total consideration:
      4,500,000 common shares of the Company    1,628,100
                                               ==========

The excess of purchase price over net assets acquired has been temporarily allocated to goodwill.

Note 9 - Proforma Information

The following pro forma financial information is prepared assuming that the mmwave Technologies Inc. acquisition occurred at the beginning of the reported period.

                               Three Months Ended
                                 March 31, 2005

                                           mmwave
                              As        Technologies       Pro
                           Reported          Inc.         Forma
                          ----------------------------------------

      Revenue               3,330,762       787,577      4,118,339

      Net income (loss)       107,344      (233,416)      (126,072)

      Weighted average
       number of shares
       outstanding         24,500,879     4,500,000     29,000,879

      Income (Loss)
       per share                0.004                       (0.004)

                               Three Months Ended
                                 March 31, 2004

                                          mmwave
                              As        Technologies       Pro
                           Reported         Inc.          Forma
                          ----------------------------------------

      Revenue               2,418,044     1,927,927      4,345,971

      Net income (loss)      (257,941)       49,855       (208,086)

      Weighted average
       number of shares
       outstanding         20,613,687     4,500,000     25,113,687

      (Loss)
       per share               (0.013)                      (0.008)

Note 10 - Segmented Information


                                                                3 Months        3 Months
                                                                March 31        March 31
                                                                  2005            2004
Revenues
  Retail - sale of tangible products                          $  1,357,789    $  1,110,090
  Retail - Commission and residual revenue                         660,797         538,818
  Wholesale - sale of tangible products                          1,908,253       1,311,765
  Wholesale - Commission and residual revenue                      116,047          40,976
  Elimination of inter-segment revenues                            (51,327)        (44,787)
                                                              ------------    ------------
Consolidated revenues                                         $  3,991,559    $  2,956,862
                                                              ============    ============
Profit or Loss
  Retail                                                      $    165,445    $     29,642
  Wholesale                                                        129,878         (85,529)
Unallocated amounts:
  Corporate costs (including related party management fees)       (187,979)       (200,519)
  Non-controlling interest                                              --          (1,535)
                                                              ------------    ------------
Consolidated loss                                             $    107,344    $   (257,941)
                                                              ============    ============
Assets
  Retail                                                      $  2,052,021    $  2,310,018
  Wholesale                                                      3,289,578         868,923
  Intangible assets and goodwill - retail                          419,528         384,223
  Intangible assets and goodwill - wholesale                     5,190,838       4,265,657
  Unallocated corporate assets                                     716,185       2,636,625
                                                              ------------    ------------

Consolidated assets                                           $ 11,668,150    $ 10,465,446
                                                              ============    ============

Item 2. Management's Discussion and Analysis or Plan of Operation.

      The following is management's discussion and analysis of the interim financial results, liquidity and capital resources as well as accounting policies and other key items related to our business and performance. Our objective is to provide investors and readers with an understanding of the key variables and other qualitative and quantitative factors that are unique to our business and that management focuses on in evaluating and measuring our financial performance and financial condition. We will discuss and analyze significant known trends, demands, commitments, events and uncertainties that we believe are important to an understanding of our business. In addition, we will provide a comparative discussion and analysis of our consolidated operating results and a similar discussion of our business segment results and sales to geographic markets. This section should be read in conjunction with our Consolidated Financial Statements and related notes in the "Financial Statements" section of our 2004 Annual Report on Form 10-KSB. All references to per share amounts reflect fully diluted per share amounts. Certain prior year amounts included in this section have been reclassified to conform to the current year presentation.

      Overview

      We operate our business through several subsidiaries. Our subsidiary Wireless Age Communications Ltd. ("WACL") is in the business of operating retail cellular and telecommunications outlets in cities in western Canada. At March 31, 2005 the Company owns 96.2% of WACL. (We acquired an additional 2.2% of Wireless Canada during the current quarter). During the quarter we acquired mmwave Technologies Inc. ("mmwave") which is a distributor, systems integrator and representative of wireless, microwave and fibre optic components, test systems and subsystems. It also provides a range of technical solutions to the Canadian market primarily in the manufacturing and service provider segments of the communications industry. In addition, we operate wholesale/distribution businesses through our wholly owned subsidiaries Wireless Source Distribution Ltd. ("Wireless Source"), Prime Wireless Corporation ("Prime Wireless"), Prime Battery Products Limited, ("Prime Battery"), and Marlon Distributors Ltd ("Marlon"). Wireless Source, Prime Wireless, Prime Battery and Marlon are in the business of distributing prepaid phone cards, wireless accessories and various battery and ancillary electronics products in Canada. We acquired WACL on October 8, 2002 and mmwave on March 4, 2005. We acquired Prime Wireless on March 13, 2003, Wireless Source on September 19, 2003, Marlon on July 30, 2004 and we acquired Prime Battery on September 16, 2004.

      Prior to our acquisition of WACL, the name of our Company was Lennoc Ventures, Inc. We were a pre-exploration stage mineral resources company. We have terminated our mineral and exploration business and changed our name to Wireless Age Communications, Inc. during October 2002.

      Our business operations primarily focus on provision of wireless telecommunications systems products and service solutions to wireless carriers, wholesalers, distributors, retailers and end-users in western Canada. Our current products and services include phone and data devices and accessories, land mobile radios, scanners and GPS receivers, power and battery supplies and wireless network infastructure. We operate 10 retail stores, a corporate sales force, a rental center and service department focused on selling wireless solutions. The Company has significant business relationships with all major wireless operators in Canada. Our presence in the PCS/cellular, land mobile radio, satellite, fixed wireless and battery solutions markets allow us to bundle a full spectrum of products at the carrier, distributor, wholesaler and retail level across Canada.

      Although the Company was operating substantially in the retail wireless communications sector, it has taken steps over the last quarter and the preceding year to diversify operations so that not all of the Company's revenues are from retail operations. Management's focus on the wholesale segment and the acquisition of mmwave have helped to diversify the revenue mix. This has resulted in approximately one-half of consolidated revenues arising from wholesale operations and mmwave during the three month period ended March 31, 2005. The Company seeks to further diversify operations that are expected to affect future results, please see the Recent Developments section elsewhere in this report.

      Results of operations

      For the three month period ended March 31, 2005 and 2004

      The Company earned net income of $107,344 during the three month period ended March 31, 2005 compared to a net loss of $257,941 in the comparative period a year ago. This is a result of an increase in the net income of the retail segment of approximately $136,000, an increase in the net income of the wholesale segment of approximately $172,000, the net income of mmwave of approximately $53,000 and a nominal decrease in the spending at the corporate cost centre of approximately $4,000.

      Sales including product sales, commission and residuals during the three month period ended March 31, 2005 were $3,991,559 up from $2,956,862 during the first quarter of fiscal 2004, representing a 35% increase in sales year over year. Sales of the retail segment were $2,018,586, sales of wholesale segment were $1,311,468 and sales of the mmwave segment were $440,233 during the current quarter. The increase is due to acquisition of mmwave and the 65% increase in the wholesale segment.

      Sales of the retail segment during the three month period ended March 31, 2005 and 2004 can be broken down into the following subcategories:

                                                 2005         2004
                                                 ----         ----
           Cellular hardware, radios and
           accessories                        $1,302,577   $1,081,335
           Residual, commission and royalty
           revenue                               660,797      538,818
           Equipment rental                       55,212       28,755
                                              ----------   ----------

                                              $2,018,586   $1,648,908
                                              ==========   ==========

      Sales of the wholesale business during the current quarter were $1,311,468 up from $1,307,954 during the first quarter of fiscal 2004, representing a 0% increase in sales year over year. These revenues represent the sale of Vertex Standard two-way radios, prepaid cellular cards, accessories, batteries (and other ancillary items) and commissions earned from selling two-way radios under representation agreements.

      Sales of the mmwave segment during the current quarter were $440,233. This balance represents the activity of mmwave for one month as the consolidation only includes the results of this subsidiary after the acquisition date. Had the subsidiary been acquired January 1, 2005 the sales for the quarter would have been $1,227,811.

      Sales of Marlon Distributors during the current quarter were $221,272 compared to zero in the prior year. Marlon was acquired on July 30, 2004.

      Gross profit during the three month period ended March 31, 2005 was $1,458,703 up from $988,685 during the first quarter of fiscal 2004. Gross profit as a percentage of sales was 36.5% during the three month period ended March 31, 2005, compared to 33.4% in the first quarter of fiscal 2004.This is due to the acquisition of mmwave and the continuation of strong margin sales in the retail segment.

      Selling and administrative expenses increased from $1,116,819 during the three month period ended March 31, 2004 to $1,242,158 during the three month period ended March 31, 2005. Selling and administrative expenses during the three month period ended March 31, 2005 and 2004, included:

                                               2005          2004
                                               ----          ----

           Accounting and legal            $    44,706    $   53,362
           Advertising and promotion            32,499        53,512
           Bad debts                            (2,956)        3,362
           Bank charges and interest            16,384            --
           Corporate fees                       33,999        10,000
           Insurance, licenses and taxes        17,476        10,634
           Management fees                      66,104       129,994
           Office and general                   61,647        55,173
           Professional fees                    46,517       141,348
           Rent                                110,230        84,543
           Repairs and maintenance               7,353         6,589
           Telephone and utilities              43,691        30,473
           Travel and automobile                66,078        79,986
           Wages and benefits                  698,430       457,843
                                           -----------    ----------

                                           $ 1,242,158    $1,116,819
                                           ===========    ==========

      Corporate fees included cost for share reporting services, communication fees, director fees and other expenses related to the administration of the running the public entity.

      Professional fees and accounting and legal fees were $91,223 during the three month period ended March 31, 2005 compared to $194,710 during the three month period ended March 31, 2004. This reduction is direct result of the Company's focus on reducing selling and administration expenses wherever possible.

      Management fees during the three month period ended March 31, 2005 of $66,104 included $122,994 paid to a related party for the corporate executive management services net of management fee revenue received from companies under a management services agreement.

      Travel and automobile costs were $66,078 during the three month period ended March 31, 2005 compared to $79,986 in the comparative period in the prior year. This decrease is attributable to higher levels of travel in the previous year associated with many of the Company's new business initiatives and acquisitions.

      Wages and benefits have increased from $457,843 for the three month period ended March 31, 2004 to $698,430 for the first quarter of 2005. This is a result of increased management and employees due to the increased business activity and the acquisition of mmwave and Marlon.

      Amortization expense during the three month period ended March 31, 2005 was $60,107 compared to $55,711 during the comparative period in the prior year. Amortization expense in the current quarter represents the continued amortization of the Company's capital and other assets acquired in acquisitions ($44,423) and the amortization of fair market value of the residual premiums acquired in the retail business unit acquisition ($15,684) which the Company is amortizing over five years.

      Interest expense totaled $1,737 during the quarter ended March 31, 2005 and $29,128 during the quarter ended March 31, 2004. The decrease is the result of the decrease debt level of the Company.

      Other expense totaled $6,302 during the three month period ended March 31, 2005 compared to other expenses of $43,433 in the comparative period in the prior year. The current quarter's other expense consisted of a foreign exchange loss of $6,302 arising from translation of Canadian dollar denominated liabilities translated to the home currency in a period of declining home currency values. Other expenses during the three month period ended March 31, 2004 included foreign exchange translation gains of $2,353 and a gain on disposal of marketable securities of $33,845 offset by non-operating interest expense of $79,631.

      Non-operating interest expense for March 31, 2004 included interest income of $45,000 on $2,250,000 8% convertible subordinated promissory notes of RELM Wireless Corporation offset by; 1) $80,000 financing fee associated with the short term promissory note issued to acquire the RELM notes and 2) interest expense of $44,631 on the short term promissory note. There were no similar expenses or revenue in the first quarter of 2005 as all obligations were satisfied prior to December 31, 2004.

      Basic and diluted earnings per share for the three month period ended March 31, 2005 and 2004 were $0.004 and $(0.01) respectively.

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

Goodwill and Other Intangible Assets

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

Financial Condition

      Total assets increased from $9,205,430 at December 31, 2004 to $11,668,150 at March 31, 2005. The increase is the result of the Company's acquisition of mmwave Technologies Inc. during the quarter.

      Current assets increased from $4,132,971 at December 31, 2004 to $4,797,263 at March 31, 2005. The net increase is the result of 1) cash of ($414,965), 2) accounts receivable of $100,053, 3) inventory of $746,314, 4)
prepaid expense decrease of ($2,856), and 5) investments of $235,746.

      Net Property, plant and equipment increased from $405,220 at December 31, 2004 to

$482,116 at March 31, 2005. The net increase is the result of minimal purchases of capital assets, the acquisition completed by the Company during the first quarter and amortization taken for the three months.

      Intangible assets decreased from $1,388,163 at December 31, 2004 to $1,363,866 at March 31, 2005 due to the amortization of the residual premiums and agency fee.

      Goodwill increased from $2,976,032 at December 31, 2004 to $4,246,500 at March 31, 2005 mainly due to the acquisition made during March 2005 of mmwave.

      Total liabilities increased from $3,919,432 at December 31, 2004 to $4,390,437. The increase is also attributable to the acquisition made by the Company in the current quarter.

      Current liabilities increased by $507,573 from $3,847,786 to $4,355,359 during the current quarter. The increase is the result of; 1) an increase of $556,405 in accounts payable and accrued liabilities, which was primarily the result of rising operating levels and acquisitions, 2) a decrease in current portion of long term debt of $47,835, 3) a decrease in customer deposits of $997.

      Long term debt decreased from $46,448 at December 31, 2004 to $18,825. The decrease is the result of normal contracted repayments made during the quarter. Non-controlling interest, which represents the amount of net assets owed to the parties holding the remaining 3.8% of Wireless Age Canada, reduced from $25,198 to $16,253 as a result of the Company's acquisition of an additional 2.2% of the minority interest during the quarter.

      Stockholders' equity increased from $5,285,998 at December 31, 2004 to $7,277,713 during the current quarter. The increase is the result of:

   1. The earnings of $107,344 during the quarter.

   2. 225,000 shares valued at $125,123 issued to acquire the additional 400,000 shares of Azonic.

   3. 61,200 shares valued at $32,803 issued to acquire the additional 2.2% of WACL.

   4. 50,000 shares valued at $20,435 issued as a result of the acquisition of Prime Battery.

   5. 4,500,000 shares valued at $1,628,100 issued to acquire the outstanding shares of mmwave.

   6. A foreign exchange gain of $7,508 recorded in accumulated other comprehensive income.; and

   7. An unrealized holding gain on marketable securities of $70,402.

Liquidity and Capital Resources

      As at March 31, 2005, the Company had current assets of $4,797,263 and current liabilities of $4,355,359, indicating working capital of $441,904 up from $285,185 at the beginning of the quarter. The Company's working capital ratio increased from 1.07 at the beginning of the period to 1.10 at the end. The Company's leverage ratio (defined as total liabilities divided by stockholders' equity) improved from 0.74 at the beginning of the quarter to 0.60 at the end.

      For the three month period ended March 31, 2005, cash generated in operating activities amounted to $160,755 primarily as a result of net income adjusted for non cash items and various changes in operating assets and liabilities. Cash provided by investing activities during the three month period ended March 31, 2005 amounted to $80,491. This is the net of the $256,050 of cash from the acquisition, the $165,344 investment in RELM and the $10,215 used to acquire additional capital assets. Cash used by financing activities during the three month period ended March 31, 2005 amounted to $656,211.

      Management plans to aggressively grow the wireless business through acquisitions utilizing primarily the Company's common stock to pay for these acquisitions. Current common stock shareholders are expected to experience substantial dilution as the Company grows in size.

      The Company's ability to fund the planned growth and acquisitions is also connected to its ability to raise external financing. Management is confident that the stable WACL, mmwave and Wireless Source subsidiaries form a strong base on which it can build. Additional funding will be required for acquisitions, additional working capital and pre-maturity consolidated operating losses. Management plans to raise the necessary capital in an appropriate mixture of short term debt secured primarily on the liquid assets of the Company and its newly acquired businesses, long term debt, subordinated debt and equity private placements. There can be no assurance that the Company will be able to raise this funding as when needed.

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

      Item 3. Controls and Procedures.

      We maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that material information related to the Company, including our consolidated subsidiaries, is made known our Chief Executive Officer and our Chief Financial Officer on a regular basis. Our Board of Directors, operating through its Audit Committee, which is composed entirely of independent outside directors, provides oversight to our financial reporting process. Management has reviewed this system of disclosure controls and procedures as of the end of the period covered by this report. The results of such evaluation were presented to the Audit Committee of the Board of Directors. On the basis of such evaluation, our CEO and CFO concluded there were no significant deficiencies or material weaknesses in the Company's disclosure controls and procedures and that the design and operation of these disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in SEC rules and forms.

      There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

      The term "disclosure controls and procedures" as used in this report means, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934, as amended, (the "Exchange Act"), controls and other procedures of our Company that are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act (15 U.S.C. 78a et seq.) is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to Company's management, including its principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

PART II. Other Information

Item 1. Legal Proceedings.

      To the knowledge of the Company, there are no material pending legal proceedings to which the Company is a party or of which any of its property is subject.

Item 2. Changes in Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

      On January 25, 2005, the Company issued 225,000 shares of its common stock to L&M Specialties, Inc. in consideration for the acquisition of 400,000 shares of Azonic Corporation. The issuance of the foregoing securities by the Company was a private transaction made in reliance on Section (2) of the Securities Act of 1933, as amended. The persons who exercise voting, investment and power of disposition over Company securities held of record by L&M Specialties, Inc. are Lawrence Schaffer and Michael Schaffer.

      On March 4, 2005, the Company issued 4,500,000 shares of its common stock for all the issued and outstanding common shares of mmwave Technologies Inc. The mmwave acquisition was consummated through a series of agreements among Wireless Age, its wholly owned subsidiary 1588102 Ontario Inc. ("1588102") and the former shareholders of mmwave: Brad Poulos, Brad Poulos Holdings Inc., Glenn Poulos, Glen Poulos Holdings Inc., Sylvain Lafreniere and Sylvain Lafreniere Holdings Inc. (collectively the "Vendors"). Wireless Age and 1588102 entered into a Share Exchange Agreement with the Vendors to acquire all the issued and outstanding common shares of mmwave in exchange for 4,500,000 Class B Exchangeable Shares of 1588102. Wireless Age, 1588102, and the law firm of Segal, Talarico, Habib, Molot LLP ("STHM") also entered into a Voting and Exchange Agency Agreement (the "Agency Agreement") pursuant to which 4,500,000 shares of Wireless Age common stock (the "Escrow Shares") were issued to STHM, as agent for the Vendors and STHM agreed to act as a voting and escrow agent on behalf of the Vendors. Wireless Age, 1588102 and STHM also entered into a Support Agreement under which the general terms and conditions of the exchange of the 1588102 Class B Exchangeable Shares are to be governed. Under the general terms of the Class B Exchangeable Shares, the Vendors have the right to exchange the Class B shares into the Escrow Shares at any time over the next 5 years. Prior to the exercise of such exchange rights, STHM will be the owner of record of the Escrow Shares and will retain power to vote the Escrow Shares in regard to any and all matters presented to vote or consent of the Wireless Age stockholders. Under the terms of the Agency Agreement, STHM, in its capacity as agent, is to act in regard to such matters only in accordance with instructions given by the Vendors, respectively. In the event that any of the Vendors do not give instructions, STHM in its capacity as agent shall abstain from voting with respect to any such attributable Exchangeable Shares and the corresponding Escrow Shares. Other than acting in accordance with the specified provisions for release of the Wireless Age Escrow Shares upon exercise of exchange rights underlying the Exchangeable Shares or pursuant to other action required in the Support Agreement and the Agency Agreement, respectively, STHM does not have any powers of disposition over the Wireless Age Escrow Shares. All of such Exchangeable Shares and the Escrow Shares were issued pursuant to the exemption from registration provided under Regulation S promulgated under the Securities Exchange Act of 1933, as amended.

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

Exhibit 10.24 Share Exchange Agreement by and between Wireless Age Communications, Inc., 1588102 Ontario Inc., Bradley John Poulos, Glenn Poulos, Sylvain Lafreniere, Brad Poulos
                  Holdings Inc., Glenn Poulos Holdings Inc., and Sylvain Lafreniere Holdings Inc. dated March 4, 2005, incorporated by reference to Exhibit 99.1 of the Company's Form 8-K filed with the Commission on March 10, 2005.

Exhibit 10.25 Voting and Exchange Agency Agreement by and between Wireless Age Communications, Inc. 1588102 Ontario Inc. and Segal, Talarico, Habib, Molot LLP dated March 4, 2005, incorporated by reference to Exhibit 99.2 of the Company's Form 8-K filed with the Commission on March 10, 2005.

Exhibit 10.26 Support Agreement by and between Wireless Age Communications Inc. 1588102 Ontario Inc., and Segal, Talrico, Habib, Molot LLP dated March 4, 2005, incorporated by reference to
                  Exhibit 99.3 of the Company's Form 8-K filed with the Commission on March 10, 2005.

Exhibit 10.27     Employment Agreement between Wireless Age Communications
                  Inc and Bradley John Poulos, dated March 4, 2005, incorporated by reference to Exhibit 99.4 of the Company's Form 8-K filed with the Commission on March 10, 2005.

Exhibit 10.28 Employment Agreement between mmwave Technologies Inc. and Glenn James Poulos, dated March 4, 2005, incorporated by reference to Exhibit 99.5 of the Company's Form 8-K filed with the Commission on March 10, 2005.

(b)   Reports on Form 8-K.

      Form 8-K, filed March 10, 2005, reporting the acquisition of mmwave Technologies Inc. by the Company on March 4, 2005.

      Form 8-K, filed February 10, 2005, reporting (i) the Proposed Acquisition of mmwave Technologies Inc.; (ii) status of the Proposed Acquisition of Knowlton Pass Inc.; (iii) status of the Proposed Acquisition of Westcan Wireless, Allcan Electronic Distributors and an Investment in Bluewave Antenna Systems Ltd.

      Form 8-K/A, filed February 8, 2005, reporting the Pro Forma Financial Information and Exhibits in connection with the July 30, 2004 acquisition by the Company of Marlon Distributors Ltd. and its wholly owned subsidiary Marlon Recreational Products Ltd.

      Form 8-K, filed January 6, 2005, reporting on the extension of the Proposed Acquisition of Knowlton Pass Inc.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

DATE: May 13, 2005                 BY:     /s/ John G. Simmonds
                                           ----------------------------
                                           John G. Simmonds
                                           Chairman/CEO/Director


DATE: May 13, 2005                 BY:     /s/ Gary N. Hokkanen
                                           ----------------------------
                                           Gary N. Hokkanen
                                           CFO