Form 10QSB/A
period 2004-03-31
WIRELESS AGE COMMUNICATIONS INC
filed 2005-07-20
CIK 1130131

SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC. 20549

                                  FORM 10-QSB/A
                                 Amendment No. 2

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

                        WIRELESS AGE COMMUNICATIONS, INC.

                                      INDEX

PART I   FINANCIAL INFORMATION

Item 1.  Condensed Financial Statements (unaudited)
            Condensed Consolidated Balance Sheet............................   3
            Condensed Consolidated Statements of Operations and
              Comprehensive Income (Loss)...................................   4
            Condensed Consolidated Statements of Stockholders' Equity.......   5
            Condensed Consolidated Statements of Cash Flows.................   7
            Notes to Condensed Consolidated Financial Statements............   8

Item 2.  Management's Discussion and Analysis or Plan of Operation..........  16

Item 3.  Controls and Procedures............................................  23

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings..................................................  24

Item 2.  Change in Securities and Use of Proceeds...........................  24

Item 3.  Defaults Upon Senior Securities....................................  24

Item 4.  Submission of Matters to a Vote of Security Holders................  24

Item 5.  Other Information..................................................  24

Item 6.  Exhibits and Reports on Form 8-K...................................  25
            A)  Exhibit Schedule
            B) Reports Filed on Form 8-K

Signatures..................................................................  26


Explanatory Note: This Amendment No. 2 on Form 10-QSB/A to the Quarterly Report on Form 10-QSB of Wireless Age Communications, Inc. for the quarter ended March 31, 2004, which was filed with the Securities and Exchange Commission on May 17, 2004, and amended on February 8, 2005, is being filed to amend Item 3 of Part I, Controls and Procedures, to include the information contained herein.

                        PART I. FINANCIAL INFORMATION

ITEM 1.  CONDENSED FINANCIAL STATEMENTS

                        WIRELESS AGE COMMUNICATIONS, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2004
                                   (UNAUDITED)

ASSETS
Current Assets:
    Receivables                                                                 $ 1,164,953
    Inventory                                                                     1,298,577
    Investments (note 4)                                                          2,600,000
    Prepaid expenses                                                                240,813
--------------------------------------------------------------------------------------------
                                                                                  5,304,343
--------------------------------------------------------------------------------------------

Capital assets, net of accumulated amortization of $785,306                         384,080
Intangible assets and goodwill (note 5)                                           4,777,023
--------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                    $10,465,446
============================================================================================

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current Liabilities:
    Bank indebtedness                                                           $   484,135
    Accounts payable and accrued liabilities                                      1,790,859
     Customer deposits                                                               17,354
     Due to related parties                                                         352,042
     Current portion of long-term debt (note 6)                                   2,578,059
--------------------------------------------------------------------------------------------
Total current liabilities                                                         5,222,449

Long-term debt (note 6)                                                             154,637
Non-controlling interest                                                             48,862
--------------------------------------------------------------------------------------------
Total liabilities                                                                 5,425,948
--------------------------------------------------------------------------------------------

Stockholders' equity

   Preferred stock, $0.001 par value, 10,000,000 shares authorized, No
      shares issued and outstanding                                                      --
   Common stock, $.001 par value, 100,000,000 shares authorized,
      20,986,604 shares issued and outstanding at March 31, 2004                     20,986
   Additional paid-in capital                                                     5,292,976
   Common stock subscribed                                                          125,625
   Accumulated deficit                                                            (465,477)
   Accumulated other comprehensive income                                            65,388
--------------------------------------------------------------------------------------------
Total stockholders' equity                                                        5,039,498
============================================================================================
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                      $10,465,446
============================================================================================

                 See accompanying notes to financial statements.

                        WIRELESS AGE COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                         AND COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                                                            Three Months Ended
                                                                 March 31,
                                                              2004          2003
--------------------------------------------------------------------------------

Sales                                                   $2,956,862   $1,408,824

Cost of goods sold                                       1,968,177      700,704
--------------------------------------------------------------------------------

Gross profit                                               988,685      708,120
--------------------------------------------------------------------------------

Expenses:
    Selling and administrative expenses                  1,116,819      572,557
    Amortization                                            55,711       55,200
    Interest                                                29,128       13,984
--------------------------------------------------------------------------------
Total expenses                                           1,201,658      641,741

--------------------------------------------------------------------------------
Income (loss) from operations                            (212,973)       66,379
--------------------------------------------------------------------------------

Other (income) expenses
    Gain on disposal of marketable securities             (33,845)           --
    Non-operating interest expense, net (note 7)            79,631           --
    Foreign exchange loss (gain)                           (2,353)       36,749
    Management fee income                                       --     (14,724)
--------------------------------------------------------------------------------
                                                            43,433       22,025
--------------------------------------------------------------------------------

Income (loss) before income taxes
   and non-controlling interest                          (256,406)       44,354

    Income taxes                                                --       23,714
--------------------------------------------------------------------------------

Income (loss) before non-controlling interest            (256,406)       20,640

    Non-controlling interest                               (1,535)      (1,339)
--------------------------------------------------------------------------------

Net income (loss)                                       $(257,941)   $   19,301
================================================================================
Basic earnings (loss) per share of common stock:
Weighted average number of common shares outstanding    20,613,687   15,554,105
      Basic earnings (loss) per share                    $(0.0125)      $0.0012
Diluted earnings (loss) per share of common stock:
Weighted average number of common shares outstanding    20,797,020   15,554,105
      Diluted earnings (loss) per share                         --      $0.0012

Comprehensive Income (Loss)

Net income (loss)                                       $(257,941)   $   19,301
Other comprehensive income (loss):
Foreign exchange translation gain (loss)                   (5,088)       32,852
--------------------------------------------------------------------------------
Comprehensive income (loss)                             $(263,029)   $   52,153
--------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                        WIRELESS AGE COMMUNICATIONS, INC.
            CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   (UNAUDITED)

                                    Common Stock
                           ---------------------------                                           Accumulated
                                                         Common     Additional                      Other           Total
                                                          Stock       Paid-in    Accumulated    Comprehensive   Stockholders'
                             Shares          Amount    Subscribed     Capital      Deficit         Income          Equity
------------------------------------------------------------------------------------------------------------------------------
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

                        WIRELESS AGE COMMUNICATIONS, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                      Three Months Ended
                                                                            March 31,
                                                                          2004         2003
--------------------------------------------------------------------------------------------
NET CASH PROVIDED BY (USED IN) OPERATIONS
    Net income (loss)                                               $(257,941)      $19,301
    Adjustments to reconcile net loss
      to net cash provided by (used in) operating activities:
                 Amortization                                           55,711       55,200
                 Foreign exchange (gain) loss                          (2,353)       36,749
                 Gain on disposal of marketable securities            (33,845)           --
                 Non-controlling interest share of income                1,535        1,339
     Changes in working capital accounts:
                 Accounts receivable                                   311,591      158,656
                 Inventory                                              10,232     (72,029)
                 Prepaid expenses                                       38,897        (424)
                 Accounts payable and accrued liabilities            (872,174)    (157,520)
                 Income taxes payable                                       --        9,772
                 Due to related parties                                 98,319       49,804
                 Customer deposits                                       8,496        4,207
--------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                  (641,532)      105,055
--------------------------------------------------------------------------------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
          Proceeds on disposal of marketable securities                 37,640           --
          Additions to capital assets                                 (10,686)     (50,774)
--------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities:                    26,954     (50,774)
--------------------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
          Increase (decrease) in bank indebtedness                     419,829     (51,990)
          Increase (decrease) in long-term debt and
             obligations under capital leases                          194,749      (2,291)
--------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities:                   614,578     (54,281)
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
Increase in cash                                                             0            0
============================================================================================
CASH, beginning of period                                                    0            0
============================================================================================
CASH, end of period                                                     $    0       $    0
============================================================================================

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

NOTE 6 - LONG-TERM DEBT

             Agency fee repayable in semi-annual payments
             of $24,403 (CDN$32,000) (principal CDN$103,204)
             including interest at 4.4% per annum, unsecured.     $       78,703

             Note payable, secured by common shares of Wireless
             Canada, repayable in one instalment payment of
             $61,008 (CDN$80,000) on April 30, 2003 and the
             balance in monthly instalment payments of $8,575
             (CDN$11,244) commencing June 1, 2003 including
             interest at 6% per annum (principal CDN$273,895).           208,872

             Note payable, secured by common shares of
             Wireless Canada, non-interest bearing and
             repayable in monthly instalments of $10,327
             (CDN$13,542) (principal CDN$ 40,125).                        30,599

             Subordinated loan payable, unsecured, bearing
             interest at 12% per annum and repayable in
             monthly amounts of $5,808 (CDN$7,916) commencing
             May 31, 2003 (principal CDN$110,833).                        84,522

             Secured promissory note payable, bearing interest
             at 8% per annum and due and payable on June 30,
             2004.                                                     2,330,000
                                                                  --------------
                                                                       2,732,696
             Less:  current portion:                                 (2,578,059)
                                                                  --------------
                                                                  $      154,637
                                                                  ==============

NOTE 7 - NON-OPERATING INTEREST EXPENSE, NET

                                                         2004          2003
                                                         ----          ----
             Interest expense on secured
               promissory note payable               $   44,631      $      --
             Amortization of financing fee on
               secured promissory note payable           80,000             --
             Interest income on 8% convertible
               subordinated promissory notes of
               RELM Wireless (pledged as security
               to $2,330,000 promissory note)           (45,000)            --
                                                     ----------      ---------
                                                     $   79,631      $      --
                                                     ==========      =========

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

ITEM 3. CONTROLS AND PROCEDURES.

      We maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that material information related to the Company, including our consolidated subsidiaries, is made known our Chief Executive Officer and our Chief Financial Officer on a regular basis. Our Board of Directors, operating through its Audit Committee, which is composed entirely of independent outside directors, provides oversight to our financial reporting process. Management has reviewed this system of disclosure controls and procedures as of the end of the period covered by this report. The results of such evaluation were presented to the Audit Committee of the Board of Directors. On the basis of such evaluation, our CEO and CFO concluded there were no significant deficiencies or material weaknesses in the Company's disclosure controls and procedures and that the design and operation of these disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in SEC rules and forms. The CEO and CFO have concluded that the disclosure controls and procedures are effective at a reasonable assurance level as of the evaluation date of this report.

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


DATE: July 20, 2005                          BY: /s/ John G. Simmonds
                                                  ----------------------------
                                                  John G. Simmonds
                                                  Chairman/CEO/Director


DATE: July 20, 2005                          BY: /s/ Gary N. Hokkanen
                                                  ----------------------------
                                                  Gary N. Hokkanen
                                                  CFO