Form 10QSB/A
period 2004-06-30
WIRELESS AGE COMMUNICATIONS INC
filed 2005-07-20
CIK 1130131

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

                        Wireless Age Communications, Inc.

                                      INDEX

PART I    Financial Information
Item 1.   Condensed Financial Statements (unaudited)
             Condensed Consolidated Balance Sheet.............................................   3
             Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)..   4
             Condensed Consolidated Statements of Stockholders' Equity........................   5
             Condensed Consolidated Statements of Cash Flows..................................   7
             Notes to Condensed Consolidated Financial Statements.............................   8

Item 2.   Management's Discussion and Analysis................................................  18

Item 3.   Controls and Procedures.............................................................  27

PART II.  Other Information

Item 1.   Legal Proceedings...................................................................  28

Item 2.   Change in Securities and Use of Proceeds............................................  28

Item 3.   Defaults Upon Senior Securities.....................................................  30

Item 4.   Submission of Matters to a Vote of Security Holders.................................  30

Item 5.   Other Information...................................................................  31

Item 6.   Exhibits and Reports on Form 8-K....................................................  31
                A) Exhibit Schedule
                B) Reports Filed on Form 8-K

Signatures....................................................................................  32

Explanatory Note: This Amendment No. 2 on Form 10-QSB/A to the Quarterly Report on Form 10-QSB of Wireless Age Communications, Inc. for the quarter ended June 30, 2004, which was filed with the Securities and Exchange Commission on August 11, 2004, and amended on February 8, 2005, is being filed to amend Item 3 of
Part I, Controls and Procedures, to include the information contained herein.

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


DATE: July 20, 2005                         BY: /s/ John G. Simmonds
                                                -------------------------------
                                                John G. Simmonds
                                                Chairman/CEO/Director


DATE: July 20, 2005                         BY: /s/ Gary N. Hokkanen
                                                -------------------------------
                                                Gary N. Hokkanen
                                                CFO