Form 10QSB/A
period 2004-09-30
WIRELESS AGE COMMUNICATIONS INC
filed 2005-07-20
CIK 1130131

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

Explanatory Note: This Amendment No. 2 on Form 10-QSB/A to the Quarterly Report on Form 10-QSB of Wireless Age Communications, Inc. for the quarter ended September 30, 2004, which was filed with the Securities and Exchange Commission on November 15, 2004, and amended on February 8, 2005, is being filed to amend
Item 3 of Part I, Controls and Procedures, to include the information contained herein.

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