Form 10QSB
period 2005-06-30
WIRELESS AGE COMMUNICATIONS INC
filed 2005-08-05
CIK 1130131

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                  For the Quarterly Period Ended June 30, 2005

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

         For the transition period from ______________ to ______________

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

                                 (905) 773-3529
                           (Issuer's Telephone Number)

                                       N/A
               (Former name, former address and former fiscal year
                          if changed since last report)

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

The number of shares of common stock outstanding as of July 26, 2005: 28,431,046

Transitional Small Business Disclosure format (Check one): Yes |_| No |X|

================================================================================

                        Wireless Age Communications, Inc.

                                      INDEX

PART I     Financial Information

Item 1.    Condensed Financial Statements (unaudited)
                  Condensed Consolidated Balance Sheet...............................................   3
                  Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)....   4
                  Condensed Consolidated Statements of Stockholders' Equity..........................   5
                  Condensed Consolidated Statements of Cash Flows....................................   9
                  Notes to Condensed Consolidated Financial Statements...............................  10

Item 2.    Management's Discussion and Analysis......................................................  22

Item 3.    Controls and Procedures...................................................................  33

PART II.   Other Information

Item 1.    Legal Proceedings.........................................................................  34

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds...............................  34

Item 3.    Defaults Upon Senior Securities...........................................................  34

Item 4.    Submission of Matters to a Vote of Security Holders.......................................  34

Item 5.    Other Information.........................................................................  34
Item 6.    Exhibits and Reports on Form 8-K..........................................................  34
                A) Exhibit Schedule
                B) Reports Filed on Form 8-K
Signatures...........................................................................................  36

                          PART I. Financial Information

Item 1. Condensed Financial Statements

                        Wireless Age Communications, Inc.
                      Condensed Consolidated Balance Sheet
                                  June 30, 2005
                                   (UNAUDITED)

ASSETS

Current Assets:
   Cash and cash equivalents                                                   $    370,298
    Receivables                                                                   2,366,284
    Inventory                                                                     1,884,531
    Prepaid expenses                                                                 60,214
-------------------------------------------------------------------------------------------
                                                                                  4,681,327
-------------------------------------------------------------------------------------------

Property, plant and equipment, net of accumulated amortization of $1,324,384        453,134
Due from related parties                                                            985,885
Notes receivable (Note 12)                                                          532,999
Investments (Note 4)                                                                 56,177
Intangible assets (Note 5)                                                        1,338,654
Goodwill (Note 5)                                                                 4,348,280

-------------------------------------------------------------------------------------------
TOTAL ASSETS                                                                   $ 12,396,456
-------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Bank indebtedness (Note 6)                                                $    398,525
   Accounts payable and accrued liabilities                                       4,054,751
     Customer deposits                                                               11,794
     Current portion of shareholder loans (Note 11)                                 142,227
     Current portion of long-term debt (Note 6)                                     126,763
-------------------------------------------------------------------------------------------
Total current liabilities                                                         4,734,060

Shareholder loans (Note 11)                                                          92,509
Minority interest                                                                     1,283
-------------------------------------------------------------------------------------------
Total liabilities                                                                 4,827,852
-------------------------------------------------------------------------------------------

Stockholders' equity
   Preferred stock, $0.001 par value, 10,000,000 shares authorized,
   No shares issued and outstanding                                                      --
   Common stock, $.001 par value, 100,000,000 shares authorized,
   28,431,046 shares issued and outstanding at June 30, 2005                         28,431
   Additional paid-in capital                                                     9,194,549
   Accumulated deficit                                                           (1,802,587)
   Accumulated other comprehensive income                                           148,211
-------------------------------------------------------------------------------------------
Total stockholders' equity                                                        7,568,604
-------------------------------------------------------------------------------------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                     $ 12,396,456
-------------------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                        Wireless Age Communications, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
                                   (UNAUDITED)

                                                              Three Months Ended              Six Months Ended
                                                                   June 30,                        June 30,
                                                              2005            2004            2005            2004
                                                              ----            ----            ----            ----
Sales - product                                        $  5,450,315    $  2,960,894    $  8,665,030    $  5,337,962

Cost of goods sold - product                              4,259,313       2,401,498       6,792,169       4,369,675
-------------------------------------------------------------------------------------------------------------------

Gross profit - product                                    1,191,002         559,396       1,872,861         968,287

Commission and residual revenue                             915,539         631,622       1,692,383       1,211,416
-------------------------------------------------------------------------------------------------------------------

Total gross profit                                        2,106,541       1,191,018       3,565,244       2,179,703

Selling and administrative expenses                       1,688,040       1,223,490       2,930,198       2,340,309
-------------------------------------------------------------------------------------------------------------------

Earnings (loss) from operations                             418,501         (32,472)        635,046        (160,606)

Amortization                                                 64,555          58,889         124,662         114,600
Interest                                                      5,838          28,631           7,576          57,759
-------------------------------------------------------------------------------------------------------------------

Income (loss) before under-noted items                      348,108        (119,992)        502,808        (332,965)

Other (income) expenses
    Gain on disposal of marketable securities               (35,853)       (241,749)        (35,853)       (275,594)
    Non-operating interest expense, net (Note 7)                 --          28,139              --         107,770
    Foreign exchange loss (gain)                             10,368           1,984          16,669            (369)
-------------------------------------------------------------------------------------------------------------------
                                                            (25,485)       (211,626)        (19,184)       (168,193)
-------------------------------------------------------------------------------------------------------------------
Income (loss) before share of loss from equity
accounted investment and minority interest                  373,593          91,634         521,992        (164,772)

    Share of loss of equity accounted investment
    (Note 4)                                                (32,616)             --         (73,671)             --
-------------------------------------------------------------------------------------------------------------------

Income (loss) before minority interest                      340,977          91,634         448,321        (164,772)

    Minority interest                                            --              --              --          (1,535)
-------------------------------------------------------------------------------------------------------------------

Net income (loss)                                      $    340,977    $     91,634    $    448,321    $   (166,307)
===================================================================================================================
Basic earnings (loss) per share of common stock:
Weighted average number of common shares outstanding     28,394,782      21,090,771      26,930,029      20,852,229
      Basic earnings (loss) per share                  $      0.012    $      0.004    $      0.017    $     (0.008)
Diluted earnings (loss) per share of common stock:
Weighted average number of common shares outstanding     28,578,115      21,274,104      27,113,362              --
      Diluted earnings per share                       $      0.012    $      0.004    $      0.017              --

Comprehensive Income (Loss)
Net income (loss)                                      $    340,977    $     91,634    $    448,321    $   (166,307)
Other comprehensive income (loss):
Unrealized holding loss on marketable securities            (70,402)             --              --              --
Foreign exchange translation gain (loss)                      3,566          (2,239)         11,074          (7,327)
-------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                            $    274,141    $     89,395    $    459,395    $   (173,634)
===================================================================================================================

                 See accompanying notes to financial statements.

                        Wireless Age Communications, Inc.
            Condensed Consolidated Statements of Stockholders' Equity
                                   (UNAUDITED)

                                Common Stock
                          ------------------------
                                                                                                Accumulated
                                                        Common      Additional                     Other         Total
                                                        Stock        Paid-in      Accumulated  Comprehensive  Stockholders'
                             Shares        Amount     Subscribed     Capital        Deficit        Income        Equity
                          -------------------------------------------------------------------------------------------------
Balance, December 31,
 2003                      19,574,104   $   19,574           --     4,741,850      (207,536)       94,720       4,648,608

Issuance of common
stock for retraction
of preferred stock of
wholly owned
subsidiary                  1,000,000        1,000           --        (1,000)           --            --              --

Issuance of common
 stock to acquire
 investments                  412,500          412           --       549,588            --            --         550,000

Adjustment arising
 from common stock
 issued for
 consulting services
 provided                          --           --      125,625            --            --            --         125,625

Adjustment arising
 from warrants issued
 for consulting
 services provided                 --           --           --         2,538            --            --           2,538

Adjustment arising
 from the disposal of
 marketable securities             --           --           --            --            --       (24,244)        (24,244)

Adjustment arising
 from foreign
 exchange translation
 loss                              --           --           --            --            --        (5,088)         (5,088)

Net income (loss) for
 the three month
 period ended March
 31, 2004                          --           --           --            --      (257,941)           --        (257,941)
                          -----------   ---------------------------------------------------------------------------------

Balance, March 31,
 2004                      20,986,604   $   20,986      125,625     5,292,976      (465,477)       65,388       5,039,498
                          -----------   ---------------------------------------------------------------------------------

Adjustment arising
 from the issuance of
 common stock for
 consulting services
 provided                     125,000          125     (125,625)      125,500            --            --              --

Adjustment arising
 from foreign
 exchange translation
 loss                              --           --           --            --            --        (2,239)         (2,239)

Net income (loss) for
 the three month
 period ended June
 30, 2004                          --           --           --            --        91,634            --          91,634

                          -----------   ---------------------------------------------------------------------------------
Balance, June 30, 2004     21,111,604   $   21,111           --     5,418,476      (373,843)       63,149       5,128,893
                          -----------   ---------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                        Wireless Age Communications, Inc.
            Condensed Consolidated Statements of Stockholders' Equity
                                   (UNAUDITED)

                                 Common Stock
                           -------------------------
                                                                                               Accumulated
                                                         Common     Additional                    Other         Total
                                                         Stock       Paid-in    Accumulated   Comprehensive  Stockholders'
                              Shares       Amount      Subscribed    Capital      Deficit        Income         Equity
                           -----------------------------------------------------------------------------------------------
Balance, December 31,
 2004                       23,544,846   $   23,545           --    7,376,224   (2,250,908)      137,137       5,285,998

Issuance of common
stock to acquire
investments                    225,000          225           --      124,898           --            --         125,123

Issuance of common
stock to acquire
additional interest
in majority owned
subsidiary                      61,200           61           --       32,742           --            --          32,803

Issuance of common
stock under earnout
arrangement                     50,000           50           --       20,385           --            --          20,435

Issuance of common
stock to acquire
wholly owned
subsidiary                   4,500,000        4,500           --    1,623,600           --            --       1,628,100

Adjustment arising
 from foreign
 exchange translation
 gain                               --           --           --           --           --         7,508           7,508

Adjustment arising
 from unrealized
 holding gain on
 marketable securities              --           --           --           --           --        70,402          70,402

Net income for the
 three month period
 ended March 31, 2005               --           --           --           --      107,344            --         107,344
                           -----------  --------------------------------------------------------------------------------

Balance, March 31,
 2005                       28,381,046   $   28,381           --    9,177,849   (2,143,564)      215,047       7,277,713
                           -----------  --------------------------------------------------------------------------------

Issuance of common
stock under earnout
arrangement                     50,000           50           --       16,700           --            --          16,750

Adjustment arising
 from unrealized
 holding loss on
 marketable securities              --           --           --           --           --       (70,402)        (70,402)

Adjustment arising
 from foreign
 exchange translation
 gain                               --           --           --           --           --         3,566           3,566

Net income for the
 three month period
 ended June 30, 2005                --           --           --           --      340,977            --         340,977
                           -----------   -------------------------------------------------------------------------------

Balance, June 30, 2005      28,431,046   $   28,431           --    9,194,549   (1,802,587)      148,211       7,568,604
                           ===========   ===============================================================================

                 See accompanying notes to financial statements.

                        Wireless Age Communications, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (UNAUDITED)

                                                                         Six Months Ended
                                                                              June 30,
                                                                         2005           2004
                                                                         ----           ----
--------------------------------------------------------------------------------------------
Net cash provided by (used in) operations
    Net income (loss)                                             $   448,321    $  (166,307)
    Adjustments to reconcile net income (loss)
      to net cash provided by (used in) operating activities:
         Amortization                                                 124,662        114,600
         Foreign exchange (gain) loss                                  16,669           (369)
         Share of loss of equity investment                            73,671             --
         Gain on disposal of marketable securities                    (35,853)      (275,594)
         Minority interest share of income                                 --          1.535
    Changes in operating assets and liabilities:
         Accounts receivable                                          424,375         21,073
         Inventory                                                    118,145         26,973
         Prepaid expenses                                              64,781         13,849
         Accounts payable and accrued liabilities                  (1,231,057)        28,249
         Customer deposits                                             (2,137)         6,895
--------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                     1,577       (229,096)
--------------------------------------------------------------------------------------------
Cash flows from investing activities:
         Proceeds on disposal of marketable securities                201,198        457,640
         Purchase of marketable securities                           (165,344)            --
         Due from/to related parties                                 (512,789)      (294,128)
         Acquisition of additional portion of minority interest      (100,000)            --
         Decrease (increase) in note receivable                      (338,869)            --
         Additions to property, plant and equipment                   (20,306)       (84,799)
--------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities:                 (936,110)        78,716
--------------------------------------------------------------------------------------------
Cash flows from financing activities:
         Increase (decrease) in bank indebtedness                     398,525         32,653
         Increase (decrease) in shareholder loans                     (33,534)            --
         Increase (decrease) in long-term debt                       (116,330)       117,730
--------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities:                  248,661        150,383
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
Decrease in cash from business activities:                           (685,872)            --
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
Cash and cash equivalents acquired on acquisition                     256,050             --
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------
Increase (decrease) in cash                                          (429,822)            --
--------------------------------------------------------------------------------------------
Cash, beginning of period                                             800,120             --
--------------------------------------------------------------------------------------------
Cash, end of period                                               $   370,298    $        --
--------------------------------------------------------------------------------------------

Non cash financing activities:

During the six month period ended June 30, 2005, the Company:

      o     Issued 225,000 shares of its common stock to acquire investments.

      o Issued 61,200 shares of its common stock to acquire additional portion of minority interest in subsidiary.

      o     Issued 100,000 shares under an earnout arrangement.

      o Issued 4,500,000 shares of its common stock to acquire mmwave Technologies Inc.

During the six month period ended June 30, 2004, the Company:

      o Issued 412,500 shares of its common stock to purchase $550,000 in subordinated convertible promissory notes of RELM Wireless Corporation.

      o Acquired 6,000,000 common shares of Phantom Fibre Corporation from a related party by issuing a $180,000 note payable.

      o Acquired intellectual property rights in exchange for inventory valued at $76,260.

      o Issued 125,000 shares of its common stock for consulting services provided, valued at $125,625 of which $106,667 has been amortized.

                 See accompanying notes to financial statements.

                        Wireless Age Communications, Inc.

              Notes to Condensed Consolidated Financial Statements
                                  June 30, 2005
                                   (Unaudited)

Note 1 - Basis of Presentation and nature of operations

      The accompanying condensed unaudited consolidated financial statements of Wireless Age Communications Inc., (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004.

The Company, through its 99.7% owned subsidiary, Wireless Age Communications Ltd. ("WACL") is in the business of operating retail cellular and telecommunications outlets in cities in western Canada. A wholly owned subsidiary, mmwave Technologies Inc. ("mmwave"), is a distributor, systems integrator and representative of wireless, microwave and fibre optic components, test systems and subsystems. It also provides a range of technical solutions to the Canadian markets primarily in the manufacturing and service provider segments of the communications industry. The Company, through its other wholly owned subsidiaries Wireless Source Distribution Ltd. ("Wireless Source"), Prime Wireless Corporation ("Prime Wireless"), Prime Battery Products Limited ("Prime Battery") and Marlon Distributors Ltd. ("Marlon") is in the business of distributing two-way radio products, prepaid phone cards, wireless accessories and various battery and ancillary electronics products in Canada. WACL was acquired on October 8, 2002, mmwave was acquired on March 4, 2005, Prime Wireless was acquired on March 13, 2003, Wireless Source was acquired on September 19, 2003, Marlon was acquired on July 30, 2004 and Prime Battery was acquired on September 16, 2004.

The Company was incorporated in the State of Nevada on November 17, 2000 as Lennoc Ventures, Inc. On October 20, 2002, the Company changed its name to Wireless Age Communications, Inc.

Note 2 - Recent developments

Acquisition of Knowlton Pass Inc. and Knowlton Pass' Agreements with MaxTel Wireless Inc.

      On July 26, 2004, the Company announced that it had agreed to fund the development of the Knowlton Pass Electronics Inc. (Knowlton Pass) business plan by way of a loan. Under the terms of the Knowlton Pass agreement Wireless Age agreed to fund development of the project through draws of no more than $80,000 (CAD$100,000) per month. The Company also had an option (but not the obligation) to acquire all of the issued and outstanding Knowlton Pass common shares between September 1, 2004 and January 2, 2005 in exchange for 540,000 shares of its common stock. Subsequently both parties agreed to extend the expiry date of the option to

July 31, 2005. On July 29, 2005 the Company exercised the option and acquired all of the outstanding common shares of Knowlton Pass. The transaction closed in escrow for a sixty day period during which the Company has the right to complete further due diligence.

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

The mmwave acquisition was consummated through a series of agreements among the Company, its wholly owned subsidiary 1588102 Ontario Inc. ("1588102") and the former shareholders of mmwave (collectively the "Vendors"). The company and 1588102 entered into a Share Exchange Agreement with the Vendors to acquire all the issued and outstanding common shares of mmwave in exchange for 4,500,000 Class B Exchangeable Shares of 1588102. Each of the Exchangeable Shares is exchangeable for one share of Company Common Stock which has been issued into the escrow of an escrow agent until such exercise date. After giving effect to the 4.5 million shares of Company common stock issued in connection with the mmwave acquisition, the number of Company shares beneficially owned by the former shareholders of mmwave in the aggregate constitutes 15.8% of the approximately 28 million issued and outstanding shares of Company common stock. Mr. Brad Poulos, the new President of the Company and Mr. Glenn Poulos, the President of mmwave, each indirectly beneficially own approximately 1,350,000 shares of Company common stock, with each such holding constituting approximately 4.7% of the Company issued and outstanding common stock. Each of the holders of the Exchangeable Shares may direct the escrow agent to vote the Company shares and deliver dividends and distributions issued in respect of such Exchangeable Shares in accordance with the instructions of the respective holder. In addition, the holders of the Exchangeable Shares are entitled to a preference over the Wireless Age common shares and any other shares of Wireless Age with respect to the payment of dividends and on a liquidation distribution. Prior to the fifth anniversary of the date of the mmwave acquisition, the Exchangeable Shares may be exercised at any time by any of the Vendors for a same amount of escrow shares.

Acquisition of Minority Interest in WACL

      In January 2005, the Company executed an agreement with Rosemarie Sim to purchase 30,000 common shares of WACL owned by her in exchange for 61,200 restricted shares of the Company's common stock. Rosemarie Sim owned approximately 2.1% of the outstanding shares of WACL.

      During April 2005, the Company executed an agreement to purchase an additional 3.5% of

WACL in exchange for a $100,000. Pursuant to these purchases Dallas Robinson, Robert Sim and Rosemarie Sim agreed to resign as directors and officers of WACL. The Company now owns 99.7% of WACL.

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

      Consolidated financial statements

      The consolidated financial statements include the accounts of the Company, its two wholly-owned inactive subsidiaries DB Sim Holdings Ltd. ("DB Sim") and 1588102 Ontario Inc. ("1588102"), its 99.7% owned subsidiary WACL, and its wholly-owned subsidiaries Prime Wireless, mmwave, Marlon, and Wireless Source. WACL, DB Sim and Wireless Source are incorporated under the laws of the province of Saskatchewan, Canada. Prime Wireless and 1588102 are incorporated under the laws of the Province of Ontario, Canada and mmwave and Marlon Distributors are federally incorporated under the laws of Canada. All intercompany transactions have been eliminated.

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

      Investments

      Investments are recorded as available for sale marketable securities or equity accounted investments.

      Available for sale marketable securities are recorded at fair value and unrealized gains and losses, net of tax are recorded separately in stockholders' equity. Realized gains or losses and other than temporary declines in value are reported in other income or expense as incurred.

      Investments in other entities are accounted for using the equity method depending upon the level of ownership and/or the Company's ability to exercise significant influence over the operating and financial policies of the investee. Investments of this nature are recorded at original cost and adjusted periodically to recognize the Company's proportionate share of the investees' net income or losses after the date of investment. When net losses from an equity accounted for investment exceed its carrying amount, the investment balance is reduced to zero and additional losses are not provided for. The Company resumes accounting for the investment under the equity method when the entity subsequently reports net income and the Company's share of that net income exceeds the share of net losses not recognized during the period the equity method was suspended. Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred. When an equity accounted for investee issues its own shares, the subsequent reduction in the Company's proportionate interest in the investee is reflected in income as a deemed dilution gain proportionate interest in or loss on disposition.

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

      Advertising and Marketing Costs

      The Company expenses the costs of advertising and marketing as incurred. The Company incurred $129,181 and $128,113 of advertising and marketing expenses during the six month periods ended June 30, 2005 and 2004, respectively.

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

      Basic and Diluted Earnings (Loss) Per Share

      The Company reports basic earnings (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Basic earnings (loss) per share is computed using the weighted average number of shares outstanding during the year. Diluted earnings per share includes the potentially dilutive effect of outstanding common stock options and warrants which are convertible to common shares. Diluted loss per share is not presented if the results would be "anti-dilutive".

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

      Revenue from long-term contracts for developing and building telecommunications systems is recognized using the percentage of completion method where revenue is recorded as costs are incurred, based on actual costs incurred to date on a contract, relative to the estimated total costs to complete the contract. Unbilled revenue represents revenue earned in excess of amounts billed on uncompleted contracts. Deferred revenue represents the extent that billings to clients are in excess of revenue recognized to date. The results reported under the percentage of completion method are based on management's estimates of total costs to complete the various contracts. Should total actual costs be materially higher or lower than these estimates, adjustment to future results would be necessary.

      Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error

Corrections"("SFAS 154"). SFAS 154 replaces APB No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements" and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate that the adoption of SFAS 154 will have a material impact on its consolidated balance sheets and statements of operations, shareholders' equity and cash flows.

Note 4 - Investments

Available for Sale Securities

Investment in RELM Wireless Corporation Warrants

      On January 25, 2005, the Company acquired warrants to purchase 300,000 common shares of RELM Wireless Corporation, exercisable on a cashless basis on or before May 11, 2005 for a cash payment of $165,345 (CDN$200,000). Pursuant to the terms of the warrants the Company obtained 103,853 common shares of RELM through the exercise of the warrants on a cash-less basis. During May and June 2005, the Company disposed of the common shares for proceeds of $201,198. The Company recorded a gain on disposition of $35,853.

Equity Accounted Investments

Investment in Midland International Corporation (formerly known as Azonic Corporation)

      During the six month period ended June 30, 2005 the Company acquired an additional 400,000 common shares of Midland International Corporation a publicly traded entity listed on the NASD Over-the-Counter-Bulletin-Board in exchange for 225,000 shares of the Company's stock.

      This investment is recorded using the equity method so the account was adjusted during the period as follows:

      Balance at Dec 31, 2004                      $   4,725
      Additional investment in Midland               125,123
      Share of loss of Midland                       (73,671)
                                                   ---------
                                                   $  56,177
                                                   =========

Note 5 - Intangible Assets & Goodwill

Intangible assets

                                         ---------------------------------------
                                                       Accumulated
                                             Cost      Amortization      Net
                                             ----      ------------      ---
      Residual Premiums                  $   840,449   $   692,967   $   147,482
      MTS Agency Fee                         261,139       129,754       131,385
      Landmobile radio distribution
      and supply agreement                   284,500            --       284,500
      Prepaid card distribution
      agreement                              761,000            --       761,000
      Distribution rights                     16,322         2,035        14,287
                                         -----------   -----------   -----------
                                         $ 2,163,410   $   824,756   $ 1,338,654
                                         ===========   ===========   ===========

Goodwill

      During the six month period ended June 30, 2005, the Company issued shares to acquire additional investment in WACL and to satisfy an earn-out payment related to the acquisition of Prime Battery. Both of these transactions created a nominal increase in goodwill of $23,858 and $37,186 respectively. The Company also acquired goodwill associated with mmwave Technologies Inc. acquisition.

The changes in goodwill during the period were as follows:

      Goodwill as at December 31, 2004                                $2,976,032

      - mmwave acquisition                                             1,226,174

      - Prime Battery earn-out payment                                    20,436

      - Acquisition of further 2.1% of minority
      interest in Wireless Age Communications Ltd.                        23,858

                                                                      ----------
      Goodwill as at March 31, 2005                                    4,246,500
                                                                      ----------

                                                                          16,750
      - Prime Battery earn-out payment

      - Acquisition of further 3.5% of minority
      interest in Wireless Age Communications Ltd.                        85,030
                                                                      ----------
      Goodwill as at June 30, 2005                                     4,348,280
                                                                      ==========

Note 6 - Bank Indebtedness and Long-term Debt

Bank indebtedness

The Company has a line of credit of $620,000 (CAD$750,000) with a registered Canadian bank, secured by the accounts receivable and inventory of which $175,453 (CAD$215,000) was drawn as of June 30, 2005. At June 30, 2005 the bank indebtedness consisted of :

            Bank overdraft                                            $ 223,072
            Line of credit                                              175,453
                                                                      ---------
                                                                      $ 398,525
                                                                      =========

Long-term debt

      Agency fee repayable in semi-annual payments of $25,600
      (CDN$32,000) (principal CDN$34,854) including interest
      at 4.4% per annum, unsecured.                                   $  28,443

      Note payable, secured by common shares of Wireless
      Canada, repayable in one instalment payment of $59,976
      (CDN$80,000) on April 30, 2004 and the balance in
      monthly instalment payments of $8,430 (CDN$11,244)
      commencing June 1, 2004 including interest at 6% per
      annum (principal CDN$244,123).                                     98,320

                                                                      ---------
                                                                        126,763
      Less: current portion:                                           (126,763)
                                                                      ---------

                                                                      $      --
                                                                      =========

Note 7 - Non-Operating Interest Expense, Net

                                            ----------------------------------------------------------
                                            Three months   Three months        Six            Six
                                               ended          ended        months ended   months ended
                                              June 30,       June 30,        June 30,       June 30,
                                                2005           2004            2005           2004
                                                ----           ----            ----           ----
      Interest expense on secured
      promissory note payable                $       --     $   46,472      $       --     $   91,103
      Amortization of financing fee on
      secured promissory note payable                --         26,667              --        106,667
      Interest income on 8% convertible
      subordinated promissory notes of
      RELM Wireless (pledged as security
      to $2,330,000 promissory note)                 --        (45,000)             --        (90,000)
                                             ----------     ----------      ----------     ----------

                                             $       --     $   28,139      $       --     $  107,770
                                             ==========     ==========      ==========     ==========

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

The results of operations for mmwave are included in the consolidated operating results of the Company beginning March 4, 2005.

The total consideration for the acquisition of mmwave was $1,628,100 representing the value of 4,500,000 common shares. The value of the common shares was determined based on a 33% discount on the closing share price of the Company's common stock on the date of acquisition.

The business combination is accounted for using the purchase method. The fair value of the assets and liabilities acquired are as follows:

      Current assets                                                  2,430,446
      Property, plant and equipment                                     108,357
      Intangible assets and goodwill                                  1,226,174
      Current liabilities                                            (2,136,877)
                                                                     ----------
      Net assets acquired at fair values                              1,628,100
                                                                     ==========

      Total consideration:
      4,500,000 common shares of the Company                          1,628,100
                                                                     ==========

The excess of purchase price over net assets acquired has been allocated to goodwill.

Note 9 - Proforma Information

The following pro forma financial information is prepared assuming that the mmwave Technologies Inc. acquisition occurred at the beginning of the reported period.

                                                 Six Months Ended
                                                  June 30, 2005

                                 Wireless Age         mmwave
                                (as reported)*    (Jan 1 - Mar 3)     Pro Forma
                                -----------------------------------------------

Revenue                            10,357,413          781,816       11,139,229

Net income (loss)                     448,321         (231,709)         216,612

Weighted average
 number of shares
 outstanding                       26,930,029        4,500,000       28,342,819

Net income (loss)
 per share                              0.017                             0.008

*     results include four months operations of mmwave (Mar 4 - Jun 30)

                                                 Six Months Ended
                                                   June 30, 2004

                                 Wireless Age        Mmwave
                                (as reported)    (Jan 1 - Jun 30)     Pro Forma
                                -----------------------------------------------

Revenue                             6,549,378        3,504,486       10,053,864

Net income (loss)                    (164,772)         (12,801)        (177,573)

Weighted average
 number of shares
 Outstanding                       20,852,229        4,500,000       25,352,229

(Loss)
 per share                             (0.008)                           (0.007)

Note 10 - Segmented Information

                                                                   6 Months        6 Months

                                                                   June 30          June 30

                                                                     2005            2004
Revenues
  Retail - Sale of tangible products                            $  3,402,831    $  2,575,235
  Retail - Commission and residual revenue                         1,400,115       1,153,786
                                                                ----------------------------
                                                                   4,802,946       3,729,021
                                                                ----------------------------
  Wholesale - sale of tangible products                            5,262,199       2,762,727
  Wholesale - Commission and residual revenue                        292,268          57,630
                                                                ----------------------------
                                                                   5,554,467       2,820,857
                                                                ----------------------------
Consolidated revenues                                           $ 10,357,413    $  6,549,378
                                                                ----------------------------

Profit (loss)
  Retail                                                        $    473,504    $     (1,726)
  Wholesale                                                          351,198          39,191
Unallocated amounts:
  Corporate costs (including related party management fees)         (376,381)       (203,772)
                                                                ----------------------------
Consolidated income (loss)                                      $    448,321    $   (166,307)
                                                                ----------------------------

Assets
  Retail                                                        $  2,068,192    $  2,575,761
  Intangible assets and goodwill - retail                            479,738         358,407
                                                                ----------------------------
                                                                   2,547,930       2,934,168
                                                                ----------------------------
  Wholesale                                                        3,627,511         593,311
  Intangible assets and goodwill - wholesale                       5,207,196       4,389,378
                                                                ----------------------------
                                                                   8,834,707       4,982,669
                                                                ----------------------------
  Unallocated corporate assets                                     1,013,819       2,709,489
                                                                ----------------------------
Consolidated assets                                             $ 12,396,456    $ 10,626,346
                                                                ----------------------------

Note 11 - Shareholder Loans

Certain shareholders of mmwave provided loans to the company prior to the acquisition by Wireless Age. As a condition of closing the transaction Wireless Age and the shareholders agreed that 50% of such loans would be paid at closing and the remainder would be paid quarterly in arrears over a two year period.

In addition, certain shareholders of WACL also provided loans to WACL. During the first quarter of fiscal 2005 Wireless Age agreed to pay such loans over six months.

The details of the due to shareholders are as follows:

          Due to former shareholders of mmwave                        $ 215,854
          Due to former shareholders of WACL                             18,882
                                                                      ---------
                                                                        234,736
          Current portion                                              (142,227)
                                                                      ---------
          Long-term portion                                           $  92,509
                                                                      =========

Note 12 - Subsequent Event

Acquisition of Knowlton Pass Inc.

On July 29, 2005 the Company exercised the option and acquired all of the outstanding common shares of Knowlton Pass. The transaction closed in escrow for a sixty day period during which the Company has the right to complete further due diligence.

Subsequent to the end of the current quarter and up to the date of acquisition, the Company continued to fund Knowlton Pass Inc.'s operations. At the end of the current quarter the amount was recorded as a note receivable, however, post acquisition the note receivable will be eliminated upon consolidation.

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

      Overview

      We operate our business through several subsidiaries. Our subsidiary Wireless Age Communications Ltd. ("WACL") is in the business of operating retail cellular and telecommunications outlets in cities in western Canada. At June 30, 2005 the Company owns 99.7% of WACL. WACL was acquired on October 8, 2002. In addition, we operate wholesale/distribution businesses through our wholly owned subsidiaries Wireless Source Distribution Ltd. ("Wireless Source"), Prime Wireless Corporation ("Prime Wireless"), Prime Battery Products Limited, ("Prime Battery"), and Marlon Distributors Ltd ("Marlon"). Wireless Source, Prime Wireless, Prime Battery and Marlon are in the business of distributing two-way radio products, prepaid phone cards, wireless accessories and various battery and ancillary electronics products in Canada. Prime Wireless was acquired on March 13, 2003,Wireless Source on September 19, 2003, Marlon on July 30, 2004 and we acquired Prime Battery on September 16, 2004. We acquired an additional 2.1% of WACL during the first quarter and an additional 3.5% in the second quarter. During the period we acquired mmwave Technologies Inc. ("mmwave") which is a distributor, systems integrator and representative of wireless, microwave and fibre optic components, test systems and subsystems. It also provides a range of technical solutions to the Canadian market primarily in the manufacturing and service provider segments of the communications industry. mmwave was acquired on March 4, 2005.

      Prior to our acquisition of WACL, the name of our Company was Lennoc Ventures, Inc. We were a pre-exploration stage mineral resources company. We have terminated our mineral and exploration business and our name was changed to Wireless Age Communications, Inc. during October 2002.

      Our business operations primarily focus on provision of wireless telecommunications systems products and service solutions to wireless carriers, wholesalers, distributors, retailers and end-users in western Canada. Our current products and services include phone and data devices and accessories, land mobile radios, scanners and GPS receivers, power and battery supplies and wireless network infrastructure. Our facilities include 10 retail stores, three warehouses, and sales offices in eleven cities across Canada. The Company has significant business relationships with all major wireless operators in Canada. Our presence in the PCS/cellular, land mobile radio, satellite, fixed wireless and battery solutions markets allow us to bundle a full spectrum of products at the carrier, distributor, wholesaler and retail level across Canada.

      Although the Company was operating substantially in the retail wireless communications sector, it has taken steps over the last two quarters and the preceding year to diversify operations. Management's focus on the wholesale segment, and the acquisition of mmwave have added another dimension to our business. This has resulted in consolidated revenues arising 46% from the retail segment and 54% arising from the wholesale segment during the six month period ended June 30, 2005. The Company seeks to further diversify operations that are expected to affect future results, please see the Recent Developments section elsewhere in this report.

      Results of operations

      For the three month period ended June 30, 2005 and 2004

      The Company earned net income of $340,977 during the three month period ended June 30, 2005 compared to $91,634 in the comparative period a year ago.

      Revenues for the consolidated entity including product sales, commission and residual revenue and engineering services during the three month period ended June 30, 2005 were $6,365,854 up from $3,592,516 during the second quarter of 2004, representing a 77.2% increase in sales year over year. Sales of the retail segment were $2,784,360 (2004 - $2,076,353) and sales of the wholesale segment were $3,581,494 (2004 - $1,516,163).

      Sales of the retail segment during the three month period ended June 30, 2005 and 2004 can be broken down into the following subcategories:

                                                          2005           2004
                                                          ----           ----
         Cellular hardware, radios and accessories    $ 1,955,722    $ 1,398,524
         Commission and residual revenue                  739,318        615,365
         Equipment rental                                  89,320         62,464
                                                      -----------    -----------
                                                      $ 2,784,360    $ 2,076,353
                                                      ===========    ===========

The sales of the retail segment for the three month period ended June 30, 2005 showed growth of 34.1% based on the same three month period of 2004. This is a result of the strong efforts of the retail segment to attract and retain retail subscribers through marketing and promotions programs. The retail segment is having a strong year in terms of activations, upgrades and hardware sales.

      The revenues of the wholesale segment represent the sale of Vertex Standard two-way radios, prepaid cellular cards, accessories, batteries (and other ancillary items) and commissions earned from selling two-way radios under representation agreements. Sales of the wholesale segment during the current quarter were $3,581,494 up from $1,516,163 during the second quarter of fiscal 2004. Sales of the wholesale segment during the three month period ended June 30, 2005 and 2004 can be broken down into the following subcategories:

                                                          2005           2004
                                                          ----           ----
        Wireless hardware, radios, accessories and
        prepaid cards                                 $ 3,205,838    $ 1,499,112
        Commission and residual revenue                   176,221         17,051
        Engineering services                              199,435             --
                                                      -----------    -----------
                                                      $ 3,581,494    $ 1,516,163
                                                      ===========    ===========

      Gross profit relating to the sale of products during the three month period ended June 30, 2005 was $1,191,002 up from $559,396 during the second quarter of fiscal 2004. Gross profit relating to the sale of products as a percentage of product revenues was 21.9% during the three month period ended June 30, 2005, compared to 18.9% in the second quarter of fiscal 2004. Gross profit as a percentage of sales basis has increased due to the acquisition of mmwave which traditionally operates at higher gross profit levels than the Company's existing wholesale businesses.

      Selling and administrative expenses increased from $1,223,490 during the three month period ended June 30, 2004 to $1,688,040 during the three month period ended June 30, 2005. Despite the growth in the quantum of the SG&A, for the same period these expenses as a percentage of revenue dropped from 34.1% to 26.5% between 2004 and 2005. Selling and administrative expenses during the three month period ended June 30, 2005 and 2004, included:

                                                           2005           2004
                                                           ----           ----
        Accounting and legal                          $    84,475    $    97,774
        Advertising and promotion                          88,359         74,601
        Bad debts                                             215         10,622
        Insurance, licenses and taxes                      27,182         18,921
        Management fees                                    62,108        119,987
        Office and general                                 90,978         56,849
        Professional and consulting fees                   66,723         22,675
        Rent                                              130,647         88,347
        Repairs and maintenance                             2,746          2,827
        Telephone and utilities                            47,281         28,630
        Travel and automobile                             148,102         86,160
        Wages and benefits                                939,224        616,097
                                                      -----------    -----------
                                                      $ 1,688,040    $ 1,223,490
                                                      ===========    ===========

      Professional and consulting fees and accounting and legal fees were $151,198 during the three month period ended June 30, 2005 compared to $120,449 during the three month period ended June 30, 2004.

      Management fees during the three month period ended June 30, 2005 were $62,108 compared to $119,987 for the same period ended June 30, 3004. Management fees for the current period resulted from the Company paying $122,108 to a related party for corporate executive management services and the Company receiving management fee revenue of $60,000 from a company under a management services agreement.

      Travel and automobile costs were $148,102 during the three month period ended June 30, 2005 compared to $86,160 in the comparative period in the prior year. The increase is a direct result of the acquisition of mmwave and includes the management and sales force that incur travel and automobile expenses.

      Wages and benefits have increased from $616,097 for the three month period ended June 30, 2004 to $939,224 for the second quarter of 2005. This is a result of increased management and employees due to the increased business activity and the acquisition of mmwave and Marlon.

      Amortization expense during the three month period ended June 30, 2005 was $64,555 compared to $58,889 during the comparative period in the prior year. Amortization expense in the current quarter represents the continued amortization of the Company's capital and other assets acquired in acquisitions of $39,343 and the amortization of the intangible assets of $25,212.

      Interest expense totaled $5,838 during the quarter ended June 30, 2005 and $28,631 during the quarter ended June 30, 2004. The decrease is the result of the decrease debt level of the Company.

      Other income totaled $25,485 during the three month period ended June 30, 2005 compared to other income of $211,626 in the comparative period of the prior year. The current quarter's other income consisted of a foreign exchange loss of $10,368 arising from translation of Canadian dollar denominated liabilities translated to the home currency in a period of declining home currency values and a gain on disposal of marketable securities of $35,853. Other income during the three month period ended June 30, 2004 included foreign exchange translation loss of $1,984, a gain on disposal of marketable securities of $241,749 and by non-operating interest expense of $28,139.

      Non-operating interest expense for the three months ended June 30, 2004 included interest income of $45,000 on $2,250,000 8% convertible subordinated promissory notes of RELM Wireless Corporation offset by; 1) $26,667 of financing fee associated with the short term promissory note issued to acquire the RELM notes and 2) interest expense of $46,472 on the short term promissory note. There were no similar expenses or revenue in the second quarter of 2005 as all of these obligations were satisfied prior to December 31, 2004.

      Basic and diluted earnings per share for the three month period ended June 30, 2005 and 2004 were $0.012 and $0.004 respectively.

      For the six month period ended June 30, 2005 and 2004

      The Company earned net income of $448,321 during the six month period ended June 30, 2005 compared to a net loss of $166,307 in the comparative period a year ago.

      Gross sales of the consolidated entity including product sales, commission and residual revenue and engineering services during the six month period ended June 30, 2005 were $10,357,413 up from $6,549,378 during the same period of fiscal 2004, representing a 58.2% increase in sales year over year. Sales of the retail segment were $4,802,946 (2004 - $3,729,021)
and sales of wholesale segment were $5,554,467 (2004 - $2,820,357) during the six month period.

      Sales of the retail segment during the six month period ended June 30, 2005 and 2004 can be broken down into the following subcategories:

                                                         2005           2004
                                                         ----           ----
        Cellular hardware, radios and accessories    $ 3,258,298    $ 2,483,622
        Commission and residual revenue                1,400,115      1,153,786
        Equipment rental                                 144,533         91,613
                                                     -----------    -----------
                                                     $ 4,802,946    $ 3,729,021
                                                     ===========    ===========

The sales of the retail segment for the six month period ended June 30, 2005 showed growth of 28.8% based on the same six month period of 2004. This is a result of the strong efforts of the retail segment to attract and retain retail subscribers through marketing and promotions programs. The retail segment is having a strong year in terms of activations, upgrades and hardware sales.

      The revenues of the wholesale segment represent the sale of Vertex Standard two-way radios, prepaid cellular cards, accessories, batteries (and other ancillary items) and commissions earned from selling two-way radios under representation agreements. Sales of the wholesale segment during the six month period ended June 30, 2005 were $5,554,467 up from $2,820,357 during the same period of 2004. Sales of the wholesale segment during the six month period ended June 30, 2005 and 2004 can be broken down into the following subcategories:

                                                          2005           2004
                                                          ----           ----
        Wireless hardware, radios, accessories
        and prepaid cards                             $ 5,030,928    $ 2,762,727
        Commission and residual revenue                   292,268         57,630
        Engineering services                              231,271             --
                                                      -----------    -----------
                                                      $ 5,554,467    $ 2,820,357
                                                      ===========    ===========

      Gross profit relating to the sale of products during the six month period ended June 30, 2005 was $1,872,861 up from $968,287 during the same period of 2004. Gross profit relating to sale of products as a percentage of product revenues was 21.6% during the six month period ended June 30, 2005, compared to 18.1% in the same period of fiscal 2004. Gross profit as a percentage of sales basis has increased due to the acquisition of mmwave which traditionally operates at higher gross profit levels than the Company's existing wholesale businesses.

      Selling and administrative expenses increased from $2,340,309 during the six month period ended June 30, 2004 to $2,930,198 during the six month period ended June 30, 2005. Despite the growth in the quantum of the SG&A, for the same period these expenses as a percentage of revenue dropped from 35.7% to 28.2% between 2004 and 2005. Selling and administrative expenses during the six month period ended June 30, 2005 and 2004, included:

                                                         2005            2004
                                                         ----            ----
        Accounting and legal                         $   129,181     $   151,136
        Advertising and promotion                        120,856         128,113
        Bad debts                                         (2,741)         13,983
        Corporate fees                                    45,200          10,000
        Insurance, licenses and taxes                     44,657          29,554
        Management fees                                  128,212         249,981
        Office and general                               169,012         112,022
        Professional and consulting fees                 102,040         164,023
        Rent                                             240,876         172,891
        Repairs and maintenance                           10,099           9,416
        Telephone and utilities                           90,972          59,103
        Travel and automobile                            214,180         166,146
        Wages and benefits                             1,637,654       1,073,941
                                                     -----------     -----------
                                                     $ 2,930,198     $ 2,340,309
                                                     ===========     ===========

      Corporate fees included cost for share reporting services, communication fees, director fees and other expenses related to the administration of the running the public entity.

      Professional and consulting fees and accounting and legal fees were $231,221 during the six month period ended June 30, 2005 compared to $315,159 during the six month period ended June 30, 2004. The reduced expenditures on these type of expenses is a result of the focus by management to reduce selling and administration expenses and a lower number of acquisitions being pursued.

      Management fees during the six month period ended June 30, 2005 were $128,212 compared to $249,981 for the same period ended June 30, 2004. Management fees for the current period resulted because the Company paid $248,212 to a related party for corporate executive management services and the Company received management fee revenue of $120,000 from a company under a management services agreement.

      Travel and automobile costs were $214,180 during the six month period ended June 30, 2005 compared to $166,146 in the comparative period in 2004. The increase is a direct result of the acquisition of mmwave and includes the management and sales force that incur travel and automobile expenses.

      Wages and benefits have increased from $1,073,941 for the six month period ended June 30, 2004 to $1,637,654 for the same period in 2005. This is a result of increased management and employees associated with the increased business activity and the acquisition of mmwave and Marlon.

      Amortization expense during the six month period ended June 30, 2005 was $124,662 compared to $114,600 during the comparative period in the prior year. Amortization expense in the current quarter represents the continued amortization of the Company's capital and other assets purchased or acquired from acquisitions of $75,154 and the amortization intangible assets of $49,508.

      Interest expense totaled $7,576 during the six month period ended June 30, 2005 and $57,759 during the same period ended June 30, 2004. The decrease is the result of the decrease debt level of the Company.

      Other income totaled $19,184 during the six month period ended June 30, 2005 compared to other income of $168,193 in the comparative period for 2004. The current period's other income consisted of a foreign exchange loss of $16,669 arising from translation of Canadian dollar denominated liabilities translated to the home currency in a period of declining home currency values and a gain on disposal of marketable securities of $35,853. Other income during the six month period ended June 30, 2004 included foreign exchange translation gains of $369, a gain on disposal of marketable securities of $275,594 offset by non-operating interest expense of $107,770.

      Non-operating interest expense for June 30, 2004 included interest income of $90,000 on $2,250,000 8% convertible subordinated promissory notes of RELM Wireless Corporation offset by; 1) $106,667 financing fee associated with the short term promissory note issued to acquire the RELM notes and 2) interest expense of $91,103 on the short term promissory note. There were no similar expenses or revenue in the current period of 2005 as all obligations were satisfied prior to December 31, 2004.

Basic and diluted earnings (loss) per share for the six month period ended June 30, 2005 and 2004 were $0.017 and $(0.008) respectively.

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

Inventory

      Telecommunications equipment and accessories inventory is recorded at the lower of cost and net realizable value with cost being determined by the first-in, first-out method. The Company analyzes inventory levels annually and writes down inventory that has become obsolete, inventory that has a cost basis in excess of its expected net realizable value and inventory in excess of expected requirements, to cost of goods sold. Expired inventory is disposed of and the related costs are written off. If actual market conditions are less favorable than that estimated by us, additional write-downs of existing inventory may be required in future periods.

      Inventory currently represents approximately 40% of total current assets and is subject to risk of inexact estimates by management.

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

      Revenue from long-term contracts for developing and building telecommunications systems is recognized using the percentage of completion method where revenue is recorded as costs are incurred, based on actual costs incurred to date on a contract, relative to the estimated total costs to complete the contract. Unbilled revenue represents revenue earned in excess of amounts billed on uncompleted contracts. Deferred revenue represents the extent that billings to clients are in excess of revenue recognized to date. The results reported under the percentage of completion method are based on management's estimates of total costs to complete the various contracts. Should total actual costs be materially higher or lower than these estimates, adjustment to future results would be necessary.

      We believe that revenue recognition is substantially objectively measured and other than collectibility which is covered elsewhere, there are no elements of estimates in them. However, in our long term contracts, which at current levels are generally not material, there are estimates of completion on how much is earned and therefore are subject to risks of inexact estimates by management.

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

      In connection with our review of goodwill and intangible assets during fiscal 2004, we determined that certain intangible assets associated goodwill arising from an acquisition were impaired. As a result, a non-cash impairment charge of $1,216,146 was charged to the statement of operations during fiscal 2004.

Financial Condition

      Total assets increased from $11,668,150 at March 31, 2005 to $12,396,456 at June 30, 2005. The increase is the result of a decrease of approximately $116,000 in current assets and an increase of approximately $844,000 in non-current assets.

      Current assets decreased from $4,797,263 at March 31, 2005 to $4,681,327 at June 30, 2005. The net increase is the result of an increase in accounts receivable of $382,560 partially offset by decreases in; 1) cash of $14,857, 2) investments of $235,746 (the Company disposed of its investment in RELM warrants at a net gain of $35,853), 3) inventory of $199,538 and 4) prepaid expenses of $48,355. The large increase in accounts receivable is generally attributable to rising levels of business activity second quarter over first and the collection of large receivables under contracts within the newly acquired mmwave entity.

      Net Property, plant and equipment decreased from $482,116 at March 31, 2005 to $453,134 at June 30, 2005. The net decrease is the result of normal amortization during the period.

      Notes receivable, associated with the Company's agreement with Knowlton Pass increased from $416,515 as at March 31, 2005 to $532,999 at June 30, 2005. The increase is the result of additional funding of the development of the project during the period.

      Due from related party amounts increased from $273,097 at the beginning of the quarter to $985,885 at the end. This increase is the result of a reclassification of the shareholder loans of $249,912 to liabilities and the remainder of the increase was additional advances to Midland International Corporation (see Investments footnote)and the normal fluctuations between other related party entities.

      Long term investment in Midland International Corporation decreased from $88,793 at March 31, 2005 to $56,177 at June 30, 2005 due to the equity accounting of the Company's interest in the Midland loss during the quarter.

      Intangible assets decreased from $1,363,866 at March 31, 2005 to $1,338,654 at June 30, 2005 due to the amortization of the residual premiums and agency fee.

      Goodwill increased from $4,246,500 at March 31, 2005 to $4,348,280 at June 30, 2005 mainly due to the acquisition of an additional 3.5% of the minority interest in Wireless Age Communications Ltd. and additional consideration paid under an earnout arrangement with the acquisition of Prime Battery Products Limited.

      Total liabilities increased from $4,390,437 at March 31, 2005 to $4,827,852 at June 30, 2005. The increase is the result of an increase in currently liabilities of approximately $379,000 and the increase in non-current liabilities of approximately $59,000.

      Current liabilities increased by $378,701 from $4,355,359 to $4,734,060 during the current period. The increase is the result of an increase in the Company's bank indebtedness from zero to $398,525 and shareholder loans of $142,227 offset by;
1) a decrease in accounts payable of $138,864, 2) a decrease of $22,047 in current portion of long term debt, and 3) a $1,140 decrease in customer deposits. The bank indebtedness includes bank overdraft and draws on the line of credit. The increase in the bank indebtedness is the result of timing of collection of large receivables under contracts within the mmwave entity. The increase in the current portion of shareholder loans is the result of a reclassification of these liabilities that were previously netted in the due from related parties receivable.

      Long term debt decreased from $18,825 at March 31, 2005 to zero at June 30, 2005. The decrease is the result of normal contracted repayments made during the period. Shareholder loans increased from $0 at March 31, 2005 to $92,509. The increase in the long-term portion of shareholder loans is the result of a reclassification of these liabilities that were previously netted in the due from related parties receivable. Minority interest, which represents the amount of net assets owed to the parties holding the remaining 0.3% of Wireless Age Canada, reduced from $16,253 to $1,283 as a result of the Company's acquisition of an additional 3.5% of the minority interest during the quarter.

      Stockholders' equity increased from $7,277,713 at March 31, 2005 to $7,568,604 during the current quarter. The increase is the result of:

      1.    The earnings of $340,977 during the period.

      2. 50,000 shares valued at $16,750 issued to under an earnout arrangement with the Prime Battery Products Limited acquisition.

      3. A $70,402 reduction in accumulated other comprehensive income associated with the disposal of the Company's investment in RELM warrants during the quarter.

      4. A foreign exchange gain of $3,566 recorded in accumulated other comprehensive income.

Liquidity and Capital Resources

      As at June 30, 2005, the Company had current assets of $4,681,327 and current liabilities of $4,734,060, indicating a working capital deficit of $52,733 down from $441,904 at the beginning of the quarter. The Company's working capital ratio decreased from 1.10 at the beginning of the period to .99 at the end. The Company's leverage ratio (defined as total liabilities divided by stockholders' equity) increased from 0.60 at the beginning of the period to
0.64 at the end.

      For the six month period ended June 30, 2005, cash provided by operating activities amounted to $1,577 primarily as a result of net income adjusted for non cash items and various changes in operating assets and liabilities. Cash provided used in investing activities during the six month period ended June 30, 2005 amounted to $936,110. Cash provided by financing activities during the six month period ended June 30, 2005 amounted to $248,661. In addition the Company acquired $256,050 during the acquisition of mmwave. The accumulation of all these changes resulted in a net decrease in cash of $429,822 for the six month period ended June 30, 2005.

      Management plans to grow the wireless business aggressively through acquisitions utilizing primarily the Company's common stock to pay for these acquisitions. Current common stock shareholders are expected to experience dilution as the Company grows in size.

      The Company's ability to fund the planned growth and acquisitions is also connected to its ability to raise external financing. Management is confident that the stable WACL, mmwave and Wireless Source subsidiaries form a strong base on which it can build. Additional funding may be required for acquisitions, additional working capital. Management plans to raise the necessary capital in an appropriate mixture of short term debt secured primarily on the liquid assets of the Company and its newly acquired businesses, long term debt, subordinated debt and equity private placements. There can be no assurance that the Company will be able to raise this funding as when needed.

Off-Balance Sheet Arrangements

      The Company does not have any material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

      Item 3. Controls and Procedures.

      We maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that material information related to the Company, including our consolidated subsidiaries, is made known to our Chief Executive Officer and our Chief Financial Officer on a regular basis. Our Board of Directors, operating through its Audit Committee, which is composed entirely of independent outside directors, provides oversight to our financial reporting process. Management has reviewed this system of disclosure controls and procedures as of the end of the period covered by this report. The results of such evaluation were presented to the Audit Committee of the Board of Directors. On the basis of such evaluation, our CEO and CFO concluded there were no significant deficiencies or material weaknesses in the Company's disclosure controls and procedures and that the design and operation of these disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in SEC rules and forms. The CEO and CFO have concluded that the disclosure controls and procedures are effective at a reasonable level as of the evaluation date of this report.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

      During June 2005, the Company issued 50,000 shares of its common stock to Phantom Fiber Corporation pursuant to an earnout provision contained in a Purchase and Sale Agreement in connection with the acquisition of Prime Battery Products Limited. The issuance of the foregoing securities by the Company was a private transaction made in reliance on Section (2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

      None

Item 4. Submission of Matters to a Vote of Security Holders.

      None

Item 5. Other Information.

      None

Item 6. Exhibits and Reports on Form 8-K.

(a)   Exhibits.

Exhibit No.          Description
-----------          -----------

Exhibit 31.1      Rule 13a-14(a) Certification of Chief Executive Officer.*

Exhibit 31.2      Rule 13a-14(a) Certification of Chief Financial Executive.*

Exhibit 32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

*     Filed herewith.

(b)   Reports on Form 8-K.

On May 17, 2005, the Company filed Form 8-K/A, Amendment No. 1 to the Form 8-K filed on March 10, 2005. On March 10, 2005, the Company filed a Form 8-K describing its acquisition of mmwave Technologies Inc. ("mmwave"). The Company has amended such Form 8-K to provide audited financial statements and pro-forma financial information with respect to the acquisition of mmwave, and in connection therewith, filed the financial statements of mmwave Technologies Inc. and Pro Forma Financial information regarding mmwave Technologies Inc.

On June 24, 2005, the Company filed Form 8-K/A, Amendment No. 1 to the Form 8-K filed on April 2, 2003. On April 2, 2003, the Company filed a Form 8-K describing its acquisition of Prime Wireless Corporation ("PWireless"). The Company has amended such Form 8-K to provide audited financial statements and pro-forma financial information with respect to the acquisition of PWireless, and in connection therewith, filed financial statements of Prime Wireless Corporation and Pro Forma Financial information regarding Prime Wireless Corporation.

On June 24, 2005, the Company filed Form 8/A, Amendment No. 1 to the Form 8-K filed on September 20, 2004. On September 20, 2004, the Company filed a Form 8-K describing its acquisition of Prime Battery Products Limited ("PBattery"). The Company has amended such Form 8-K to provide audited financial statements and pro-forma financial information with respect to the acquisition of PBattery, and in connection therewith, filed financial statements of Prime Battery Products Limited and Pro Forma Financial information regarding Prime Battery Products Limited.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Dated:  August 3, 2005                      By: /s/ John G. Simmonds
                                                ----------------------------
                                                Name:   John G. Simmonds
                                                Title:  Chairman/CEO/Director


Dated:  August 3, 2005                      By: /s/ Gary N. Hokkanen
                                                ----------------------------
                                                Name:   Gary N. Hokkanen
                                                Title:  CFO