Form 10KSB/A
period 2004-12-31
WIRELESS AGE COMMUNICATIONS INC
filed 2005-11-14
CIK 1130131

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549

                                  FORM 10-KSB/A
                                  -------------
                                (Amendment No. 2)


|X|   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934
      For the fiscal year ended December 31, 2004

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from ______________ to ______________

      Commission File No. 001-31338

                        Wireless Age Communications, Inc.
               (Exact name of registrant as specified in charter)

                    Nevada                               98-0336674
      (State or other jurisdiction of                 (I.R.S. Employer
        incorporation or organization)                Identification No.)

             6200 Tomken Road, Unit A
       Mississauga, Ontario, Canada L5T 1X7              905-696-2850
     (Address of Principal Executive Offices)       (Registrant's Telephone
                                                      No. incl. area code)
                 765 15th Sideroad
        King City, Ontario, Canada, L7B 1K5               905-773-3529
           (Former Address of Principal         (Former Registrant's Telephone
                Executive Offices)                 No. incl. area code)

  Securities registered pursuant to Section 12(b) of the Act:     None

  Securities registered pursuant to Section 12(g) of the Act:   Common Stock,
                                                               par value 0.001

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No |_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledget 0 0 , in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB |_|.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

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

Indicate by check mark whether the Company is using the Transitional Small Business Disclosure Format. Yes |_| No |X|

Explanatory Note: This Amendment No. 2 on Form 10-KSB/A to the Annual Report on Form 10-KSB of Wireless Age Communications, Inc. (the "Company") for the fiscal year ended December 31, 2004 (the "Original Filing") which was filed with the Securities and Exchange Commission ("SEC") on March 31, 2005 and Amendment No. 1 filed with the SEC on May 2, 2005, is being filed to amend certain the valuation of the Prime Battery Products Limited and the valuation of the acquisition of the incremental 5% minority interest in Wireless Age Communications Ltd, in response to comments from the SEC.

                       DOCUMENTS INCORPRATED BY REFERENCE

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

SureCells Sub-License Agreement

On August 1, 2004, the Company sub-licensed a newly formed entity called SureCells Portable Power Ltd. (SureCells Power) the North American market for the development and distribution of SureCells brand batteries and flashlights. SureCells' primary channel to market is to distribute battery packages through fund raising ventures with schools, churches or children's sports teams. These fund raising ventures have historically distributed cookies, candy and other consumable products. SureCells distributes the battery packages to the fund raising ventures at a profit and the venture in turn distributes the packages directly to consumers at an additional profit. SureCells also is attempting to develop other private label battery initiatives through other wholesale distribution channels its ownership group has utilized in the past. These could be Shenzhen Konnoc batteries manufactured with existing retailer labeling. Under the terms of the Agreement, which initially expires on December 31, 2005 but is renewable for a subsequent one year term, SureCells acquires batteries either;
(a) directly from the Company at a 7% markup over cost or, (b) directly from Shenzhen Konnoc, under the supply agreement Prime Battery Products Limited is a party to. Under the former, SureCells is obligated to pay the Company directly the 7% royalty. In addition, SureCells Power agreed to acquire substantially all of the existing battery inventory at landed cost plus 7% and all customer lists, marketing materials, booths and displays.

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

     Address                                     Square Feet           Leased/Owned     Expiry of Lease
     -------                                     -----------           ------------     ---------------
     1408B Broad Street, Regina (office)               2,000           Leased           May 2006
     765 15th Sideroad, King City, Ontario             2,500           Leased           March 2006

     Retail:
     2223 Victoria Ave. East, Regina                     675           Leased           October 2006
     1401 Broad Street, Regina                         3,996           Leased           November 2005
     4131 Rochdale Blvd., Regina                       1,240           Leased           February 2009
     2325 Preston Ave., Saskatoon                        403           Leased           September 2006
     300 Circle Dr., Saskatoon                         2,050           Leased           February 2008
     105-3393 Portage Ave. Winnipeg                    1,545           Leased           November 2008
     Unit 76, Cityplace, Winnipeg                        576           Leased           June 2005
     Unit 247-393 Portage Ave., Winnipeg                 777           Leased           October 2006
     Unit 209, Garden City Center, Winnipeg            2,071           Leased           December 2008

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

Results of Operations

Twelve months ended December 31, 2004 and 2003

The Company recorded a net loss of $2,043,372 during the twelve month period ended December 31, 2004 compared to a net loss of $137,307 in the comparative period a year ago. This increase in loss is a direct result of certain one-time events triggered in 2004 including a $179,635 loss due to a terminated acquisition, a $138,372 net loss reported on the disposition of investments and a $1,216,146 write down of the intangible assets. Overall, the net loss from operations for the period ended December 31, 2004 was $56,894 compared to net income of $241,147 for the same period last year.

Revenues - Consolidated

Revenues during the twelve month period ended December 31, 2004 were $15,209,161 compared to $9,268,569 during the twelve month period ended December 31, 2003. This trend is the result of increased business and sales activity in both the retail and the wholesale segments.

Revenues - Retail segment

Revenues of the Retail segment were $10,456,188 for the period ended December 31, 2004 compared to $7,604,776 for the same period ended December 31, 2003. The Retail revenues are generated from 10 retail stores in Regina, Saskatoon and Winnipeg, Canada. This is the direct result of a combined increase in sales of cellular hardware and an increase in the activation commission and residuals.

Revenues of Retail business during the year ended December 31, 2004 and 2003 can be broken down into the following subcategories:

                                                         2004            2003
                                                     -----------     -----------
Cellular hardware, radios and accessories            $ 7,607,963     $ 5,197,917
Activation Commissions and Residuals                   2,609,134       2,156,747
Equipment Rentals                                        239,092         250,112
                                                     -----------     -----------
Total Revenue                                        $10,456,188     $ 7,604,776

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

Revenues - Wholesale segment

Revenues of the Wholesale segment were $4,752,973 for the period ended December 31, 2004 compared to $1,663,793 for the same period ended December 31, 2003. These revenues represent the sale of prepaid cellular cards, accessories, batteries (and other ancillary items) and commissions earned from selling Vertex-Standard two-way radios in Canada. Revenues related to the sale of prepaid cellular cards and accessories totaled $4,118,646, battery sales and other ancillary products totaled $481,840 and two-way radio commissions were $152,487.

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

Total expenses during the twelve month period ended December 31, 2004 were $6,528,147 compared to $3,865,573 during the twelve month period ended December 31, 2003. Total expenses of the Company are expected to rise over the next few years as planned acquisitions take shape and additional infrastructure is required to faciliatate the anticipated growth of the Company. The bulk of the incremental costs are expected to be professional fees and employment costs of additional employees. In addition as the Company's sales increase the selling and administrative expenses are expected to rise proportionately.

Selling and administrative expenses, during the twelve month period ended December 31, 2004 are as follows:

                                                        2004              2003
                                                        ----              ----
Advertising & Promotion                                268,304           333,176
Bad debts                                               91,230            60,803
Corporate fees                                         403,858           180,192
Insurance, licenses and taxes                           72,443            29,442
Management fees                                        430,592           318,857
Office & general                                       247,322           142,073
Professional fees                                      330,632           294,214
Occupancy                                              378,609           339,174
Communications                                         120,255            86,405
Travel & Entertainment                                 299,852           188,453
Wages & Benefits                                     2,429,592         1,643,559
                                                     ---------------------------
Total                                                5,072,689         3,616,350

Wages and benefits increased from $1,643,559 during the year ended December 31, 2003 to $2,290,461 during the year ended December 31, 2004. This is a result of an increase in management positions and employees. In addition the Company accrued the severance package for a departing president valued at $51,000 at yearend.

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

Other expenses totaled $531,020 during the twelve month period ended December 31, 2004 and compared to other expenses of $129,231 in the comparative period in the prior year.

                                                           2004          2003
                                                           ----          ----
Interest expense                                          102,076       100,294
Foreign exchange losses                                   (57,153)       84,951
Non-operating interest expense, net                       131,580            --
Loss on investments                                       138,572            --
Loss on termination of acquisition                        179,635            --
Management fees                                                --       (39,973)
Share of loss of equity accounted investment               34,775            --
                                                           (1,535)       16,041
                                                          ---------------------
Total                                                     531,020       129,231

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

The $138,572 net loss on investments can be summarized as follows:

Loss on disposal of RELM convertible subordinated
promissory note receivable                                            $ 170,000
Legal associated with RELM merger proposal                               50,912
Gain on disposal of Globetech Ventures Corp. common shares
                                                                        (34,492)
Gain on disposal of Pivotal Self Service Technologies Inc.
common shares                                                          (240,000)
Loss on termination of licensing agreement                              144,563
Miscellaneous licensing costs                                            47,589
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

Basic and diluted loss per share for the twelve month period ended December 31, 2004 was $0.09. Basic net loss per share was $0.01 during the twelve month period ended December 31, 2003.

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

Revenue Recognition

The Company recognizes revenue from the sale of telecommunications equipment and accessories when the products are delivered and accepted by the customer. Activation commission fees earned from the telephone companies are recognized at the time of activation by the customer. Residual commission fees are recognized at the time they are received from the telephone company. The Company receives co-op advertising revenue from the telephone companies based on the requirement to spend a minimum of 60% of the available co-op advertising allotment. Any amount received under this program is deducted from advertising expense. Telecommunication service revenue is recognized in the month in which the service is provided to the customer.

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

Financial Condition

Total assets of the Company decreased from $10,051,586 at December 31, 2003 to $9,374,817 at December 31, 2004. The decrease in total assets during the year ended December 31, 2004 is primarily the result of the Company's the disposition of investments and write down of goodwill during the year.

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

Intangible assets totaling $1,373,183 acquired during the previous year were carried on the balance sheet at December 31, 2004. These intangible assets include Residual premiums which represent future residual revenue of retail cellular and telecommunications subscriber business, totaling $180,428, an agency fee associated with an acquisition of a Manitoba store at $147,255, $284,500 of various agreements and customer lists associated with the Prime Wireless acquisition and $761,000 of customer lists and supplier relationships with the Wireless Source acquisition. Collectively from the acquisitions during fiscal 2003 the Company has recorded $2,010,946 of goodwill. In the current year distribution rights were acquired in the acquisition of Marlon which were carried on the balance sheet at December 31, 2004 at $14,979 and from the transactions during fiscal 2004 the Company recorded an additional $1,134,473 of goodwill.

Total liabilities of the Company decreased from $5,402,987 at December 31, 2003 to $3,919,432 at December 31, 2004. The decrease is the result of the business acquisitions and the repayment of a $2,330,000 loan previously referred to as the Minichiello Note.

Current liabilities decreased from $5,104,566 at the beginning of the year to $3,847,786 at the end of the year. Current portion of long term debt decreased from $2,286,862 at December 31, 2003 to $196,64 at December 31, 2004.

Non-controlling interest decreased from $47,327 at December 31, 2003 to $25,198 at December 31, 2004 as a result of the additional acquisition of common shares of Wireless Age Communications, Inc.

The stockholders' equity increased from $4,648,608 at December 31, 2003 to $5,455,385 at December 31, 2004. The increase is attributable to a net increase in common stock, additional paid-in capital and other comprehensive income offset by the loss for the year including the write down of intangible assets. Common stock and additional paid-in capital increased by $2,807,732. (See Consolidated Statement of Stockholders' Equity included in the financial statements)

The Company's deficit increased from $207,536 at December 31, 2003 to $2,250,908 at December 31, 2004 as a result of the $2,043,372 loss for the year.

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

                                     Total     Short-term  1-3 Years   4-5 Years

Notes payable (principal portion)    243,093     196,645      46,448          --
Note payable (interest portion)       36,988      29,921       7,067          --
                                   ---------   ---------   ---------   ---------
                                     280,081     226,566      53,515          --
Premise lease                        759,222     281,273     473,975       3,974
                                     560,000     420,000     140,000          --
                                   ---------   ---------   ---------   ---------
Total cash obligations             1,599,303     927,839     667,490       3,974
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

Controls and Procedures

      It is the responsibility of the officers of the Company to ensure that the Company maintain a system of disclosure controls and procedures that are designed to provide reasonable assurance that material information related to the Company, including our consolidated subsidiaries, is made known to our Chief Executive Officer and our Chief Financial Officer on a regular and timely basis. Our Board of Directors, operating through its Audit Committee, which is composed entirely of independent outside directors, provides oversight to our financial reporting process. Management has reviewed this system of disclosure controls and procedures as of the end of the period covered by this report. The results of such evaluation were presented to the Audit Committee of the Board of Directors. On the basis of such evaluation, our CEO and CFO concluded there were no significant deficiencies or material weaknesses in the Company's disclosure controls and procedures and that the design and operation of these disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in SEC rules and forms. The CEO and CFO have concluded that the disclosure controls and procedures are effective at a reasonable level as of the evaluation date of this report.

      During the year ended December 31, 2004, there were no changes in the Company's internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

The Company's consolidated financial statements dated March 24, 2005 have been restated to give effect to adjustments described in Note 24. We have audited these adjustments and, in our opinion, such adjustments are appropriate and have been properly applied.

Toronto, Canada                                           "MINTZ & PARTNERS LLP"
March 24, 2005, except as to Note 24 which are as of November 8, 2005

                        WIRELESS AGE COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2004 and 2003
                             (Stated in US Dollars)

--------------------------------------------------------------------------------

                              ASSETS                         2004           2003
                              ------                         ----           ----
                                                        Restated see
                                                          Note 24
Current
   Cash and cash equivalents                            $    800,120    $         --
   Receivables - Note 3                                    1,883,671       1,476,544
   Inventory                                               1,337,755       1,385,069
   Investments - Note 5                                           --       1,898,101
   Prepaid expenses                                          111,425         279,710
                                                        ------------    ------------
                                                           4,132,971       5,039,424

Due from related parties - Note 10                           104,189              --
Loan receivable - Note 4                                     194,130              --
Property, plant and equipment - Note 6                       405,220         413,421
Investments - Note 5                                           4,725              --
Intangible assets - Note 7                                 1,388,163       1,743,144
Goodwill - Note 7                                          3,145,419       2,855,597
                                                        ------------    ------------
                                                        $  9,374,817    $ 10,051,586
                                                        ============    ============

                          LIABILITIES
                          -----------
Current
   Bank indebtedness                                    $         --    $     64,306
   Accounts payable and accrued liabilities - Notes 8      3,637,210       2,670,817
   Customer deposits                                          13,931           8,858
   Due to related parties - Note 10                               --          73,723
   Current portion of long-term debt - Note 9                196,645       2,286,862
                                                        ------------    ------------
                                                           3,847,786       5,104,566
Long-term debt - Note 9                                       46,448         251,085
Non-controlling interest                                      25,198          47,327
                                                        ------------    ------------
                                                           3,919,432       5,402,978
                                                        ------------    ------------
                     STOCKHOLDERS' EQUITY
                     --------------------
Preferred stock, $0.001 par value
   10,000,000 shares authorized, none outstanding                 --              --
Common stock, $0.001 par value - Note 11
   100,000,000 shares authorized
   23,544,846 shares outstanding (2003: 19,574,104)           23,545          19,574
Additional paid-in capital                                 7,545,611       4,741,850
Accumulated deficit                                       (2,250,908)       (207,536)
Other comprehensive income                                   137,137          94,720
                                                        ------------    ------------
                                                           5,455,385       4,648,608
                                                        ------------    ------------
                                                        $  9,374,817    $ 10,051,586
                                                        ============    ============

                             SEE ACCOMPANYING NOTES

                        WIRELESS AGE COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 for the years ended December 31, 2004 and 2003
                             (Stated in US Dollars)

--------------------------------------------------------------------------------

                                                               2004            2003
                                                               ----            ----
Sales:
   Sales - products                                        $ 12,600,027    $  7,111,822
   Activation commission and residual revenue                 2,609,134       2,156,747

Total sales                                                  15,209,161       9,268,569

   Cost of goods sold - products                             10,193,366       5,411,072
                                                           ------------    ------------
Gross profit                                                  5,015,795       3,857,497

Operating expenses
   Selling and administrative expenses                        5,072,689       3,616,350
   Amortization                                                 239,312         249,223
   Writedown of goodwill and intangible assets                1,216,146              --
                                                           ------------    ------------
Earnings from operations                                      6,528,147       3,865,573
                                                           ------------    ------------
Loss from operations                                         (1,512,352)         (8,076)
                                                           ------------    ------------
Other expenses (income)
   Interest expense                                             102,076         100,294
   Foreign exchange losses (gains)                              (57,153)         84,951
   Non-operating interest expense, net  - Note 12               131,580              --
   Loss on investments, net - Note 14                           138,572              --
   Loss on termination of acquisition - Note 13                 179,635              --
   Management fees                                                   --         (39,973)
   Share of loss of equity accounted investment - Note 5         34,775              --
   Non-controlling interest                                      (1,535)         16,041
                                                           ------------    ------------
Total other expenses                                            531,020         129,231
                                                           ------------    ------------
Loss for the year                                          $ (2,043,372)   $   (137,307)
                                                           ============    ============
Loss per share                                             $      (0.09)   $      (0.01)
                                                           ============    ============
Weighted average number of common shares outstanding         21,776,481      17,537,022
                                                           ============    ============

                             SEE ACCOMPANYING NOTES

                        WIRELESS AGE COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 for the years ended December 31, 2004 and 2003
                             (Stated in US Dollars)

--------------------------------------------------------------------------------

                                                                2004           2003
                                                                ----           ----
Operating Activities
   Net loss for the year                                    $(2,043,372)   $  (137,307)
   Items not involving cash:
     Amortization of property, plant and equipment              239,312        249,223
     Loss on investments                                        138,572             --
     Write down of intangible assets and goodwill             1,216,146             --
     Equity accounted investment                                 34,775             --
     Foreign exchange loss/(gain)                               (57,153)        84,951
     Warrants issued for consulting services provided             2,538          7,612
     Common stock issued for consulting services provided       125,625         88,200
     Non-controlling interest                                     1,535        (16,041)
                                                            -----------    -----------
                                                               (342,022)       276,638
                                                            -----------    -----------
   Changes in operating assets and liabilities:
     Accounts receivable                                       (454,103)      (791,960)
     Inventory                                                  410,973       (937,383)
     Prepaid expenses                                           185,079       (269,402)
     Accounts payable and accrued liabilities                   844,446      2,090,787
     Income taxes payable                                            --        (45,481)
     Customer deposits                                            5,073            556
                                                            -----------    -----------
Cash used in operating activities                               649,446        323,755
                                                            -----------    -----------
Investing Activities
   Purchase of marketable securities                           (219,500)    (1,870,000)
   Proceeds on disposal of marketable securities              2,708,255             --
   Investment in loan receivable                               (194,130)            --
   Cash acquired in acquisitions                                309,941             --
   Proceeds on disposal of subsidiary                           320,381             --
   Additions to property, plant and equipment                  (237,201)      (342,502)
                                                            -----------    -----------
Cash provided by (used in) investing activities               2,687,746     (2,212,502)
                                                            -----------    -----------
Financing Activities
   Repayment of long-term debt                               (2,294,854)     1,804,786
   Increase in due to related parties                          (177,912)        (2,355)
   Issuance of share capital                                         --        225,000
   Decrease in bank indebtedness                                (64,306)      (138,684)
                                                            -----------    -----------
Cash provided by (used in) financing activities              (2,537,072)     1,888,747
                                                            -----------    -----------
Increase (decrease) in cash during the year                     800,120             --

Cash, beginning of the year                                          --             --
                                                            -----------    -----------
Cash, end of the year                                       $   800,120    $        --
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

                             SEE ACCOMPANYING NOTES

                        WIRELESS AGE COMMUNICATIONS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY for the years ended December 31, 2004 and 2003
                             (Stated in US Dollars)

--------------------------------------------------------------------------------

                                                       Common Shares         Additional
                                                 ------------------------     Paid-in    Comprehensive
                                                   Number      Par Value      Capital        Income        Deficit         Total
                                                 ----------   -----------   -----------   -----------    -----------    -----------
Balance, December 31, 2002                       15,304,104   $    15,304   $   272,308   $    (8,034)   $   (70,229)   $   209,349
                                                 ----------   -----------   -----------   -----------    -----------    -----------

Capital stock issued to acquire subsidiary        1,500,000         1,500       388,500            --             --        390,000

Capital stock issued to acquire trade-name        1,500,000         1,500       958,500            --             --        960,000

Capital stock issued to acquire subsidiary        1,000,000         1,000     2,739,000            --             --      2,740,000

Capital stock issued for consulting
services provided                                   120,000           120       151,080            --             --        151,200

Capital stock and warrants issued in private
placement                                           150,000           150       224,850            --             --        225,000

Warrants to purchase capital stock issued for
consulting services provided                             --            --         7,612            --             --          7,612

Adjustment arising from unrealized marketable
securities gain                                          --            --            --        24,244             --         24,244

Foreign currency translation adjustment                  --            --            --        78,510             --         78,510

Net loss for the year                                    --            --            --            --       (137,307)      (137,307)
                                                 ----------   -----------   -----------   -----------    -----------    -----------
Balance, December 31, 2003                       19,574,104   $    19,574   $ 4,741,850   $    94,720    $  (207,536)   $ 4,648,608
                                                 ==========   ===========   ===========   ===========    ===========    ===========

                             SEE ACCOMPANYING NOTES

                        WIRELESS AGE COMMUNICATIONS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY for the years ended December 31, 2004 and 2003
                             (Stated in US Dollars)

--------------------------------------------------------------------------------

                                                       Common Shares         Additional
                                                 ------------------------     Paid-in    Comprehensive
                                                   Number      Par Value      Capital        Income        Deficit         Total
                                                 ----------   -----------   -----------   -----------    -----------    -----------
                                                                                                                        Restated see
                                                                                                                          Note 24
Balance, December 31, 2003                       19,574,104   $    19,574   $ 4,741,850   $    94,720    $  (207,536)   $ 4,648,608

Issuance of common stock for retraction of
preferred stock of wholly owned subsidiary        1,000,000         1,000        (1,000)           --             --             --

Capital stock issued to acquire investments         412,500           412       549,588            --             --        550,000

Warrants to purchase capital stock issued for
consulting services provided                             --            --         2,538            --             --          2,538

Capital stock issued for consulting services
provided                                            125,000           125       125,500            --             --        125,625

Capital stock issued to acquire subsidiary        1,325,000         1,325     1,134,995            --             --      1,136,320

Capital stock issued to repay shareholder
loans of acquired subsidiary                        150,563           151       184,818            --             --        184,969

Capital stock issued to acquire subsidiary          700,000           700       624,050            --             --        624,750

Capital stock issued for consulting services
provided                                             18,000            18        12,145            --             --         12,163

Capital stock issued to acquire additional
investment in subsidiary                            189,679           190       146,527            --             --        146,717

Capital stock issued to acquire investment
in subsidiary                                        50,000            50        24,600            --             --         24,650

Foreign currency translation adjustment                  --            --            --        42,417             --         42,417

Net loss for the year                                    --            --            --            --     (2,043,372)    (2,043,372)
                                                 ----------   -----------   -----------   -----------    -----------    -----------
Balance, December 31, 2004                       23,544,846   $    23,545   $ 7,545,611   $   137,137    $(2,250,908)   $ 5,455,385
                                                 ==========   ===========   ===========   ===========    ===========    ===========

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

            Consolidated Financial Statements

            The consolidated financial statements include the accounts of the Company, its wholly-owned inactive subsidiaries DB Sim Holdings Ltd. ("DB Sim") and 1588102 Ontario Inc. ("1588102"), its wholly owned operating subsidiaries Prime Wireless, Wireless Source, Prime Battery, Marlon and its 94% owned subsidiary, Wireless Canada. The company is incorporated under the laws of the state of Nevada. DB Sim, Wireless Canada and Wireless Source are incorporated under the laws of the province of Saskatchewan, Canada. Prime Wireless, Prime Battery and 1588102 are incorporated under the laws of the province of Ontario, Canada and Marlon is incorporated federally under the laws of Canada. All inter-company transactions have been eliminated.

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

            Fair Value of Financial Instruments

            The carrying value of receivables, bank indebtedness, accounts payable and accrued liabilities income taxes payable and customer deposits approximates fair value because of the short maturity of these instruments. The carrying value of long-term debt and due to and from related parties also approximates fair value. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risk arising from these financial instruments.

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

            Azonic reported a net loss of $195,618 for the three months ended December 31, 2004. The Company reported its share of the loss as follows:

            Investment (at cost)                  $ 39,500
            Share of net loss since acquisition    (34,775)
                                                  --------
            Net investment in subsidiary          $  4,725
                                                  ========

Note 6      Property, Plant and Equipment

                                                            2004                      2003
                                            ------------------------------------   ----------
                                                        Accumulated
                                              Cost      Amortization     Net           Net
                                            ----------   ----------   ----------   ----------
            Computer hardware               $   50,531   $   37,493   $   13,038   $    1,909
            Computer software                   35,333       32,722        2,611        8,971
            Equipment under capital lease      137,631      100,589       37,042       47,103
            Leasehold improvements             621,265      483,324      137,941      159,670
            Office equipment                   303,602      173,111      130,491      110,358
            Rental equipment                   234,188      159,020       75,168       84,076
            Shop tools and service equip        35,546       26,617        8,929        1,334
                                            ----------   ----------   ----------   ----------
                                            $1,418,096   $1,012,876   $  405,220   $  413,421
                                            ==========   ==========   ==========   ==========

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2004 and 2003
(Stated in US Dollars) - Page 7

--------------------------------------------------------------------------------

Note 7      Intangible Assets and Goodwill - (restated see Note 24)

                                                                2004                       2003
                                                 ------------------------------------   ----------
                                                             Accumulated
                                                    Cost     Amortization     Net           Net
                                                 ----------   ----------   ----------   ----------
            Residual Premiums                    $  850,704   $  670,275   $  180,429   $  248,142
            MTS Agency Fee                          266,223      118,968      147,255      161,202
            Midland trade-name, Vertex
            Standard distribution and supply
            agreements                              284,500           --      284,500      284,500
            A.C. Simmonds & Sons trade-name,
            customer lists and relationships             --           --           --      288,300
            iMobile trade-name, customer lists
            and relationships                       761,000           --      761,000      761,000
            Distribution rights                      16,640        1,661       14,979           --
            Goodwill                              3,145,419           --    3,145,419    2,855,597
                                                 ----------   ----------   ----------   ----------
                                                 $5,324,486   $  790,904   $4,533,582   $4,598,741
                                                 ==========   ==========   ==========   ==========

            In accordance with SFAS No 142, "Goodwill and Other Intangible Assets" the intangible assets were reviewed for impairment on an annual basis. As a result of the Company's analyses a portion of goodwill was determined to be impaired and was written down by $844,651 to $3,145,419 (during the current period the Company recorded an increase in goodwill of $1,134,473 as result of acquisitions - see Note 18). It was also determined that the intangible assets associated with the A.C. Simmonds & Sons customer lists were impaired and they were also written down by $371,495 to zero (during the current year the Company recorded an increase in this intangible asset of $83,195). It was determined by the Company that the remaining intangible assets and goodwill are not impaired and have retained their value and accordingly no further write down was required.

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

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2004 and 2003
(Stated in US Dollars) - Page 8

--------------------------------------------------------------------------------

Note 8      Accounts Payable and Accrued Liabilities

                                               2004          2003
                                            ----------    ----------
            Accounts payable - trade        $3,518,210    $2,545,787
            Accrued liabilities                119,000       125,030
                                            ----------    ----------
                                            $3,637,210    $2,670,817
                                            ==========    ==========

Note 9      Long-term Debt

                                                                                    2004           2003
                                                                                 -----------    -----------
            Agency fee repayable in semi-annual payments of
             $25,600 (CDN$32,000) (principal CDN$69,387)
             including interest at 4.4% per annum, unsecured                     $    57,726    $   105,144

            Note payable in monthly payments of $6,427 (CDN$8,333) (principal
             CDN$0) plus interest at bank prime plus 2.5% per
             annum secured by assets of the company                                       --        102,840

            Note payable, secured by common shares of Wireless Canada, repayable in one instalment payment of $61,704 (CDN$80,000) on
             April 30, 2003 and the balance in monthly instalment payments of
             $9,000 (CDN$11,244) commencing June 1, 2003 including interest at
             6% per annum (principal CDN$183,227)                                    152,436        233,876

            Note payable, secured by common shares of Wireless Canada, non-interest bearing and repayable in monthly instalments of
             $10,945 (CDN$13,542) (principal CDN$0)
                                                                                          --         62,282

            Subordinated loan payable, unsecured, bearing interest at 12% per annum and repayable in monthly amounts of $6,106 (CDN$7,916)
             commencing May 31, 2003 (principal CDN$39,583)                           32,931        103,805

            Secured  promissory  note  payable,  bearing  interest at 8% per
            annum and due and payable on December 31, 2004. (Note - 5)                    --      1,930,000
                                                                                 -----------    -----------
                                                                                     243,093      2,537,947
            Less:  current portion:                                                 (196,645)    (2,286,862)
                                                                                 -----------    -----------
                                                                                 $    46,448    $   251,085
                                                                                 ===========    ===========

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2004 and 2003
(Stated in US Dollars) - Page 9

--------------------------------------------------------------------------------

            The estimated repayments including principal and interest due in each of the next five years are as follows:

            2005                              $ 264,000
            2006                                 57,000
            2007                                     --
            2008                                     --
            2009                                     --
                                              ---------
                                              $ 321,000
            Less estimated interest portion     (77,907)
                                              ---------
                                              $ 243,093
                                              =========

Note 10     Due (to)/from Related Parties

                                                                                  2004         2003
                                                                               ---------    ---------
            Amounts owing (to)/from companies with common Directors and/or common management, unsecured, non-interest
            bearing with nospecific terms of repayment                         $ 184,237    $  27,347

            Amounts owing (to)/from a director of a subsidiary of the
            Company, unsecured, non-interest bearing and due on
            Demand                                                               (68,934)    (101,070)

            Due to corporate  shareholder,  unsecured,  non-interest bearing
            and due on demand                                                    (29,944)          --

            Other amounts owing (to)/from  related parties                        18,830           --
                                                                               ---------    ---------
                                                                               $ 104,189    $ (73,723)
                                                                               =========    =========

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

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2004 and 2003
(Stated in US Dollars) - Page 10

--------------------------------------------------------------------------------

            Warrants

            The following is a summary of warrant activity for 2004 and 2003:

                                                     Number of Shares to
                                                        Purchase under
                                                           Warrants                  Expiry Date
            Balance, December 31, 2002                           --
                                                            -------
            Issued                                          250,000             Between September 30, 2005
                                                                                and October 15, 2006
            Exercised                                            --
                                                            -------
            Balance, December 31, 2003                      250,000
            Issued                                               --
            Cancelled                                       (66,667)
            Exercised                                            --
                                                            -------
            Balance, December 31, 2004                      183,333
                                                            =======

            Warrants outstanding at December 31, 2004 are summarized as follows:

            Number       Price       Year of Issue    Vesting Period      Term

             33,333      $2.00           2003             vested         2 years
            150,000       2.00           2003             vested         3 years
            -------
            183,333
            =======

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

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2004 and 2003
(Stated in US Dollars) - Page 11

--------------------------------------------------------------------------------

Note 12     Non-operating interest expense, Net

                                                                                             2004         2003
                                                                                          ---------    ---------
            Interest expense on secured promissory note payable                             185,580           --
            Amortization of financing fee on secured promissory note payable 160,000             --
            Interest income on 8% convertible  subordinated  promissory note receivable    (214,000)          --
                                                                                          ---------    ---------
                                                                                          $ 131,580    $      --
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

                                                               2004       2003
                                                             --------   --------
            Write off of acquisition deposit                 $ 83,195   $     --
            Transaction legal and accounting costs             96,440         --
                                                             --------   --------
                                                             $179,635   $     --
                                                             ========   ========

Note 14     Loss on Investments, Net

                                                                            2004         2003
                                                                         ---------    ---------
            Loss on investment in RELM debenture                         $ 170,000    $      --
            Legal fees associated with RELM merger proposal                 50,912    $      --
            Gain on disposal of Globetech Ventures Corp. common shares   $ (34,492)          --
            Gain on disposal of Pivotal Self Service Technologies Inc.
            common shares (Note 5)                                        (240,000)          --
            Loss on termination of licensing agreement (Note 7)            144,563           --
            Miscellaneous licensing costs (Note 7)                          47,589           --
                                                                         ---------    ---------
                                                                         $ 138,572    $      --
                                                                         =========    =========

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2004 and 2003
(Stated in US Dollars) - Page 12

--------------------------------------------------------------------------------

Note 15     Commitments

            Premise Leases

            The Company leases its premises under agreements requiring aggregate minimum payments over the next five years as follows:

            2005                                      $278,473
            2006                                       188,067
            2007                                       154,427
            2008                                       131,481
            2009                                         3,974
                                                      --------
                                                      $756,422
                                                      ========

Note 16     Income Taxes

            The following table summarizes the significant components of the Company's deferred tax assets:

                                                               2004         2003
                                                             ---------    ---------
            Deferred Tax Assets
              Non-capital loss carryforward                  $ 200,000    $ 110,000
              Capital assets - temporary timing difference     (35,000)     (20,000)
              Other assets - temporary timing difference        72,000       56,000

            Gross deferred tax assets                          237,000      146,000
            Valuation allowance for deferred tax asset        (237,000)    (146,000)
                                                             ---------    ---------
                                                             $      --    $      --
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

Note 17     Related Party Transactions

            During the years ended December 31, 2004 and 2003, the Company incurred the following expenses charged by directors of the Company and its subsidiaries and companies with common directors:

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2004 and 2003
(Stated in US Dollars) - Page 13

--------------------------------------------------------------------------------

                                                        2004           2003
                                                     ----------     ----------
            Sales                                    $  238,115     $   15,490
            Management fees                                  --         39,973
                                                     ----------     ----------
                                                     $  238,115     $   55,463
                                                     ==========     ==========

            Cost of goods sold                       $  386,243     $  523,793
            Management fees                             430,592        343,823
            Wages and benefits                          147,120         65,184
            Travel & Meals                               60,045         25,383
                                                     ----------     ----------
                                                     $1,024,000     $  958,183
                                                     ==========     ==========

            All transactions involving due to related parties were recorded at the carrying values which reflected the approximate fair market value.

Note 18     Business Acquisitions - (restated see Note 24)

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

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2004 and 2003
(Stated in US Dollars) - Page 16

--------------------------------------------------------------------------------

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

            As consideration the Company issued 700,000 shares of the Company's common stock and agreed to issue a further 200,000 shares subject to certain earnout provisions. Of this additional commitment of 200,000 shares the Company issued 50,000 common shares on November 30, 2004.The common shares issued under the acquisition were valued at the closing market price of the Company's common stock on date of each transaction, less a 15% discount due to the trading restrictions on the stock. The consolidated financial statements include the operating results of Prime Battery from September 16, 2004.

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2004 and 2003
(Stated in US Dollars) - Page 17

--------------------------------------------------------------------------------

            The business combination is accounted for using the purchase method. The fair value of the assets and liabilities acquired are as follows:

            Current assets                                               $   2,134
            Capital assets                                                   6,668
            Goodwill                                                       747,445
                                                                         ---------
                                                                           756,247
            Current liabilities                                            332,447
                                                                         ---------
            Net assets acquired at fair values                           $ 423,800
                                                                         =========

            Total consideration
               700,000 common shares                                     $ 624,750
               Less: Consideration allocated to purchase of net assets    (225,600)
               50,000 common shares                                         24,650
                                                                         ---------
                                                                         $ 423,800
                                                                         =========

            The $747,445 of goodwill was assigned to the wholesale segment. The Company expects to deduct 100% of this amount for tax purposes.

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

            Wireless Age Communications Ltd.

            During 2004 the Company acquired common shares of Wireless Age Communications Ltd. representing an additional 5% of the issued common shares. The aggregate purchase price was $146,717 representing 189,679 common shares. The value of the shares was determined based on a 15% discount off the closing share trading price on the date of acquisition. The discount is intended to reflect the share trading restrictions placed on the stock.

            The business combination is accounted for using the purchase method. The allocation of the purchase price was as follows:

            Minority interest                               $ 23,664
            Goodwill                                         123,053
                                                            --------
            Net assets acquired at fair values              $146,717
                                                            ========
            Total consideration
               189,679 common shares                        $146,717
                                                            ========

            The $123,053 of goodwill was assigned to the retail segment. The Company expects to deduct 100% of this amount for tax purposes.

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

                                              2004           2003
                                           ----------     ----------
            Accounts receivable
              SaskTel                      $  526,721     $  398,208
              MTS                             327,271        161,634
                                           ----------     ----------
                                           $  853,992     $  559,842
                                           ==========     ==========
            Revenue
              SaskTel                      $3,119,366     $2,496,172
              MTS                           2,126,294      1,489,117
                                           ----------     ----------
                                           $5,245,660     $3,985,289
                                           ==========     ==========

Note 20     Segmented Information - (restated see Note 24)

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

                                                                              2004            2003
                                                                          ------------    ------------
            Revenues
              Retail - sale of tangible products                          $  6,144,387    $  5,448,029
              Retail - activation commissions and residual payments          2,609,134       2,156,747
              Wholesale - sale of tangible products                          6,693,755       1,740,989
              Elimination of inter-segment revenues                           (238,115)        (77,196)
                                                                          ------------    ------------
            Consolidated revenues                                         $ 15,209,161    $  9,268,569
                                                                          ============    ============
            Profit or Loss
              Retail                                                      $    473,092    $    669,264
              Wholesale                                                        (55,303)       (117,869)
            Unallocated amounts:
              Corporate costs (including related party management fees)     (2,459,626)       (704,743)
              Non-controlling interest                                          (1,535)         16,041
                                                                          ------------    ------------
            Consolidated loss                                             $ (2,043,372)   $   (137,307)
                                                                          ============    ============

            Assets
              Retail                                                      $  3,247,667    $  2,566,450
              Wholesale                                                      1,380,730         899,246
              Intangible assets and goodwill - retail                          450,737         409,344
              Intangible assets and goodwill - wholesale                     4,082,845       4,189,397
              Unallocated corporate assets                                     212,838       1,987,149
                                                                          ------------    ------------
            Consolidated assets                                           $  9,374,817    $ 10,051,586
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

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2004 and 2003
(Stated in US Dollars) - Page 21

--------------------------------------------------------------------------------

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

                                           2004            2003
                                       ------------    ------------
              Revenues                 $ 15,706,826    $ 11,852,558
                                       ------------    ------------
              Net loss                 $ (2,099,064)   $   (190,762)
                                       ============    ============
            Loss per share:
              Basic loss per share     $      (0.09)   $      (0.01)

Note 24     Change in Acquisition Valuation

            The Company consistently uses a 33% discount to the last share price on closing date in order to reflect the resale restrictions and the size of the share block relative to the then outstanding number of common shares when calculating the value of its common shares issued in various transactions. Following discussions with Securities and Exchange Commission the Company revised the discount rate from 33% to 15% for the Prime Battery Products Limited and the Wireless Age Communications Ltd. acquisitions because these transactions were less materially dilutive as apposed to other transactions consummated during the year. As a result of the above correction, the goodwill and additional paid-in capital have been increased by $169,387 in the consolidated balance sheet as at December 31, 2004.

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

* to be filed by Amendment.

                                   SIGNATURES

In accordance with Sections 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereto duly authorized.

   Date:  November 11, 2005
                                              WIRELESS AGE COMMUNICATIONS, INC.

                                              By: /s/ Bradley J. Poulos
                                                  ------------------------------
                                              Name:  Bradley J. Poulos
                                              Title: President and CEO

In accordance with the Exchange Act, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        Name                              Title                      Date
        ----                              -----                      ----

/s/ Bradley J. Poulos
------------------------
    Bradley J. Poulos                   CEO/Director           November 11, 2005
                               (principal executive officer)

/s/ John G. Simmonds
------------------------
     John G. Simmonds                Chairman /Director        November 11, 2005

/s/ Brian Usher-Jones
------------------------
     Brian Usher-Jones                   Director              November 11, 2005

/s/ Kenneth Adelberg
------------------------
     Kenneth Adelberg                    Director              November 11, 2005

/s/ Stephen Dulmage
------------------------
     Stephen Dulmage                     Director              November 11, 2005

/s/ Gary N. Hokkanen
------------------------
     Gary N. Hokkanen                      CFO                 November 11, 2005
                            (principal accounting officer)