Form 10QSB/A
period 2005-03-31
WIRELESS AGE COMMUNICATIONS INC
filed 2005-11-14
CIK 1130131

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549

                                  FORM 10-QSB/A
                                (Amendment No. 1)

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

                            6200 Tomken Road, Unit A
                      Mississauga, Ontario, L5T 1X7, Canada
                    (Address of Principal Executive Offices)

                                 (905) 696-2850
                (Issuer's Telephone Number, Including Area Code)

                                765 15th Sideroad
                       King City, Ontario, L7B 1K5, Canada
                 (Former Address of Principal Executive Offices)

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

State the number of outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

The number of shares of common stock outstanding as of April 27, 2005:
28,381,046

Transitional Small Business Disclosure format (Check one): Yes |_|  No |X|

Explanatory Note: This Amendment No. 1 on Form 10-QSB/A to the Quarterly Report on Form 10-QSB of Wireless Age Communications, Inc. (the "Company") for the quarter ended March 31, 2005 (the "Original Filing") which was filed with the Securities and Exchange Commission ("SEC") on May 13, 2005, is being filed to amend certain balance sheet values, arising from Amendment No. 2 of Form 10-KSB/A for the fiscal year ended December 31, 2004, filed on November 11, 2005, in response to comments from the SEC.

                        Wireless Age Communications, Inc.

                                      INDEX

PART I   Financial Information

Item 1.  Condensed Financial Statements (unaudited)
            Condensed Consolidated Balance Sheet............................   3
            Condensed Consolidated Statements of Operations and
              Comprehensive Income (Loss)...................................   4
            Condensed Consolidated Statements of Stockholders' Equity.......   5
            Condensed Consolidated Statements of Cash Flows.................   7
            Notes to Condensed Consolidated Financial Statements............   8

Item 2.  Management's Discussion and Analysis...............................  19

Item 3.  Controls and Procedures............................................  26

PART II. Other Information

Item 1.  Legal Proceedings..................................................  27

Item 2.  Change in Securities and Use of Proceeds...........................  27

Item 3.  Defaults Upon Senior Securities....................................  27

Item 4.  Submission of Matters to a Vote of Security Holders................  28

Item 5.  Other Information..................................................  28

Item 6.  Exhibits and Reports on Form 8-K...................................  29
            A)  Exhibit Schedule
            B) Reports Filed on Form 8-K

Signatures..................................................................  31

                          PART I. Financial Information

Item 1.  Condensed Financial Statements

                        Wireless Age Communications, Inc.
                      Condensed Consolidated Balance Sheet
                                 March 31, 2005
                                   (UNAUDITED)

ASSETS

Current Assets:
   Cash and cash equivalents                                                 $    385,155
    Receivables                                                                 1,983,724
    Inventory                                                                   2,084,069
    Investments (Note 4)                                                          235,746
    Prepaid expenses                                                              108,569
-----------------------------------------------------------------------------------------
                                                                                4,797,263
-----------------------------------------------------------------------------------------

Property, plant and equipment, net of accumulated amortization of $872,837        482,116
Due from related parties                                                          273,098
Notes receivable                                                                  416,515
Investments (Note 4)                                                              122,408
Intangible assets (Note 5)                                                      1,363,866
Goodwill (Note 5)                                                               4,430,461
-----------------------------------------------------------------------------------------
TOTAL ASSETS                                                                 $ 11,885,727
-----------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
   Accounts payable and accrued liabilities                                  $  4,193,615
     Line of credit (Note 6)                                                           --
     Customer deposits                                                             12,934
     Current portion of long-term debt (note 6)                                   148,810
-----------------------------------------------------------------------------------------
Total current liabilities                                                       4,355,359

Long-term debt (note 6)                                                            18,825
Non-controlling interest                                                           16,253
-----------------------------------------------------------------------------------------
Total liabilities                                                               4,390,437
-----------------------------------------------------------------------------------------

Stockholders' equity
   Preferred stock, $0.001 par value, 10,000,000 shares authorized, No
   shares issued and outstanding                                                       --
   Common  stock, $.001  par  value, 100,000,000 shares authorized,
   28,381,046 shares issued and outstanding at March 31, 2005                      28,381
   Additional paid-in capital                                                   9,395,426
   Accumulated deficit                                                         (2,143,564)
   Accumulated other comprehensive income                                         215,047
-----------------------------------------------------------------------------------------
Total stockholders' equity                                                      7,495,290
=========================================================================================
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                   $ 11,885,727
=========================================================================================

                 See accompanying notes to financial statements.

                        Wireless Age Communications, Inc.
 Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
                                   (UNAUDITED)


                                                            Three Months Ended
                                                                March 31,
                                                       ---------------------------
                                                           2005           2004
                                                       ------------   ------------
Sales - product                                        $  3,214,715   $  2,418,044
Commission and residual revenue                             776,844        538,818
----------------------------------------------------------------------------------
Total sales                                               3,991,559      2,956,862

Cost of goods sold - product                              2,532,856      1,968,177
----------------------------------------------------------------------------------
Gross profit                                              1,458,703        988,685

Selling and administrative expenses                       1,242,158      1,116,819
Amortization                                                 60,107         55,711
----------------------------------------------------------------------------------

Earnings (loss) from operations                             156,438       (183,845)

Other (income) expenses
      Interest                                                1,737         29,128
    Gain on disposal of marketable securities                    --        (33,845)
    Non-operating interest expense, net (Note 7)                 --         79,631
    Foreign exchange loss (gain)                              6,302         (2,353)
    Share of loss of equity accounted investment             41,055             --
    (Note 4)
    Non-controlling interest                                     --          1,535
----------------------------------------------------------------------------------
                                                             49,094         74,096
----------------------------------------------------------------------------------

Net income (loss)                                      $    107,344   $   (257,941)
==================================================================================
Basic earnings (loss) per share of common stock:
Weighted average number of common shares outstanding     24,500,879     20,613,687
      Basic earnings (loss) per share                  $      0.004   $      (0.01)
Diluted earnings (loss) per share of common stock:
Weighted average number of common shares outstanding     24,684,212             --
      Diluted earnings per share                       $      0.004             --

Comprehensive Income (Loss)
Net income (loss)                                      $    107,344   $   (257,941)
Other comprehensive income (loss):
Unrealized holding gain on marketable securities             70,402             --
Foreign exchange translation gain (loss)                      7,508         (5,088)
----------------------------------------------------------------------------------
Comprehensive income (loss)                            $    185,254   $   (263,029)
==================================================================================

                See accompanying notes to financial statements.

                        Wireless Age Communications, Inc.
            Condensed Consolidated Statements of Stockholders' Equity
                                   (UNAUDITED)

                                                                                                 Accumulated
                                 Common Stock           Common       Additional                     Other        Total
                             -----------------------     Stock        Paid-in     Accumulated  Comprehensive  Stockholders'
                               Shares       Amount     Subscribed     Capital       Deficit         Income       Equity
                             ----------   ----------   ----------    ---------      --------        ------     ---------
Balance, December 31, 2003   19,574,104   $   19,574           --    4,741,850      (207,536)       94,720     4,648,608

Issuance of common
stock for retraction
of preferred stock of
wholly owned
subsidiary                    1,000,000        1,000           --       (1,000)           --            --            --

Issuance of common
 stock to acquire
 investments                    412,500          412           --      549,588            --            --       550,000

Adjustment arising
 from common stock
 issued for
 consulting services
 provided                            --           --      125,625           --            --            --       125,625

Adjustment arising
 from warrants issued
 for consulting
 services provided                   --           --           --        2,538            --            --         2,538

Adjustment arising
 from the disposal of
 marketable securities               --           --           --           --            --       (24,244)      (24,244)

Adjustment arising
 from foreign
 exchange translation
 loss                                --           --           --           --            --        (5,088)       (5,088)

Net income (loss) for
 the three month
 period ended March
 31, 2004                            --           --           --           --      (257,941)           --      (257,941)
                             ----------   ----------      -------    ---------      --------        ------     ---------
Balance, March 31, 2004      20,986,604   $   20,986      125,625    5,292,976      (465,477)       65,388     5,039,498
                             ==========   ==========      =======    =========      ========        ======     =========

                See accompanying notes to financial statements.

                        Wireless Age Communications, Inc.
            Condensed Consolidated Statements of Stockholders' Equity
                                   (UNAUDITED)

                                                                                                  Accumulated
                                  Common Stock           Common       Additional                    Other          Total
                             -----------------------      Stock        Paid-in    Accumulated    Comprehensive  Stockholders'
                               Shares       Amount      Subscribed      Capital      Deficit        Income         Equity
                             ----------   ----------    -----------    ---------   ----------       -------      ---------
Balance, December 31, 2004   23,544,846   $   23,545             --    7,545,611   (2,250,908)      137,137      5,455,385
                             ----------   ----------    -----------    ---------   ----------       -------      ---------

Issuance of common
stock to acquire
investments                     225,000          225             --      158,513           --            --        158,738

Issuance of common
stock to acquire
additional interest in
majority owned
subsidiary                       61,200           61             --       41,827           --            --         41,888

Issuance of common
stock under earnout
arrangement                      50,000           50             --       25,875           --            --         25,925

Issuance of common
stock to acquire
wholly owned subsidiary       4,500,000        4,500             --    1,623,600           --            --      1,628,100

Adjustment arising
 from foreign exchange
 translation gain                    --           --             --           --           --         7,508          7,508

Adjustment arising
 from unrealized
 holding gain on
 marketable securities               --           --             --           --           --        70,402         70,402

Net income for the
 three month period
 ended March 31, 2005                --           --             --           --      107,344            --        107,344
                             ----------   ----------    -----------    ---------   ----------       -------      ---------
Balance, March 31, 2005      28,381,046   $   28,381             --    9,395,426   (2,143,564)      215,047      7,495,290
                             ==========   ==========    ===========    =========   ==========       =======      =========

                 See accompanying notes to financial statements.

                        Wireless Age Communications, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (UNAUDITED)

                                                                 Three Months Ended
                                                                     March 31,
                                                                2005           2004
---------------------------------------------------------------------------------------
Net cash provided by (used in) operations
    Net income (loss)                                        $   107,344    $  (257,941)
    Adjustments to reconcile net loss
      to net cash provided by (used in) operating
      activities:
         Amortization                                             60,107         55,711
                 Foreign exchange (gain) loss                      7,508         (2,353)
                 Share of loss of equity investment               41,055             --
                 Gain on disposal of marketable securities            --        (33,845)
                 Non-controlling interest share of income             --          1.535
     Changes in operating assets and liabilities:
                 Accounts receivable                           1,190,938        311,591
                 Inventory                                      (168,393)        10,232
                 Prepaid expenses                                 16,426         38,897
                 Accounts payable and accrued                 (1,092,193)      (872,174)
         liabilities
                 Due from/to related parties                    (168,909)        98,319
                 Customer deposits                                  (997)         8,496
                 Note receivable                                (222,385)            --
---------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities             (142,498)      (641,532)
---------------------------------------------------------------------------------------
Cash flows from investing activities:
          Proceeds on disposal of marketable securities               --         37,640
          Cash acquired on business acquisition                  256,050             --
          Purchase of marketable securities                     (165,344)       (10,686)
          Additions to property, plant and equipment              (4,349)            --
---------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities:              86,357         26,954
---------------------------------------------------------------------------------------
Cash flows from financing activities:
          Increase (decrease) in bank indebtedness                    --        419,829
          Increase (decrease) in long-term debt                 (358,824)       194,749
---------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities:            (358,824)       614,578
---------------------------------------------------------------------------------------

=======================================================================================
Increase (decrease) in cash                                     (414,965)            --
=======================================================================================
Cash, beginning of period                                        800,120             --
=======================================================================================
Cash, end of period                                          $   385,155    $        --
=======================================================================================

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

      This investment is recorded using the equity method so the account was adjusted as follows:

         Balance at Dec 31, 2004                     $     4,725
         Additional investment in Azonic                 158,738
         Share of loss of Azonic                         (41,055)
                                                     -----------
                                                     $   122,408
                                                     ===========

Note 5 - Intangible Assets & Goodwill

Intangible assets

                                              Gross
                                             Carrying      Accumulated
As of March 31, 2005                          Amount       Amortization          Net
--------------------                          ------       ------------          ---
Amortized intangible assets:
Retail segment:
   Residual premiums                        $  847,330      $ (683,358)      $  263,971
   MTS agency fee                              264,550        (124,835)         139,716
                                            ----------      ----------       ----------
Total retail segment                         1,111,880        (808,193)         303,687
Wholesale segment:
   Distribution rights                          16,535          (1,856)          14,679
                                            ----------      ----------       ----------
Total wholesale segment                         16,535          (1,856)          14,679
                                            ----------      ----------       ----------
Total amortized intangible assets            1,128,415        (810,049)         318,366
                                            ==========      ==========       ==========
Unamortized intangible assets:
Wholesale segment:
   Landmobile radio distribution
      and supply agreement                     284,500
   Prepaid card distribution agreement         761,000
                                            ----------
Total unamortized wholesale
   segment intangible assets                $1,045,500
                                            ==========

Aggregate amortization expense for the three month period ended March 31, 2005:
$24,297.

Estimated amortization expense:

         For the year ended December 31, 2006                 $  95,775
         For the year ended December 31, 2007                 $  78,971
         For the year ended December 31, 2008                 $  30,061
         For the year ended December 31, 2009                 $  30,061
         For the year ended December 31, 2010                 $  10,399

Goodwill

The changes in the carrying amount of goodwill for the three month period ended March 31, 2005, are as follows:

                                          Retail       Wholesale
                                          Segment        Segment         Total
                                          -------        -------         -----

Balance as of January 1, 2005           $  123,053     $3,022,366     $3,145,419
Goodwill acquired                           32,943      1,252,099      1,285,042
Impairment losses                               --             --             --
                                        ----------     ----------     ----------
Balance as of March 31, 2005            $  155,996     $4,274,465     $4,430,461
                                        ==========     ==========     ==========

The Retail and Wholesale segments are tested for impairment in the fourth quarter during the annual budgeting and forecasting process. The fair values of both reporting units are estimated using the expected present value of future cash flows.

Note 6 - Long-term debt

The Company has a line of credit of $620,000 (CAD$750,000) with a Canadian bank (Bank of Nova Scotia), secured by the accounts receivable and inventory of which $nil was drawn as of March 31, 2005.

Agency fee repayable in semi-annual payments of $25,600                $ 28,814
(CDN$32,000) (principal CDN$34,854) including interest at 4.4% per annum, unsecured.

Note payable, secured by common shares of Wireless Canada,
 repayable in one instalment payment of $59,976 (CDN$80,000) on
 April 30, 2004 and the balance in monthly instalment payments of
 $8,430 (CDN$11,244) commencing June 1, 2004 including interest at
 6% per annum (principal CDN$244,123).                                  138,821
                                                                       --------
                                                                        167,635
Less:  current portion:                                                (148,810)
                                                                       --------
                                                                       $ 18,825
                                                                       ========

Note 7 - Non-Operating Interest Expense, Net

                                                                     Three months       Three
                                                                        ended        months ended
                                                                      March 31,        March 31,
                                                                         2005            2004
                                                                     -----------     ------------
Interest expense on secured
promissory note payable                                               $     --          $ 44,631
Amortization of financing fee on
secured promissory note payable
                                                                            --            80,000
Interest income on 8% convertible subordinated promissory notes of
RELM Wireless (pledged as security to $2,330,000 promissory note)
                                                                            --           (45,000)
                                                                      --------          --------
                                                                      $     --          $ 79,631
                                                                      ========          ========

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

The business combination is accounted for using the purchase method. The fair value of the assets and liabilities acquired are as follows:

Current assets                                                        2,430,446
Capital assets                                                          108,357
Intangible assets and goodwill                                        1,226,174
Current liabilities                                                  (2,136,877)
                                                                    -----------
Net assets acquired at fair values                                    1,628,100
                                                                    ===========

Total consideration:
4,500,000 common shares of the Company                                1,628,100
                                                                    ===========

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
                                   As            Technologies           Pro
                                Reported             Inc.              Forma
                                -----------------------------------------------
Revenue                          3,330,762           787,577          4,118,339

Net income (loss)                  107,344          (233,416)          (126,072)

Weighted average
 number of shares
 outstanding                    24,500,879         4,500,000         29,000,879

Net income (loss)
 per share                           0.004                               (0.004)

                                              Three Months Ended
                                                March 31, 2004

                                                    mmwave
                                  As             Technologies            Pro
                               Reported              Inc.               Forma
                            ----------------------------------------------------

Revenue                          2,418,044          1,927,927         4,345,971

Net income (loss)                 (257,941)            49,855          (208,086)

Weighted average
 number of shares
 outstanding                    20,613,687          4,500,000        25,113,687

(Loss)
 per share                          (0.013)                              (0.008)

Note 10 - Segmented Information

                                                                   3 Months           3 Months
                                                                   March 31           March 31
                                                                     2005               2004
                                                                 ------------       ------------
Revenues
  Retail - sale of tangible products                             $  1,357,789       $  1,110,090
  Retail - Commission and residual revenue                            660,797            538,818
  Wholesale - sale of tangible products                             1,908,253          1,311,765
  Wholesale - Commission and residual revenue                         116,047             40,976
  Elimination of inter-segment revenues                               (51,327)           (44,787)
                                                                 ------------       ------------
Consolidated revenues                                            $  3,991,559       $  2,956,862
                                                                 ============       ============

Profit or Loss
  Retail                                                         $    165,445       $     29,642
  Wholesale                                                           129,878            (85,529)
Unallocated amounts:
  Corporate costs (including related party management fees)          (187,979)          (200,519)
  Non-controlling interest                                                 --             (1,535)
                                                                 ------------       ------------
Consolidated loss                                                $    107,344       $   (257,941)
                                                                 ============       ============

Assets
  Retail                                                         $  2,052,021       $  2,310,018
  Wholesale                                                         3,289,578            868,923
  Intangible assets and goodwill - retail                             459,683            384,223
  Intangible assets and goodwill - wholesale                        5,334,644          4,265,657
  Unallocated corporate assets                                        749,801          2,636,625
                                                                 ------------       ------------
Consolidated assets                                              $ 11,885,727       $ 10,465,446
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

      Sales including product sales, commission and residuals during the three month period ended March 31, 2005 were $3,991,559 up from $2,956,862 during the first quarter of fiscal 2004, representing a 35% increase in sales year over year. Sales of the retail segment were $2,018,586, sales of wholesale segment were $1,532,740 and sales of the mmwave segment were $440,233 during the current quarter. The increase is due to acquisition of mmwave.

         Sales of the retail segment during the three month period ended March 31, 2005 and 2004 can be broken down into the following subcategories:

                                                      2005               2004
                                                      ----               ----
Cellular hardware, radios and
accessories                                        $1,302,577         $1,081,335
Residual, commission and royalty
revenue                                               660,797            538,818
Equipment rental                                       55,212             28,755

                                                   $2,018,586         $1,698,908

      Sales of the wholesale business during the current quarter were $1,311,468 up from $1,305,440 during the first quarter of fiscal 2004, representing a striking 0% increase in sales year over year. These revenues represent the sale of Vertex Standard two-way radios, prepaid cellular cards, accessories, batteries (and other ancillary items) and commissions earned from selling two-way radios under representation agreements.

      Sales of the mmwave segment during the current quarter were $440,223. This balance represents the activity of mmwave for one month as the consolidation only includes the results of this subsidiary after the acquisition date. Had the subsidiary been acquired January 1, 2005 the sales for the quarter would have been $1,227,811.

      Sales of the Marlon Distributors during the current quarter were $221,272 compared to zero in the prior year. Marlon was acquired on July 30, 2004.

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

      Selling and administrative expenses increased from $1,116,819 during the three month period ended March 31, 2004 to $1,242,158 during the three month period ended March 31, 2005. Selling and administrative expenses during the three month period ended March 31, 2005 and 2004, included:

                                                    2005                 2004
                                                -----------          -----------
Accounting and legal                            $    44,706          $    53,362
Advertising and promotion                            32,499               53,512
Bad debts                                            (2,956)               3,362
Bank charges and interest                            16,384                   --
Corporate fees                                       33,999               10,000
Insurance, licenses and taxes                        17,476               10,634
Management fees                                      66,104              129,994
Office and general                                   61,647               55,173
Professional fees                                    46,517              141,348
Rent                                                110,230               84,543
Repairs and maintenance                               7,353                6,589
Telephone and utilities                              43,691               30,473
Travel and automobile                                66,078               79,986
Wages and benefits                                  698,430              457,843
                                                -----------          -----------
                                                $ 1,242,158          $ 1,116,819
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

      Other expense totaled $49,094 during the three month period ended March 31, 2005 compared to other expenses of $74,096 in the comparative period in the prior year. The current quarter's other expense consisted of interest expense of $1,737, a foreign exchange loss of $6,302 arising from translation of Canadian dollar denominated liabilities translated to the home currency in a period of declining home currency values and the Company's share of loss of equity accounted investment of $41,055. Other expenses during the three month period ended March 31, 2004 included interest expense of $29,128, a foreign exchange translation gain of $2,353, a gain on disposal of marketable securities of $33,845, non-operating interest expense of $79,631 and a change in non-controlling interest of $1,535.

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

      Basic and diluted earnings per share for the three month period ended March 31, 2005 and 2004 were $0.0004 and $(0.01) respectively.

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

Financial Condition

      Total assets increased from $9,374,817 at December 31, 2004 to $11,885,727 at March 31, 2005. The increase is the result of the Company's acquisition of mmwave Technologies Inc. during the quarter.

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

      Goodwill increased from $3,145,419 at December 31, 2004 to $4,430,461 at March 31, 2005 mainly due to the acquisition of mmwave.

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

      Stockholders' equity increased from $5,455,385 at December 31, 2004 to $7,495,290 during the current quarter. The increase is the result of:

      1.    The earnings of $107,344 during the quarter.
      2. 225,000 shares valued at $158,738 issued to acquire the additional 400,000 shares of Azonic.
      3. 61,200 shares valued at $41,888 issued to acquire the additional 2.2% of WACL.
      4. 50,000 shares valued at $25,925 issued as a result of the acquisition of Prime Battery.
      5. 4,500,000 shares valued at $1,628,100 issued to acquire the outstanding shares of mmwave.
      6. A foreign exchange gain of $7,508 recorded in accumulated other comprehensive income.; and
      7.    An unrealized holding gain on marketable securities of $70,402.

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

      For the three month period ended March 31, 2005, cash used in operating activities amounted to $142,498 primarily as a result of net income adjusted for non cash items and various changes in operating assets and liabilities. Cash provided by investing activities during the three month period ended March 31, 2005 amounted to $86,357. This is the net of the $256,050 of cash from the acquisition, the $165,344 investment in RELM and the $4,349 used to acquire additional capital assets. Cash used in financing activities during the three month period ended March 31, 2005 amounted to $358,824.

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

      During the quarter ended March 31, 2005, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Changes in Securities and Use of Proceeds.

Recent Sales of Unregistered Securities

      On January 25, 2005, the Company issued 225,000 shares of its common stock, valued at $158,738, to L&M Specialties, Inc. in consideration for the acquisition of 400,000 shares of Azonic Corporation. The issuance of the foregoing securities by the Company was a private transaction made in reliance on Section 4(2) of the Securities Act of 1933, as amended. The persons who exercise voting, investment and power of disposition over Company securities held of record by L&M Specialties, Inc. are Lawrence Schaffer and Michael Schaffer.

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

Exhibit 31.1     Rule 13a-14(a) Certification of Chief Executive Officer.*

Exhibit 31.2     Rule 13a-14(a) Certification of Chief Financial Executive.*

Exhibit 32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
----------
*     Filed herewith.

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

                                        Wireless Age Communications, Inc.
                                                Registrant

Dated: November 14, 2005                By: /s/ Brad Poulos
                                           -------------------------------------
                                           Name:  Brad Poulos
                                           Title: CEO/Director


Dated: November 14, 2005                By: /s/ Gary N. Hokkanen
                                           -------------------------------------
                                           Name:  Gary N. Hokkanen
                                           Title: CFO