Form 10QSB/A
period 2005-06-30
WIRELESS AGE COMMUNICATIONS INC
filed 2005-11-14
CIK 1130131

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

                            6200 Tomken Road, Unit A
                      Mississauga, Ontario, Canada, L5T 1X7
                    (Address of Principal Executive Offices)

                                 (905) 696-2850
                (Issuer's Telephone Number, Including Area Code)

                                765 15th Sideroad
                       King City, Ontario, L7B 1K5, Canada
                 (Former Address of Principal Executive Offices)

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                 YES [X] NO [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
                                 YES [ ] NO [X]

State the number of outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

The number of shares of common stock outstanding as of July 26, 2005: 28,431,046

Transitional Small Business Disclosure format (Check one): Yes [ ] No [X]

Explanatory Note: This Amendment No. 1 on Form 10-QSB/A to the Quarterly Report on Form 10-QSB of Wireless Age Communications, Inc. (the "Company") for the quarter ended June 30, 2005 (the "Original Filing") which was filed with the Securities and Exchange Commission ("SEC") on August 5, 2005, is being filed to amend certain balance sheet values, arising from Amendment No. 2 of Form 10-KSB/A for the fiscal year ended December 31, 2004, filed on November 11, 2005, in response to comments from the SEC.

                        Wireless Age Communications, Inc.

                                      INDEX

PART I   Financial Information

Item 1.  Condensed Financial Statements (unaudited)
            Condensed Consolidated Balance Sheet............................   3
            Condensed Consolidated Statements of Operations and
               Comprehensive Income (Loss)..................................   4
            Condensed Consolidated Statements of Stockholders' Equity.......   5
            Condensed Consolidated Statements of Cash Flows.................   9
            Notes to Condensed Consolidated Financial Statements............  10

Item 2.  Management's Discussion and Analysis...............................  22

Item 3.  Controls and Procedures............................................  33

PART II. Other Information

Item 1.  Legal Proceedings..................................................  34

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds........  34

Item 3.  Defaults Upon Senior Securities....................................  34

Item 4.  Submission of Matters to a Vote of Security Holders................  34

Item 5.  Other Information..................................................  34

Item 6.  Exhibits and Reports on Form 8-K...................................  34
            A)  Exhibit Schedule
            B) Reports Filed on Form 8-K

Signatures..................................................................  36

                          PART I. Financial Information

Item 1.  Condensed Financial Statements

                        Wireless Age Communications, Inc.
                      Condensed Consolidated Balance Sheet
                                  June 30, 2005
                                   (UNAUDITED)

ASSETS

Current Assets:
    Cash and cash equivalents                                      $    370,298
    Receivables                                                       2,366,284
    Inventory                                                         1,884,531
    Prepaid expenses                                                     60,214
--------------------------------------------------------------------------------
                                                                      4,681,327
--------------------------------------------------------------------------------

Property, plant and equipment, net of accumulated
  amortization of $1,324,384                                            453,134
Due from related parties                                                985,885
Notes receivable (Note 12)                                              532,999
Investments (Note 4)                                                     89,792
Intangible assets (Note 5)                                            1,338,655
Goodwill (Note 5)                                                     4,536,741

--------------------------------------------------------------------------------
TOTAL ASSETS                                                       $ 12,618,533
--------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
    Bank indebtedness (Note 6)                                     $    398,525
    Accounts payable and accrued liabilities                          4,054,751
    Customer deposits                                                    11,794
    Current portion of shareholder loans (Note 11)                      142,227
    Current portion of long-term debt (Note 6)                          126,763
--------------------------------------------------------------------------------
Total current liabilities                                             4,734,060

Shareholder loans (Note 11)                                              92,509
Minority interest                                                         1,283
--------------------------------------------------------------------------------
Total liabilities                                                     4,827,852
--------------------------------------------------------------------------------

Stockholders' equity
    Preferred stock, $0.001 par value, 10,000,000 shares
    authorized, No shares issued and outstanding                             --
    Common stock, $.001 par value, 100,000,000 shares authorized,
    28,431,046 shares issued and outstanding at June 30, 2005            28,431
    Additional paid-in capital                                        9,416,626
    Accumulated deficit                                              (1,802,587)
    Accumulated other comprehensive income                              148,211
--------------------------------------------------------------------------------
Total stockholders' equity                                            7,790,681
================================================================================
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                         $ 12,618,533
================================================================================

                 See accompanying notes to financial statements.

                        Wireless Age Communications, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
                                   (UNAUDITED)

                                                                  Three Months Ended                 Six Months Ended
                                                                        June 30,                         June 30,
                                                                 2005             2004             2005             2004
                                                                 ----             ----             ----             ----
Sales - product                                              $  5,450,315     $  2,960,894     $  8,665,030     $  5,337,962
Commission and residual revenue                                   915,539          631,622        1,692,383        1,211,416
----------------------------------------------------------------------------------------------------------------------------
Total sales                                                     6,365,854        3,592,516       10,357,413        6,549,378

Cost of goods sold - product                                    4,259,313        2,401,498        6,792,169        4,369,675
----------------------------------------------------------------------------------------------------------------------------
Gross profit                                                    2,106,541        1,191,018        3,565,244        2,179,703

Selling and administrative expenses                             1,688,040        1,223,490        2,930,198        2,340,309
Amortization                                                       64,555           58,889          124,662          114,600
----------------------------------------------------------------------------------------------------------------------------

Earnings (loss) from operations                                   353,946          (91,361)         510,384         (275,206)

Other (income) expenses
    Interest                                                        5,838           28,631            7,576           57,759
    Gain on disposal of marketable securities                     (35,853)        (241,749)         (35,853)        (275,594)
    Non-operating interest expense, net (Note 7)                       --           28,139               --          107,770
    Foreign exchange loss (gain)                                   10,368            1,984           16,669             (369)
    Share of loss of equity accounted investment (Note 4)          32,616               --           73,671               --
    Non-controlling interest                                           --               --               --            1,535
----------------------------------------------------------------------------------------------------------------------------
                                                                   12,969         (182,995)          62,063         (108,899)
----------------------------------------------------------------------------------------------------------------------------

Net income (loss)                                            $    340,977     $     91,634     $    448,321     $   (166,307)
============================================================================================================================

Basic earnings (loss) per share of common stock:
Weighted average number of common shares outstanding           28,394,782       21,090,771       26,930,029       20,852,229
    Basic earnings (loss) per share                          $      0.012     $      0.004     $      0.017     $     (0.008)
Diluted earnings (loss) per share of common stock:
Weighted average number of common shares outstanding           28,578,115       21,274,104       27,113,362               --
    Diluted earnings per share                               $      0.012     $      0.004     $      0.017               --

                                                            Comprehensive Income (Loss)
Net income (loss)                                            $    340,977     $     91,634     $    448,321     $   (166,307)
Other comprehensive income (loss):
Unrealized holding loss on marketable securities                  (70,402)              --               --               --
Foreign exchange translation gain (loss)                            3,566           (2,239)          11,074           (7,327)
----------------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                                  $    274,141     $     89,395     $    459,395     $   (173,634)
============================================================================================================================

                 See accompanying notes to financial statements.

                        Wireless Age Communications, Inc.
            Condensed Consolidated Statements of Stockholders' Equity
                                   (UNAUDITED)

                               Common Stock
                        ---------------------------
                                                                                              Accumulated
                                                      Common      Additional                     Other           Total
                                                       Stock       Paid-in     Accumulated   Comprehensive   Stockholders'
                          Shares          Amount    Subscribed     Capital       Deficit         Income          Equity
                        --------------------------------------------------------------------------------------------------
Balance, December 31,    19,574,104   $     19,574           --    4,741,850     (207,536)       94,720         4,648,608
 2003

Issuance of common
stock for retraction
of preferred stock of
wholly owned
subsidiary                1,000,000          1,000           --       (1,000)          --            --                --

Issuance of common
 stock to acquire
 investments                412,500            412           --      549,588           --            --           550,000

Adjustment arising
 from common stock
 issued for
 consulting services
 provided                        --             --      125,625           --           --            --           125,625

Adjustment arising
 from warrants issued
 for consulting
 services provided               --             --           --        2,538           --            --             2,538

Adjustment arising
 from the disposal of
 marketable securities           --             --           --           --           --       (24,244)          (24,244)

Adjustment arising
 from foreign
 exchange translation
 loss                            --             --           --           --           --        (5,088)           (5,088)

Net income (loss) for
 the three month
 period ended March
 31, 2004                        --             --           --           --     (257,941)           --          (257,941)
                        --------------------------------------------------------------------------------------------------

Balance, March 31,
 2004                    20,986,604   $     20,986      125,625    5,292,976     (465,477)       65,388         5,039,498
                        --------------------------------------------------------------------------------------------------

Adjustment arising
 from the issuance of
 common stock for
 consulting services
 provided                   125,000            125    (125,625)      125,500           --            --                --

Adjustment arising
 from foreign
 exchange translation
 loss                            --             --           --           --           --        (2,239)           (2,239)

Net income (loss) for
 the three month
 period ended June
 30, 2004                        --             --           --           --       91,634            --            91,634

                        --------------------------------------------------------------------------------------------------
Balance, June 30, 2004   21,111,604   $     21,111            -    5,418,476     (373,843)       63,149         5,128,893
                        --------------------------------------------------------------------------------------------------

                 See accompanying notes to financial statements.

                        Wireless Age Communications, Inc.
            Condensed Consolidated Statements of Stockholders' Equity
                                   (UNAUDITED)

                               Common Stock
                        ---------------------------
                                                                                              Accumulated
                                                      Common      Additional                     Other           Total
                                                       Stock       Paid-in     Accumulated   Comprehensive   Stockholders'
                          Shares          Amount    Subscribed     Capital       Deficit         Income          Equity
                        --------------------------------------------------------------------------------------------------
Balance, December 31,    23,544,846   $     23,545           --    7,545,611   (2,250,908)      137,137         5,455,385
 2004

Issuance of common
stock to acquire
investments                 225,000            225           --      158,513           --            --           158,738

Issuance of common
stock to acquire
additional interest
in majority owned
subsidiary                   61,200             61           --       41,827           --            --            41,888

Issuance of common
stock under earnout
arrangement                  50,000             50           --       25,875           --            --            25,925

Issuance of common
stock to acquire
wholly owned
subsidiary                4,500,000          4,500           --    1,623,600           --            --         1,628,100

Adjustment arising
 from foreign
 exchange translation
 gain                            --             --           --           --           --         7,508             7,508

Adjustment arising
 from unrealized
 holding gain on
 marketable securities           --             --           --           --           --        70,402            70,402

Net income for the
 three month period
 ended March 31, 2005            --             --           --           --      107,344            --           107,344
                        --------------------------------------------------------------------------------------------------

Balance, March 31,
 2005                    28,381,046   $     28,381           --    9,395,426   (2,143,564)      215,047         7,495,290
                        --------------------------------------------------------------------------------------------------

Issuance of common
stock under earnout
arrangement                  50,000             50           --       21,200           --            --            21,250

Adjustment arising
 from unrealized
 holding loss on
 marketable securities           --             --           --           --           --       (70,402)          (70,402)

Adjustment arising
 from foreign
 exchange translation
 gain                            --             --           --           --           --         3,566             3,566

Net income for the
 three month period
 ended June 30, 2005             --             --           --           --      340,977            --           340,977
                        --------------------------------------------------------------------------------------------------

Balance, June 30, 2005   28,431,046   $     28,431           --    9,416,626   (1,802,587)      148,211         7,790,681
                        ==================================================================================================


                 See accompanying notes to financial statements.

                        Wireless Age Communications, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (UNAUDITED)

                                                                      Six Months Ended
                                                                          June 30,

                                                                    2005             2004
---------------------------------------------------------------------------------------------
Net cash provided by (used in) operations
    Net income (loss)                                           $    448,321     $   (166,307)
    Adjustments to reconcile net income (loss)
      to net cash provided by (used in) operating activities:
         Amortization                                                124,662          114,600
         Foreign exchange (gain) loss                                 16,669             (369)
         Share of loss of equity investment                           73,671               --
         Gain on disposal of marketable securities                   (35,853)        (275,594)
         Minority interest share of income                                --            1.535
     Changes in operating assets and liabilities:
         Accounts receivable                                         424,375           21,073
         Inventory                                                   118,145           26,973
         Prepaid expenses                                             64,781           13,849
         Accounts payable and accrued liabilities                 (1,231,057)          28,249
         Customer deposits                                            (2,137)           6,895
         Note receivable                                            (338,869)              --
---------------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities                 (337,292)        (229,096)
---------------------------------------------------------------------------------------------
Cash flows from investing activities:
     Proceeds on disposal of marketable securities                   201,198          457,640
     Purchase of marketable securities                              (165,344)              --
     Due from/to related parties                                    (512,789)        (294,128)
     Acquisition of additional  portion of minority interest        (100,000)              --
     Additions to property, plant and equipment                      (20,306)         (84,799)
---------------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities:                (597,241)          78,716
---------------------------------------------------------------------------------------------
Cash flows from financing activities:
     Increase (decrease) in bank indebtedness                        398,525           32,653
     Increase (decrease) in shareholder loans                        (33,534)              --
     Increase (decrease) in long-term debt                          (116,330)         117,730
---------------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities:                 248,661          150,383
---------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------
Decrease in cash from business activities:                          (685,872)              --
---------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------
Cash and cash equivalents acquired on acquisition                    256,050               --
---------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------
Increase (decrease) in cash                                         (429,822)              --
---------------------------------------------------------------------------------------------
Cash,  beginning of period                                           800,120               --
---------------------------------------------------------------------------------------------
Cash,  end of period                                            $    370,298     $         --
---------------------------------------------------------------------------------------------

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

      This investment is recorded using the equity method so the account was adjusted during the period as follows:

      Balance at Dec 31, 2004                                  $    4,725
      Additional investment in Midland                            158,738
      Share of loss of Midland                                    (73,671)
                                                               ----------
                                                               $   89,792
                                                               ==========

Note 5 - Intangible Assets & Goodwill

Intangible assets

                                                ----------------------------------------
                                                  Gross
                                                 Carrying    Accumulated
     As of June 30, 2005                          Amount     Amortization        Net
                                                ----------    ----------     ----------
      Amortized intangible assets:
      Retail segment:
         Residual premiums                      $  840,450    $ (692,967)    $  147,483
         MTS agency fee                            261,139      (129,754)       131,385
                                                ----------    ----------     ----------

      Total retail segment                       1,101,589      (822,721)       278,868
      Wholesale segment:
         Distribution rights                        16,322        (2,035)        14,287
                                                ----------    ----------     ----------
      Total wholesale segment                       16,322        (2,035)        14,287
                                                ----------    ----------     ----------
      Total amortized intangible assets          1,117,911      (824,756)       293,155
                                                ==========    ==========     ==========

      Unamortized intangible assets:
      Wholesale segment:
         Landmobile radio distribution and         284,500
      supply agreement
         Prepaid card distribution agreement       761,000
                                                ----------

      Total unamortized wholesale segment
      intangible assets                         $1,045,500
                                                ==========

Aggregate amortization expense for the three month period ended June 30, 2005:
$38,852.

Estimated amortization expense:

         For the year ended December 31, 2006                 $  95,755
         For the year ended December 31, 2007                 $  78,971
         For the year ended December 31, 2008                 $  30,061
         For the year ended December 31, 2009                 $  30,061
         For the year ended December 31, 2010                 $  10,399

Goodwill

The changes in the carrying amount of goodwill for the three month period ended June 30, 2005, are as follows:

                                         Retail      Wholesale
                                         Segment      Segment         Total
                                         -------      -------         -----

      Balance as of January 1, 2005    $  123,053    $3,022,366    $3,145,419
      Goodwill acquired                   117,973     1,273,349     1,391,322
      Impairment losses                        --            --            --
                                       ----------    ----------    ----------
      Balance as of June 30, 2005      $  241,026    $4,295,715    $4,536,741
                                       ==========    ==========    ==========

The Retail and Wholesale segments are tested for impairment in the fourth quarter during the annual budgeting and forecasting process. The fair values of both reporting units are estimated using the expected present value of future cash flows.

Note 6 - Bank Indebtedness and Long-term Debt

Bank indebtedness

The Company has a line of credit of $620,000 (CAD$750,000) with a registered Canadian bank (Bank of Nova Scotia), secured by the accounts receivable and inventory of which $175,453 (CAD$215,000) was drawn as of June 30, 2005. At June 30, 2005 the bank indebtedness consisted of :

      Bank overdraft                         $  223,072
      Line of credit                            175,453
                                             ----------
                                             $  398,525
                                             ==========
Long-term debt

      Agency fee repayable in semi-annual payments of $25,600    $   28,443
      (CDN$32,000) (principal CDN$34,854) including interest at 4.4% per annum, unsecured

      Note payable, secured by common shares of Wireless
      Canada, repayable in one instalment payment of $59,976
      (CDN$80,000) on April 30, 2004 and the balance in
      monthly instalment payments of $8,430 (CDN$11,244)
      commencing June 1, 2004 including interest at 6% per
       annum (principal CDN$244,123)                                 98,320
                                                                 ----------
                                                                    126,763
      Less: current portion:                                       (126,763)
                                                                 ----------
                                                                 $       --
                                                                 ==========

Note 7 - Non-Operating Interest Expense, Net

                                            -----------------------------------------------------------
                                           Three months    Three months         Six             Six
                                               ended          ended         months ended   months ended
                                              June 30,       June 30,         June 30,        June 30,
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

The business combination is accounted for using the purchase method. The fair value of the assets and liabilities acquired are as follows:

      Current assets                                            2,430,446
      Property, plant and equipment                               108,357
      Intangible assets and goodwill                            1,226,174
      Current liabilities                                      (2,136,877)
                                                             ------------
      Net assets acquired at fair values                        1,628,100
                                                             ============

      Total consideration:
      4,500,000 common shares of the Company                    1,628,100
                                                             ============

The excess of purchase price over net assets acquired has been allocated to goodwill.

Note 9 - Proforma Information

The following pro forma financial information is prepared assuming that the mmwave Technologies Inc. acquisition occurred at the beginning of the reported period.

                                                 Six Months Ended
                                                  June 30, 2005

                             Wireless Age           mmwave
                            (as reported)*      (Jan 1 - Mar 3)          Pro Forma
                           -------------------------------------------------------------
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

* results include four months operations of mmwave (Mar 4 - Jun 30)

                                                 Six Months Ended
                                                   June 30, 2004

                             Wireless Age           Mmwave
                             (as reported)     (Jan 1 - Jun 30)          Pro Forma
                            ------------------------------------------------------------
Revenue                           6,549,378              3,504,486           10,053,864

Net income (loss)                 (164,772)               (12,801)            (177,573)

Weighted average
 number of shares
 Outstanding                     20,852,229              4,500,000           25,352,229

(Loss)
 per share                          (0.008)                                     (0.007)

Note 10 - Segmented Information

                                                                       6 Months         6 Months
                                                                       June 30           June 30
                                                                         2005             2004
      Revenues
        Retail - Sale of tangible products                           $  3,402,831     $  2,575,235
        Retail - Commission and residual revenue                        1,400,115        1,153,786
                                                                     ------------     ------------
                                                                        4,802,946        3,729,021
                                                                     ------------     ------------
        Wholesale - sale of tangible products                           5,262,199        2,762,727
        Wholesale - Commission and residual revenue                       292,268           57,630
                                                                     ------------     ------------
                                                                        5,554,467        2,820,857
                                                                     ------------     ------------
      Consolidated revenues                                          $ 10,357,413     $  6,549,378
                                                                     ------------     ------------

      Profit (loss)
        Retail                                                       $    473,504     $     (1,726)
        Wholesale                                                         351,198           39,191
      Unallocated amounts:
        Corporate costs (including related party management fees)        (376,381)        (203,772)
                                                                     ------------     ------------
      Consolidated income (loss)                                     $    448,321     $   (166,307)
                                                                     ------------     ------------

      Assets
        Retail                                                       $  2,068,192     $  2,575,761
        Intangible assets and goodwill - retail                           519,893          358,407
                                                                     ------------     ------------
                                                                        2,588,085        2,934,168
                                                                     ------------     ------------
        Wholesale                                                       3,627,509          593,311
        Intangible assets and goodwill - wholesale                      5,355,502        4,389,378
                                                                     ------------     ------------
                                                                        8,983,015        4,982,669
                                                                     ------------     ------------
        Unallocated corporate assets                                    1,047,433        2,709,489
                                                                     ------------     ------------
      Consolidated assets                                            $ 12,618,533     $ 10,626,346
                                                                     ------------     ------------

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

The details of the due to shareholders are as follows:

      Due to former shareholders of mmwave    $    215,854
      Due to former shareholders of WACL            18,882
                                              ------------
                                                   234,736
      Current portion                             (142,227)
                                              ------------
      Long-term portion                       $     92,509
                                              ============

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

      Sales of the retail segment during the three month period ended June 30, 2005 and 2004 can be broken down into the following subcategories:

                                                      2005          2004
                                                   ----------    ----------
      Cellular hardware, radios and accessories    $1,955,722    $1,398,524
      Commission and residual revenue                 739,318       615,365
      Equipment rental                                 89,320        62,464
                                                   ----------    ----------
                                                   $2,784,360    $2,076,353
                                                   ==========    ==========

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

                                                       2005          2004
                                                    ----------    ----------
      Wireless hardware, radios, accessories and
      prepaid cards                                 $3,205,838    $1,499,509
      Commission and residual revenue                  176,221        16,654
      Engineering services                             199,435            --
                                                    ----------    ----------
                                                    $3,581,494    $1,516,163
                                                    ==========    ==========

      Gross profit during the three month period ended June 30, 2005 was $2,106,541 up from $1,191,018 during the second quarter of fiscal 2004. Gross profit as a percentage of total revenue was 33.1% during the three month period ended June 30, 2005, compared to 33.2% in the second quarter of fiscal 2004. Gross profit as a percentage of sales basis has remained constant due to the acquisition of mmwave which traditionally operates at similar gross profit level to the Company's existing businesses.

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

                                             2005          2004
                                          ----------    ----------
      Accounting and legal                $   84,475    $   97,774
      Advertising and promotion               88,359        74,601
      Bad debts                                  215        10,622
      Insurance, licenses and taxes           27,182        18,921
      Management fees                         62,108       119,987
      Office and general                      90,978        56,849
      Professional and consulting fees        66,723        22,675
      Rent                                   130,647        88,347
      Repairs and maintenance                  2,746         2,827
      Telephone and utilities                 47,281        28,630
      Travel and automobile                  148,102        86,160
      Wages and benefits                     939,224       616,097
                                          ----------    ----------
                                          $1,688,040    $1,223,490
                                          ==========    ==========

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

      Other expenses totaled $12,969 during the three month period ended June 30, 2005 compared to other income of $182,995 in the comparative period of the prior year. The current quarter's other expenses consisted of interest expense of $5,838, a foreign exchange loss of $10,368 arising from translation of Canadian dollar denominated liabilities translated to the home currency in a period of declining home currency values, a gain on disposal of marketable securities of $35,853 and the Company's share of loss of an equity accounted investment of $32,616. Other income during the three month period ended June 30, 2004 included interest expense of $28,631, a foreign exchange translation loss of $1,984, a gain on disposal of marketable securities of $241,749 and by non-operating interest expense of $28,139.

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

      Sales of the retail segment during the six month period ended June 30, 2005 and 2004 can be broken down into the following subcategories:

                                                      2005          2004
                                                   ----------    ----------
      Cellular hardware, radios and accessories    $3,258,298    $2,483,622
      Commission and residual revenue               1,400,115     1,153,786
      Equipment rental                                144,533        91,613
                                                   ----------    ----------
                                                   $4,802,946    $3,729,021
                                                   ==========    ==========

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

                                                          2005          2004
                                                    ----------    ----------
      Wireless hardware, radios, accessories and $5,030,928 $2,762,727 prepaid cards
      Commission and residual revenue                  292,268        57,630
      Engineering services                             231,271            --
                                                    ----------    ----------
                                                    $5,554,467    $2,820,357
                                                    ==========    ==========

      Gross profit during the six month period ended June 30, 2005 was $3,565,244 up from $2,179,703 during the same period of 2004. Gross profit relating to sale of products as a percentage of total revenue was 34.4% during the six month period ended June 30, 2005, compared to 33.3% in the same period of fiscal 2004. Gross profit as a percentage of sales basis has increased due to the acquisition of mmwave which traditionally operates at similar gross profit levels to the Company's existing businesses.

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

                                              2005             2004
                                          ------------     ------------
      Accounting and legal                $    129,181     $    151,136
      Advertising and promotion                120,856          128,113
      Bad debts                                 (2,741)          13,983
      Corporate fees                            45,200           10,000
      Insurance, licenses and taxes             44,657           29,554
      Management fees                          128,212          249,981
      Office and general                       169,012          112,022
      Professional and consulting fees         102,040          164,023
      Rent                                     240,876          172,891
      Repairs and maintenance                   10,099            9,416
      Telephone and utilities                   90,972           59,103
      Travel and automobile                    214,180          166,146
      Wages and benefits                     1,637,654        1,073,941
                                          ------------     ------------
                                          $  2,930,198     $  2,340,309
                                          ============     ============

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

      Management fees during the six month period ended June 30, 2005 were $128,212 compared to $249,981 for the same period ended June 30, 3004. Management fees for the current period resulted because the Company paid $248,212 to a related party for corporate executive management services and the Company received management fee revenue of $120,000 from a company under a management services agreement.

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

      Other expenses totaled $62,063 during the six month period ended June 30, 2005 compared to other income of $108,899 in the comparative period for 2004. The current period's other expenses consisted of interest expense of $7,576, a foreign exchange loss of $16,669 arising from translation of Canadian dollar denominated liabilities translated to the home currency in a period of declining home currency values, a gain on disposal of marketable securities of $35,853 and the Company's share of loss from an equity accounted investment of $73,671. Other income during the six month period ended June 30, 2004 included interest expense of $57,759, a foreign exchange translation gains of $369, a gain on disposal of marketable securities of $275,594, non-operating interest expense of $107,770 and the change in non-controlling interest of $1,535.

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

Financial Condition

      Total assets increased from $11,885,727 at March 31, 2005 to $12,618,533 at June 30, 2005. The increase is the result of an decrease of approximately $116,000 in current assets and an increase of approximately $849,000 in non-current assets.

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

      Due from related party amounts increased from $273,097 at the beginning of the quarter to $985,885 at the end. This increase is the result of a reclassification of the shareholder loans of $249,912 to liabilities and the remainder of the increase was additional advances to Midland International Corporation (see Investments footnote) and the normal fluctuations between other related party entities.

      Long-term investment in Midland International Corporation decreased from $122,408 at March 31, 2005 to $89,792 at June 30, 2005 due to the equity accounting of the Company's interest in the Midland loss during the quarter.

      Intangible assets decreased from $1,363,866 at March 31, 2005 to $1,338,655 at June 30, 2005 due to the amortization of the residual premiums and agency fee.

      Goodwill increased from $4,430,461 at March 31, 2005 to $4,536,741 at June 30, 2005 mainly due to the acquisition of an additional 3.5% of the minority interest in Wireless Age Communications Ltd. and additional consideration paid under an earnout arrangement with the acquisition of Prime Battery Products Limited.

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

      Stockholders' equity increased from $7,495,290 at March 31, 2005 to $7,790,681 during the current quarter. The increase is the result of:

      1.    The earnings of $340,977 during the period.

      2. 50,000 shares valued at $21,250 issued to under an earnout arrangement with the Prime Battery Products Limited acquisition.

      3. A $70,402 reduction in accumulated other comprehensive income associated with the disposal of the Company's investment in RELM warrants during the quarter.

      4. A foreign exchange gain of $3,566 recorded in accumulated other comprehensive income.

Liquidity and Capital Resources

      As at June 30, 2005, the Company had current assets of $4,681,327 and current liabilities of $4,734,060, indicating working capital of $52,733 down from $441,904 at the beginning of the quarter. The Company's working capital ratio decreased from 1.10 at the beginning of the period to 1.01 at the end. The Company's leverage ratio (defined as total liabilities divided by stockholders' equity) increased from 0.60 at the beginning of the period to 0.64 at the end.

      For the six month period ended June 30, 2005, cash used in operating activities amounted to $337,292 primarily as a result of net income adjusted for non cash items and various changes in operating assets and liabilities. Cash used in investing activities during the six month period ended June 30, 2005 amounted to $597,241. Cash provided by financing activities during the six month period ended June 30, 2005 amounted to $248,661. In addition the Company acquired $256,050 during the acquisition of mmwave. The accumulation of all these changes resulted in a net decrease in cash of $429,822 for the six month period ended June 30, 2005.

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

During the quarter ended June 30, 2005, there were no changes in our internal controls over Financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

      During June 2005, the Company issued 50,000 shares of its common stock, valued at $21,250 to Phantom Fiber Corporation pursuant to an earnout provision contained in a Purchase and Sale Agreement in connection with the acquisition of Prime Battery Products Limited. The issuance of the foregoing securities by the Company was a private transaction made in reliance on Section 4(2) of the Securities Act of 1933, as amended.

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

                                        Wireless Age Communications, Inc.
                                                    Registrant

Dated:  November 14, 2005               By: /s/ Brad Poulos
                                            -------------------------------
                                                      Name:  Brad Poulos
                                                      Title: CEO/Director

Dated:  November 14, 2005               By: /s/ Gary N. Hokkanen
                                            -------------------------------
                                                      Name:  Gary N. Hokkanen
                                                      Title: CFO