Form 10QSB
period 2005-09-30
WIRELESS AGE COMMUNICATIONS INC
filed 2005-11-14
CIK 1130131

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

                For the Quarterly Period Ended September 30, 2005

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

        For the transition period from ______________ to ________________

                        Commission file number 001-31338

                        Wireless Age Communications, Inc.
        -----------------------------------------------------------------
        (Exact Name of Small Business Issuer as Specified in Its Charter)

           Nevada                                            98-0336674
 ----------------------------                             ---------------------
 (State or Other Jurisdiction                              (I.R.S. Employer
      of Incorporation)                                    Identification No.)

                            6200 Tomken Road, Unit A
                      Mississauga, Ontario, L5T 1X7, Canada
                    ----------------------------------------
                    (Address of Principal Executive Offices)

                                 (905) 696-2850
                           ---------------------------
                           (Issuer's Telephone Number)

                                765 15th Sideroad
                  ---------------------------------------------
                       King City, Ontario, L7B 1K5, Canada
                  (Former address if changed since last report)

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

The number of shares of common stock outstanding as of November 4, 2005:
29,121,046

Transitional Small Business Disclosure format (Check one):    Yes |_| No |X|

================================================================================

                        Wireless Age Communications, Inc.

                                      INDEX

PART I    Financial Information

Item 1.   Condensed Financial Statements (unaudited)
                 Condensed Consolidated Balance Sheet.............................................   3
                 Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)..   4
                 Condensed Consolidated Statements of Stockholders' Equity........................   5
                 Condensed Consolidated Statements of Cash Flows..................................   9
                 Notes to Condensed Consolidated Financial Statements.............................   8

Item 2.   Management's Discussion and Analysis....................................................  20

Item 3.   Controls and Procedures.................................................................  31

PART II.  Other Information

Item 1.   Legal Proceedings.......................................................................  32

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.............................  32

Item 3.   Defaults Upon Senior Securities.........................................................  32

Item 4.   Submission of Matters to a Vote of Security Holders.....................................  32

Item 5.   Other Information.......................................................................  32

Item 6.   Exhibits and Reports on Form 8-K........................................................  32
                    A)  Exhibit Schedule
                    B) Reports Filed on Form 8-K

Signatures......................................................................................... 34

                          PART I. Financial Information

Item 1.  Condensed Financial Statements

                       Wireless Age Communications, Inc.
                      Condensed Consolidated Balance Sheet
                               September 30, 2005
                                  (UNAUDITED)

ASSETS

Current Assets:
   Cash and cash equivalents                                              $    321,973
    Receivables                                                              2,742,063
    Inventory                                                                1,874,105
    Prepaid expenses                                                           155,096
---------------------------------------------------------------------------------------
                                                                             5,093,237
---------------------------------------------------------------------------------------

Property, plant and equipment, net of accumulated
    amortization of $1,489,846                                                 821,742
Due from related parties (Note 11)                                           1,053,247
Investments (Note 4)                                                            74,682
Intangible assets (Note 5)                                                   1,323,319
Goodwill (Note 5)                                                            5,519,253
---------------------------------------------------------------------------------------
TOTAL ASSETS                                                              $ 13,885,480
---------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:
     Bank indebtedness (Note 6)                                           $    639,703
   Accounts payable and accrued liabilities                                  4,588,240
     Customer deposits                                                          14,790
     Deferred income                                                            47,252
     Current portion of shareholder loans (Note 12)                            114,865
     Current portion of long-term debt (Note 6)                                 76,028
---------------------------------------------------------------------------------------
Total current liabilities                                                    5,480,878

Shareholder loans (Note 12)                                                     83,569
Non-controlling interest                                                         1,283
---------------------------------------------------------------------------------------
Total liabilities                                                            5,565,730
---------------------------------------------------------------------------------------

Stockholders' equity
   Preferred stock,  $0.001 par value, 10,000,000 shares authorized, No
   shares issued and outstanding                                                    --
   Common  stock, $.001 par value, 100,000,000 shares authorized,
   28,971,046 shares issued and outstanding at September 30, 2005               28,971
   Additional paid-in capital                                                9,631,816
   Accumulated deficit                                                      (1,531,156)
   Accumulated other comprehensive income                                      190,119
---------------------------------------------------------------------------------------
Total stockholders' equity                                                   8,319,750
=======================================================================================
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 13,885,480
=======================================================================================

                 See accompanying notes to financial statements.

                           Wireless Age Communications, Inc.
                  Condensed Consolidated Statements of Operations and
                              Comprehensive Income (Loss)
                                      (UNAUDITED)

                                                            Three Months Ended              Nine Months Ended
                                                               September 30,                   September 30,
                                                           2005            2004           2005            2004
                                                       ------------    ------------   ------------    ------------
Sales - product                                        $  5,773,608    $  3,172,120   $ 14,438,638    $  8,510,081
Commission and residual revenue                           1,053,400         712,017      2,745,783       1,923,434
-------------------------------------------------------------------------------------------------------------------
Total sales                                               6,827,008       3,884,137     17,184,421      10,433,515

Cost of goods sold - product                              4,480,113       2,559,389     11,272,282       6,929,064
-------------------------------------------------------------------------------------------------------------------
Gross profit                                              2,346,895       1,324,748      5,912,139       3,504,451

Selling and administrative expenses                       1,956,264       1,208,962      4,886,462       3,549,271
Amortization                                                 97,194          60,010        221,856         174,610
-------------------------------------------------------------------------------------------------------------------

Earnings (loss) from operations                             293,437          55,776        803,821        (219,430)

Other (income) expenses
      Interest                                                1,171          18,230          8,747          75,989
    Gain on disposal of marketable securities                    --              --        (35,853)       (275,594)
    Non-operating interest expense, net (Note 7)                 --          28,650             --         136,420
    Foreign exchange loss (gain)                            (14,275)          2,532          2,394           2,163
    Share of loss of equity accounted investment             35,110              --        108,781              --
    (Note 4)
    Minority interest                                            --              --             --           1,535
    Other expense                                                --           1,932             --           1,932
-------------------------------------------------------------------------------------------------------------------
                                                             22,006          51,344         84,069         (57,555)
-------------------------------------------------------------------------------------------------------------------

Net income (loss)                                      $    271,431    $      4,432   $    719,752    $   (161,875)
===================================================================================================================

Basic earnings (loss) per share of common stock:
Weighted average number of common shares outstanding     28,739,089      22,341,240     27,577,883      21,348,566
      Basic earnings (loss) per share                  $      0.009    $      0.000   $      0.026    $     (0.008)
Diluted earnings (loss) per share of common stock:
Weighted average number of common shares outstanding     28,889,089      22,524,573     27,727,883              --
      Diluted earnings per share                       $      0.009    $      0.000   $      0.026              --

Comprehensive Income (Loss)
Net income (loss)                                      $    271,431    $      4,432   $    719,752    $   (161,875)
Other comprehensive income (loss):
Foreign exchange translation gain (loss)                     41,908          45,143         52,982          13,572
-------------------------------------------------------------------------------------------------------------------
Comprehensive income (loss)                            $    313,339    $     49,575   $    772,734    $   (148,303)
===================================================================================================================

                 See accompanying notes to financial statements.

                        Wireless Age Communications, Inc.
            Condensed Consolidated Statements of Stockholders' Equity
                                   (UNAUDITED)

                                                                                             Accumulated
                              Common Stock            Common      Additional                    Other        Total
                       ---------------------------    Stock       Paid-in      Accumulated   Comprehensive Stockholders'
                         Shares          Amount    Subscribed     Capital       Deficit         Income        Equity
                         ----------   ----------   ----------    ----------    ----------    ----------    ----------
Balance, December 31,    19,574,104   $   19,574           --     4,741,850      (207,536)       94,720     4,648,608
2003

Issuance of common
stock for retraction
of preferred stock of
wholly owned
subsidiary                1,000,000        1,000           --        (1,000)           --            --            --

Issuance of common
 stock to acquire
 investments                412,500          412           --       549,588            --            --       550,000

Adjustment arising
 from common stock
 issued for
 consulting services
 provided                        --           --      125,625            --            --            --       125,625

Adjustment arising
 from warrants issued
 for consulting
 services provided               --           --           --         2,538            --            --         2,538

Adjustment arising
 from the disposal of
 marketable securities           --           --           --            --            --       (24,244)      (24,244)

Adjustment arising
 from foreign
 exchange translation
 loss                            --           --           --            --            --        (5,088)       (5,088)

Net income (loss) for
 the three month
 period ended March
 31, 2004                        --           --           --            --      (257,941)           --      (257,941)
----------------------------------------------------------------------------------------------------------------------

Balance, March 31,
2004                     20,986,604   $   20,986      125,625     5,292,976      (465,477)       65,388     5,039,498
----------------------------------------------------------------------------------------------------------------------

Adjustment arising
 from the issuance of
 common stock for
 consulting services
 provided                   125,000          125     (125,625)      125,500            --            --            --

Adjustment arising
 from foreign
 exchange translation
 loss                            --           --           --            --            --        (2,239)       (2,239)

Net income (loss) for
 the three month
 period ended June
 30, 2004                        --           --           --            --        91,634            --        91,634
----------------------------------------------------------------------------------------------------------------------
Balance, June 30, 2004   21,111,604   $   21,111           --     5,418,476      (373,843)       63,149     5,128,893
----------------------------------------------------------------------------------------------------------------------

Issuance of common
 stock for acquisition    1,325,000        1,325           --     1,134,995            --            --     1,136,320

Issuance of common
 stock in repayment
 of shareholder loans       150,563          151           --       184,818            --            --       184,969

Common stock
 subscribed in
 connection with
 acquisition                     --           --      624,750            --            --            --       624,750

Common stock
 subscribed in
 connection with
 consulting services
 provided                        --           --       12,163            --            --            --        12,163

Common stock
 subscribed in
 connection with
 acquisition of
 additional shares of
 subsidiary                      --           --      138,574            --            --            --       138,574

Adjustment arising
 from foreign
 exchange translation
 gain                            --           --           --            --            --        45,143        45,143

Net income (loss) for
 the three month
 period ended
 September 30, 2004              --           --           --            --         4,432            --         4,432
----------------------------------------------------------------------------------------------------------------------
Balance, September
 30, 2004                22,587,167   $   22,587      775,487     6,738,289      (369,411)      108,292     7,275,244
----------------------------------------------------------------------------------------------------------------------

                                    See accompanying notes to financial statements.

                        Wireless Age Communications, Inc.
            Condensed Consolidated Statements of Stockholders' Equity
                                   (UNAUDITED)

                                                                                                        Accumulated
                                        Common Stock           Common      Additional                     Other          Total
                                 --------------------------    Stock        Paid-in      Accumulated    Comprehensive  Stockholders'
                                   Shares        Amount      Subscribed     Capital       Deficit        Income          Equity
                                 -----------   -----------   -----------   -----------   -----------    -----------    -----------
Balance, December 31, 2004        23,544,846   $    23,545            --     7,545,611    (2,250,908)       137,137      5,455,385


Issuance of common
stock to acquire
investments                          225,000           225            --       158,513            --             --        158,738

Issuance of common
stock to acquire
additional interest
in majority owned
subsidiary                            61,200            61            --        41,827            --             --         41,888

Issuance of common
stock under earnout
arrangement                           50,000            50            --        25,875            --             --         25,925

Issuance of common
stock to acquire
wholly owned
subsidiary                         4,500,000         4,500            --     1,623,600            --             --      1,628,100

Adjustment arising
 from foreign
 exchange translation
 gain                                     --            --            --            --            --          7,508          7,508

Adjustment arising
 from unrealized
 holding gain on
 marketable securities                    --            --            --            --            --         70,402         70,402

Net income for the
 three month period
 ended March 31, 2005                     --            --            --            --       107,344             --        107,344
-----------------------------------------------------------------------------------------------------------------------------------

Balance, March 31, 2005           28,381,046   $    28,381            --     9,395,426    (2,143,564)       215,047      7,495,290
-----------------------------------------------------------------------------------------------------------------------------------

Issuance of common
stock under earnout
arrangement                           50,000            50            --        21,200            --             --         21,250

Adjustment arising
 from unrealized
 holding loss on
 marketable securities                    --            --            --            --            --        (70,402)       (70,402)

Adjustment arising
 from foreign
 exchange translation
 gain                                     --            --            --            --            --          3,566          3,566

Net income for the
 three month period
 ended June 30, 2005                      --            --            --            --       340,977             --        340,977
-----------------------------------------------------------------------------------------------------------------------------------

Balance, June 30, 2005            28,431,046   $    28,431            --     9,416,626    (1,802,587)       148,211      7,790,681
-----------------------------------------------------------------------------------------------------------------------------------

Issuance of common
shares to acquire
operating subsidiary                 540,000           540            --       215,190            --             --        215,730

Adjustment arising
 from foreign
 exchange translation
 gain                                     --            --            --            --            --         41,908         41,908

Net income for the
 three month period
 ended September 30,
 2005                                     --            --            --            --       271,431             --        271,431
-----------------------------------------------------------------------------------------------------------------------------------

Balance, September
 30, 2005                         28,971,046   $    28,971            --     9,631,816    (1,531,156)       190,119      8,319,750
===================================================================================================================================

                                          See accompanying notes to financial statements.

                        Wireless Age Communications, Inc.
                 Condensed Consolidated Statements of Cash Flows
                                   (UNAUDITED)

                                                               Nine Months Ended
                                                                 September 30,
                                                             2005           2004
------------------------------------------------------------------------------------
Net cash provided by (used in) operations
    Net income (loss)                                     $   719,752    $  (161,875)
    Adjustments to reconcile net income (loss)
      to net cash provided by (used in) operating
      activities:
         Amortization                                         221,856        174,610
                 Foreign exchange (gain) loss                   2,394          2,163
                 Other expense                                     --          1,932
                 Share of loss of equity investment           108,781             --
                 Gain on disposal of marketable               (35,853)      (275,594)
securities
                 Minority interest share of income                 --          1.535
     Changes in operating assets and liabilities:
                 Accounts receivable                          133,605       (511,010)
                 Inventory                                    147,408        162,394
                 Prepaid expenses                             (30,101)       (14,329)
                 Accounts payable and accrued              (1,116,454)       394,317
         liabilities
                 Customer deposits                            (17,725)         8,694
                 Deferred income                                  859             --
------------------------------------------------------------------------------------
Net cash provided by (used in) operating activities           134,522       (217,163)
------------------------------------------------------------------------------------
Cash flows from investing activities:
          Proceeds on disposal of marketable securities       201,198        457,640
          Purchase of marketable securities                  (185,344)       (39,500)
          Due from/to related parties                        (974,430)      (341,367)
          Acquisition of additional  portion of              (100,000)            --
      minority interest
          Additions to property, plant and equipment         (195,442)      (144,272)
-------------------------------------------------------------------------------------
Net cash provided by (used in) investing activities:       (1,254,018)       (67,499)
-------------------------------------------------------------------------------------
Cash flows from financing activities:
          Increase (decrease) in bank indebtedness            622,200        (64,306)
          Increase (decrease) in shareholder loans            (69,836)            --
          Increase (decrease) in long-term debt              (167,065)       104,036
-------------------------------------------------------------------------------------
Net cash provided by (used in) financing activities:          385,299         39,730
-------------------------------------------------------------------------------------

Decrease in cash from business activities:                   (734,197)      (244,932)
-------------------------------------------------------------------------------------

Cash and cash equivalents acquired on acquisition             256,050        646,934
-------------------------------------------------------------------------------------

Increase (decrease) in cash                                  (478,147)       402,002
-------------------------------------------------------------------------------------

Cash,  beginning of period                                    800,120             --
-------------------------------------------------------------------------------------

Cash,  end of period                                      $   321,973    $   402,002
-------------------------------------------------------------------------------------

Non cash financing activities:
During the nine month period ended September 30, 2005, the Company:
      o     Issued 225,000 shares of its common stock to acquire investments.
      o Issued 61,200 shares of its common stock to acquire additional portion of minority interest in subsidiary.
      o     Issued 100,000 shares under an earnout arrangement.
      o Issued 4,500,000 shares of its common stock to acquire mmwave Technologies Inc.
      o Issued 540,000 shares of its common stock to acquire Knowlton Pass Electronics Inc.
During the nine month period ended September 30, 2004, the Company:
      o Issued 412,500 shares of its common stock to purchase $550,000 in subordinated convertible promissory notes of RELM Wireless Corporation.
      o Acquired 6,000,000 common shares of Phantom Fibre Corporation from a related party by issuing a $180,000 note payable.
      o Acquired intellectual property rights in exchange for inventory valued at $76,260.
      o Issued 125,000 shares of its common stock for consulting services provided, valued at $125,625 of which $106,667 has been amortized.
      o Issued 1,325,000 shares of its common stock to acquire Marlon Distributors Ltd.
      o Issued 150,563 shares of its common stock to repay shareholder loans of $184,969 within Marlon Distributors Ltd.
      o Agreed to issue 700,000 shares of its common stock to acquire Prime Battery Products Ltd.
      o Agreed to issue 18,000 shares of its common stock for consulting services provided having a value of $12,163.
      o Agreed to issue 179,151 shares of its common stock for a minority interest position of approximately 5.7% of its majority owned subsidiary.

                 See accompanying notes to financial statements.

                        Wireless Age Communications, Inc.

              Notes to Condensed Consolidated Financial Statements
                               September 30, 2005
                                   (Unaudited)

Note 1 - Basis of Presentation and nature of operations

      The accompanying condensed unaudited consolidated financial statements of Wireless Age Communications Inc. (the "Company"), have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 2004.

      The Company, through its 99.7% owned subsidiary, Wireless Age Communications Ltd. ("WACL") is in the business of operating retail cellular and telecommunications outlets in cities in western Canada. A wholly owned subsidiary, mmwave Technologies Inc. ("mmwave"), is a distributor, systems integrator and representative of wireless, microwave and fibre optic components, test systems and subsystems. It also provides a range of technical solutions to the Canadian markets primarily in the manufacturing and service provider segments of the communications industry. Another wholly owned subsidiary, Knowlton Pass Electronics Inc. ("Knowlton"), is a network operator providing wireless connectivity solutions to commercial and municipal customers. The Company, through its other wholly owned subsidiaries Wireless Source Distribution Ltd. ("Wireless Source"), Prime Wireless Corporation ("Prime Wireless"), Prime Battery Products Limited ("Prime Battery") and Marlon Distributors Ltd. ("Marlon") is in the business of distributing two-way radio products, prepaid phone cards, wireless accessories and various battery and ancillary electronics products in Canada. WACL was acquired on October 8, 2002, Knowlton was acquired on July 31, 2005, mmwave was acquired on March 4, 2005, Prime Wireless was acquired on March 13, 2003, Wireless Source was acquired on September 19, 2003, Marlon was acquired on July 30, 2004 and Prime Battery was acquired on September 16, 2004.

      The Company was incorporated in the State of Nevada on November 17, 2000 as Lennoc Ventures, Inc. On October 20, 2002, the Company changed its name to Wireless Age Communications, Inc.

Note 2 - Recent developments

Resignation of John G. Simmonds as CEO and Appointment of Bradley J. Poulos

      John G. Simmonds resigned as the Company's CEO, effective as of September 12, 2005. Mr. Simmonds has served as the Company's Chief Executive Officer since March of 2003. Mr. Simmonds will continue to serve as the Chairman and a member of the Company's Board of Directors. Mr. Brad Poulos, the Company's President, will now also serve as Chief Executive Officer. Mr. Poulos served as the President of the Company's subsidiary mmwave Technologies Inc. from 1998 to 2005 and became the Company's President and one of its directors upon the Company's acquisition of mmwave in March of 2005.

Termination of Simmonds Mercantile and Management Inc. Management Services Agreement

      On September 30, 2005, the Company agreed with Simmonds Mercantile and Management Inc. ("SMMI") to terminate the Management Services Agreement between the Company and SMMI.

      On May 1, 2003 the Company entered into a Management Services Agreement with Simmonds Capital Limited for the executive management services of John G. Simmonds, as CEO, Carrie J. Weiler, as Corporate Secretary, Gary N. Hokkanen, as CFO, as well as other non-executive level individuals on a time to time basis, for a monthly fee of $35,000. As stated above, Mr. Simmonds resigned as CEO of the Company on September 12, 2005 and Bradley J. Poulos was appointed as CEO on September 12, 2005. As John Simmonds was no longer providing executive management services to the Company as CEO, on September 30, 2005, the Company negotiated the termination of the Management Services Agreement effective October 1, 2005.

      Pursuant to the terms of the Termination Agreement the Company agreed to pay a Break Fee represented by a payment of $100,000 (CAD$118,000) paid in two equal amounts of $50,000 (CAD$59,000) on October 3, 2005 and October 14, 2005. The Break Fee represented less than three months fees of the remaining seven months of the Agreement. The Company agreed to offer employment to Mr. Hokkanen, Wireless Age's Chief Financial Officer who had been remunerated prior to termination through the Management Services Agreement on customary terms for such position directly by Wireless Age. The Company also agreed to offer Ms. Weiler, Wireless Age's Corporate Secretary who had also been remunerated prior to termination through the Management Services Agreement, a Consulting Agreement on customary terms for such position directly by Wireless Age.

Acquisition of Knowlton Pass Inc. and Knowlton Pass' Agreements with MaxTel Wireless Inc.

      On July 26, 2004, the Company announced that it had agreed to fund the development of the Knowlton Pass Electronics Inc. (Knowlton Pass) business plan by way of a loan. Under the terms of the Knowlton Pass agreement Wireless Age agreed to fund development of the project through draws of no more than $80,000 (CAD$100,000) per month. The Company also had an option (but not the obligation) to acquire all of the issued and outstanding Knowlton Pass common shares in exchange for 540,000 shares. On July 31, 2005 the Company exercised the option and acquired all of the outstanding common shares of Knowlton in exchange for 540,000 common shares of its common stock. Knowlton is a wireless network operator offering commercial and municipal wireless connectivity and communications solutions.

      A Stock Purchase Agreement (the "Stock Purchase Agreement") between the owners of the issued and outstanding shares of Knowlton Pass and Marlon Distributors Ltd. (a wholly owned subsidiary of the Company) was executed as of July 31, 2005.

Change in Address

      Effective November 1, 2005, mmwave Technologies, Inc. and the corporate offices of the Company were moved to 6200 Tomken Road, Unit A, Mississauga, Ontario, L5T 1X7, Canada.

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

      Consolidated financial statements

      The consolidated financial statements include the accounts of the Company, its two wholly-owned inactive subsidiaries DB Sim Holdings Ltd. ("DB Sim") and 1588102 Ontario Inc. ("1588102"), its 99.7% owned subsidiary WACL, and its wholly-owned subsidiaries Prime Battery, Prime Wireless, Knowlton, mmwave, Marlon, and Wireless Source. WACL, DB Sim and Wireless Source are incorporated under the laws of the province of Saskatchewan, Canada. Prime Wireless, Prime Battery and 1588102 are incorporated under the laws of the Province of Ontario, Canada and Knowlton, mmwave and Marlon Distributors are federally incorporated under the laws of Canada. All intercompany transactions have been eliminated.

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

      Investments

      Investments are recorded as available for sale marketable securities, held to maturity investments or equity accounted investments.

      Available for sale marketable securities are recorded at fair value and unrealized gains and losses, net of tax are recorded separately in stockholders' equity. Realized gains or losses and other than temporary declines in value are reported in other income or expense as incurred.

      Held to maturity investments and are recorded at amortized cost. Any unrealized losses which are considered "other than temporary" are classified as realized losses through operations.

      Investments in other entities are accounted for using the equity method or cost basis depending upon the level of ownership and/or the Company's ability to exercise significant influence over the operating and financial policies of the investee. Investments of this nature are recorded at original cost and adjusted periodically to recognize the Company's proportionate share of the investees' net income or losses after the date of investment. When net losses from an equity accounted for investment exceed its carrying amount, the investment balance is reduced to zero and additional losses are not provided for. The Company resumes accounting for the investment under the equity method when the entity subsequently reports net income and the Company's share of that net income exceeds the share of net losses not recognized during the period the equity method was suspended. Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred. When an equity accounted for investee issues its own shares, the subsequent reduction in the Company's proportionate interest in the investee is reflected in income as a deemed dilution gain proportionate interest in or loss on disposition.

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

      Advertising and Marketing Costs

      The Company expenses the costs of advertising and marketing as incurred. The Company incurred $228,752 and $191,353 of advertising and marketing expenses during the nine month periods ended September 30, 2005 and 2004, respectively.

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

      FASB STATEMENT NO. 123R, SHARE BASED PAYMENT. The FASB issued SFAS No. 123R which revises SFAS No. 123 and is effective for small business issuers as of the beginning of the first interim or annual reporting period after December 31, 2005. SFAS No. 123R requires public entities to measure the cost of employment services received in exchange for an award of equity instruments on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award--the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in Statement 123. The Company does not anticipate that the adoption of SFAS 123R will have a material impact on its consolidated balance sheets and statements of operations, shareholders' equity and cash flows.

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

Held to Maturity Investments

Investment in Infinity Capital Corporation

      On September 1, 2005, the Company acquired 200,000 common shares of Infinity Capital Corporation, representing a less than 1% ownership interest, for a cash payment of $20,000.

Equity Accounted Investments

Investment in Midland International Corporation (formerly known as Azonic Corporation)

      During the nine month period ended September 30, 2005 the Company acquired an additional 400,000 common shares of Midland International Corporation a publicly traded entity listed on the NASD Over-the-Counter-Bulletin-Board in exchange for 225,000 shares of the Company's stock.

      This investment is recorded using the equity method so the account was adjusted during the period as follows:

Balance at Dec 31, 2004            $   4,725
Additional investment in Midland     158,738
Share of loss of Midland            (108,781)
                                   ---------
                                   $  54,682
                                   =========

Note 5 - Intangible Assets & Goodwill

Intangible assets

                                           Gross
                                          Carrying   Accumulated
As of September 30, 2005                   Amount    Amortization      Net
                                           ------    ------------   ----------
Amortized intangible assets:
Retail segment:
   Residual premiums                     $  868,855   $ (737,469)   $  131,386
   MTS agency fee                           275,221     (143,631)      131,590
                                         ----------   ----------    ----------

Total retail segment                      1,144,076     (881,100)      262,976
Wholesale segment:
   Distribution rights                       17,202       (2,359)       14,843
                                         ----------   ----------    ----------

Total wholesale segment                      17,202       (2,359)       14,843
                                         ----------   ----------    ----------

Total amortized intangible assets         1,161,278     (883,459)      277,819
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

Aggregate amortization expense for the nine month period ended September 30, 2005: $84,844.

Estimated amortization expense:

         For the year ended December 31, 2006                 $  95,775
         For the year ended December 31, 2007                 $  78,971
         For the year ended December 31, 2008                 $  30,061
         For the year ended December 31, 2009                 $  30,061
         For the year ended December 31, 2010                 $  10,399

Goodwill

The changes in the carrying amount of goodwill for the nine month period ended September 30, 2005, are as follows:

                                     Retail     Wholesale
                                    Segment      Segment         Total
                                   ----------   ----------   ----------
Balance as of January 1, 2005      $  123,053   $3,022,366   $3,145,419
Goodwill acquired                     117,973    2,255,861    2,373,834
Impairment losses                          --           --           --
                                   ----------   ----------   ----------

Balance as of September 30, 2005   $  241,026   $5,278,227   $5,519,253
                                   ==========   ==========   ==========

The Retail and Wholesale segments will be tested for impairment in the fourth quarter during the annual budgeting and forecasting process. The fair values of both reporting units are estimated using the expected present value of future cash flows.

Note 6 - Bank Indebtedness and Long-term Debt

Bank indebtedness

The Company has a line of credit of $620,000 (CAD$750,000) with a registered Canadian bank, secured by the accounts receivable and inventory of which $228,994 (CAD$266,250) was drawn as of September 30, 2005. At September 30, 2005 the bank indebtedness consisted of :

Bank overdraft        $410,709
Line of credit         228,994
                      --------
                      $639,703
                      ========
Long-term debt

              Note payable, secured by common shares of Wireless Canada, repayable in one instalment payment of $59,976 (CDN$80,000) on
              April 30, 2004 and the balance in monthly instalment payments of
              $8,430 (CDN$11,244) commencing September 1, 2004 including interest at 6%
              per annum.                                                           76,028

                                                                                   76,028
             Less:  current portion:                                              (76,028)
                                                                                 ---------
                                                                                 $     --
                                                                                 =========

Note 7 - Non-Operating Interest Expense, Net

                                          ---------------------------------------------------------------------
                                          Three months      Three months           Nine               Nine
                                             ended             ended            months ended      months ended
                                         September 30,       September 30,      September 30,      September 30,
                                             2005               2004               2005                2004
                                          -----------        -----------        -----------        -----------
Interest expense on secured
promissory note payable                   $        --        $    46,983         $        --        $   138,086
Amortization of financing fee on
secured promissory note payable                    --             26,667                  --            133,334

Interest income on 8% convertible
subordinated promissory notes of
RELM Wireless (pledged as security
to $2,330,000 promissory note)                     --            (45,000)                 --           (135,000)
                                          -----------        -----------         -----------        -----------
                                          $        --        $    28,650         $        --        $   136,420
                                          ===========        ===========         ===========        ===========


Note 8 - Acquisition of Knowlton Pass Electronics Inc.

  On July 31, 2005 the Company acquired all of the issued and outstanding common shares of Knowlton Pass Electronics Inc. (Knowlton Pass) in exchange for 540,000 shares of the Company's common stock.

  The results of operations for Knowlton Pass are included in the consolidated operating results of the Company beginning August 1, 2005.

  The total consideration for the acquisition of Knowlton Pass was $215,730 representing the value of 540,000 common shares. The value of the common shares was determined based on a 15% discount on the closing share price of the Company's common stock on the date of acquisition.

  The business combination is accounted for using the purchase method. The fair value of the assets and liabilities acquired are as follows:

Current assets                                                        103,846
Property, plant and equipment                                         219,148
Goodwill                                                              982,511
Current liabilities                                                (1,089,775)
                                                                   ----------
Net assets acquired at fair values                                    215,730
                                                                   ==========

Total consideration:
540,000 common shares of the Company                                  215,730
                                                                   ==========

The excess of purchase price over net assets acquired has been allocated to goodwill.

Note 9 - Proforma Information

The following pro forma financial information is prepared assuming that the mmwave Technologies Inc. and the Knowlton Pass Electronics Inc. acquisitions occurred at the beginning of the reported period.

                                                Nine months Ended
                                                September 30, 2005


                             Wireless Age           mmwave             Knowlton Pass
                            (as reported)*      (Jan 1 - Mar 3)      (Jan 1 - Jul 31)        Pro Forma
                           ----------------- ---------------------- -------------------- ------------------
Revenue                          17,184,421                781,816              111,262         18,077,499

Net income (loss)                   719,752               (231,709)            (293,530)           194,513

Weighted average
 Number of shares
 outstanding                     27,577,883              4,500,000              540,000         28,913,565

Net income (loss)
 per share                           $0.026                                                         $0.007

     * - results include seven months operations of mmwave (Mar 4 - Sep 30) and two months operations of Knowlton (Aug 1 - Sep 30)

                                                 Nine months Ended
                                                September 30, 2004

                             Wireless Age           Mmwave               Knowlton
                             (as reported)     (Jan 1 - Sep 30)      (Jan 1 - Sep 30)        Pro Forma
                            ---------------- ---------------------- -------------------- ------------------
Revenue                          10,433,515              5,810,576                  --         16,244,091

Net income (loss)                  (161,875)                54,919             (45,230)          (152,186)

Weighted average
 number of shares
 Outstanding                     21,348,566              4,500,000             540,000         26,388,566

(Loss)
 per share                           (0.008)                                                       (0.006)

Note 10 - Segmented Information

                                                                       9 Months         9 Months
                                                                     September 30      September 30
                                                                        2005              2004
Revenues
  Retail - Sale of tangible products                               $  5,569,005         $  4,138,633
  Retail - Commission and residual revenue                            2,260,913            1,818,489
                                                                   ------------         ------------
                                                                      7,829,918            5,957,122
                                                                   ------------         ------------
  Wholesale - sale of tangible products                               8,869,633            4,371,448
  Wholesale - Commission and residual revenue                           484,870              104,945
                                                                   ------------         ------------
                                                                      9,354,503            4,476,393
                                                                   ------------         ------------
Consolidated revenues                                              $ 17,184,421         $ 10,433,515
                                                                   ------------         ------------

Profit (loss)
  Retail                                                           $    907,929         $    283,530
  Wholesale                                                             432,209               83,043
Unallocated amounts:
  Corporate costs (including related party management fees)            (620,386)            (528,448)
                                                                   ------------         ------------
Consolidated income (loss)                                         $    719,752         $   (161,875)
                                                                   ------------         ------------

Assets
  Retail                                                           $  2,682,446         $  2,710,806
  Intangible assets and goodwill - retail                               514,002              429,369
                                                                   ------------         ------------
                                                                      3,196,448            3,140,175
                                                                   ------------         ------------
  Wholesale                                                           3,367,879            1,883,750
  Intangible assets and goodwill - wholesale                          6,579,596            5,297,616
                                                                   ------------         ------------
                                                                      9,947,475            7,181,366
                                                                   ------------         ------------
  Unallocated corporate assets                                          741,557            2,673,789
                                                                   ------------         ------------
   Consolidated assets                                             $ 13,885,480         $ 12,995,330
                                                                   ------------         ------------

Note 11 - Due (to)/from Related Parties

                                                                                     September 30,
                                                                                         2005
                                                                                    --------------
Amounts owing from company with common directors and/or common management, unsecured, non-interest bearing with no specific
terms of repayment.                                                                 $      364,843

Trade receivable amounts owed from a company that officers of the
Company are minority shareholders, unsecured, non-interest
bearing.                                                                                   417,873

Amounts owed from a company that officers of the Company are minority shareholders, unsecured, interest at 8% per annum.
                                                                                           190,640

Other amounts owing from  related companies                                                 79,891
                                                                                    --------------
                                                                                    $    1,053,247
                                                                                    ==============

Note 12 - Shareholder Loans

Certain shareholders of mmwave provided loans to the company prior to the acquisition by Wireless Age. As a condition of closing the transaction Wireless Age and the shareholders agreed that 50% of such loans would be paid at closing and the remainder would be paid quarterly in arrears over a two year period.

The details of the due to shareholders are as follows:

Due to former shareholders of mmwave        $ 198,434
Current portion                              (114,865)
                                            ---------
Long-term portion                           $  83,569
                                            =========

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

      Overview

      We operate our business through several subsidiaries. Our subsidiary Wireless Age Communications Ltd. ("WACL") is in the business of operating retail cellular and telecommunications outlets in cities in western Canada. At September 30, 2005 the Company owned 99.7% of WACL. WACL was acquired on October 8, 2002. In addition, we operate wholesale/distribution businesses through our wholly owned subsidiaries Wireless Source Distribution Ltd. ("Wireless Source"), Prime Wireless Corporation ("Prime Wireless"), Prime Battery Products Limited, ("Prime Battery"), and Marlon Distributors Ltd ("Marlon"). Wireless Source, Prime Wireless, Prime Battery and Marlon are in the business of distributing two-way radio products, prepaid phone cards, wireless accessories and various battery and ancillary electronics products in Canada. Prime Wireless was acquired on March 13, 2003, Wireless Source on September 19, 2003, Marlon on July 30, 2004 and we acquired Prime Battery on September 16, 2004. We acquired an additional 2.1% of WACL during the first quarter and an additional 3.5% in the second quarter. During the previous quarter we acquired mmwave Technologies Inc. ("mmwave") which is a distributor, systems integrator and representative of wireless, microwave and fibre optic components, test systems and subsystems. It also provides a range of technical solutions to the Canadian market primarily in the manufacturing and service provider segments of the communications industry. mmwave was acquired on March 4, 2005. During the current quarter (on July 31, 2005) we acquired Knowlton Pass Electronics Inc. ("Knowlton"), which is a network operator providing wireless connectivity solutions to commercial and municipal customers.

      Prior to our acquisition of WACL, the name of our Company was Lennoc Ventures, Inc. We were a pre-exploration stage mineral resources company. The Company has terminated its mineral and exploration business and changed its name to Wireless Age Communications, Inc. in October of 2002.

      Our business operations focus primarily on the provision of wireless telecommunications systems products and service solutions to wireless carriers, wholesalers, distributors, retailers and end-users in western Canada. Our current products and services include phone and data devices and accessories, land mobile radios, scanners and GPS receivers, power and battery supplies and wireless network infrastructure. Our facilities include 10 retail stores, three warehouses, and sales offices in eleven cities across Canada. The Company has significant business relationships with all major wireless operators in Canada. Our presence in the PCS/cellular, land mobile radio, satellite, fixed wireless and battery solutions markets allow us to bundle a full spectrum of products at the carrier, distributor, wholesaler and retail level across Canada.

      Although the Company was operating substantially in the retail wireless communications sector, it has taken steps over the last two quarters and the preceding year to diversify operations. Management's focus on the wholesale segment, and the acquisition of mmwave, have added another dimension to our business. This has resulted in consolidated revenues arising 46% from the retail segment and 54% from the wholesale segment during the nine month period ended September 30, 2005. The Company seeks to further diversify operations that are expected to affect future results, please see the Recent Developments section elsewhere in this report.

      Results of operations

      For the three month period ended September 30, 2005 and 2004

      The Company earned net income of $271,431 during the three month period ended September 30, 2005 compared to $4,432 in the comparative period a year ago.

      Revenues for the consolidated entity including product sales, commissions, residual revenue and engineering services during the three month period ended September 30, 2005 were $6,827,008 up from $3,884,137 during the third quarter of 2004, representing a 76% increase in sales year over year. Sales of the retail segment were $3,026,972 (2004 - $2,234,522) and sales of the wholesale segment were $3,800,036 (2004 - $1,649,615).

      Sales of the retail segment during the three month period ended September 30, 2005 and 2004 can be broken down into the following subcategories:

                                                     2005            2004
                                                 ----------        ----------
Cellular hardware, radios and accessories        $1,970,804        $1,482,248
Commission and residual revenue                     860,798           664,703
Equipment rental                                    195,370            87,571
                                                 ----------        ----------
                                                 $3,026,972        $2,234,522
                                                 ==========        ==========

      The sales of the retail segment for the three month period ended September 30, 2005 showed growth of 35% based on the same three month period of 2004. Hardware sales increased 33%, commission and residual revenue grew 30% and equipment rental revenue increased by 123%. This is a result of handset sales consistently exceeding prior year levels. In addition, the Company is consistently achieving all carrier quotas thereby earning the highest level of commission and residual level available. As of September 30, 2005 the Company had approximately 42,700 customers under active accounts with its carriers. Equipment rental revenue is also strong as a result of the Company adding additional rental radios to the asset pool during the second quarter.

      The revenues of the wholesale segment represent the sale of wireless network hardware, Vertex Standard two-way radios, prepaid cellular cards, accessories, batteries and commissions earned from selling hardware under rep agreements. Sales of the wholesale segment during the current quarter were $3,800,036 up from $1,649,615 during the third quarter of fiscal 2004. The primary reason for the increase was the acquisition of mmwave Technologies Inc. on March 4, 2005 and Knowlton Pass Electronics Inc. on July 31, 2005. Sales of the wholesale segment during the three month period ended September 30, 2005 and 2004 can be broken down into the following subcategories:

                                                      2005             2004
                                                  ----------        ----------
Wireless hardware, radios, accessories and
prepaid cards                                     $3,607,433        $1,602,301
Commission and residual revenue                      192,603            47,314
                                                  ----------        ----------
                                                  $3,800,036        $1,649,615
                                                  ==========        ==========

      Gross profit during the three month period ended September 30, 2005 was $2,346,895, up from $1,324,748 during the third quarter of fiscal 2004. Gross profit including commissions and residual revenue (which have no associated cost of sales) as a percentage of total sales was 34.4% during the three month period ended September 30, 2005, compared to 34.1% in the third quarter of fiscal 2004. Gross profit on product sales, excluding commission and residual revenue, as a percentage of product sales increased from 19.3% during the three month period ended September 30, 2004 to 22.4% in the current quarter. Gross profit as a percentage of product sales increased primarily due to the acquisition of mmwave and Knowlton Pass which tend to operate at higher levels than the Company's existing traditional wholesale businesses.

      Selling and administrative expenses increased from $1,208,962 during the three month period ended September 30, 2004 to $1,956,264 during the three month period ended September 30, 2005. Despite the growth in the quantum of the SG&A, for the same period these expenses as a percentage of total sales dropped from 31.1% to 28.7% between 2004 and 2005. Selling and administrative expenses during the three month period ended September 30, 2005 and 2004, included:

                                            2005               2004
                                        -----------         -----------
Accounting and legal                    $    77,629         $    57,910
Advertising and promotion                   107,896              63,240
Bad debts                                   (16,358)              3,050
Bank charges and interest                    27,195               9,551
Corporate fees                               58,133             106,996
Insurance, licenses and taxes                24,725              21,979
Management fees                              58,730             118,289
Office and general                           84,179              54,494
Professional and consulting fees             60,035              69,664
Rent                                        135,014              91,288
Repairs and maintenance                       3,849               2,982
Telephone and utilities                      51,017              28,127
Travel, meals and entertainment             160,997              52,857
Wages and benefits                        1,123,223             528,535
                                        -----------         -----------
                                        $ 1,956,264         $ 1,208,962
                                        ===========         ===========

      Professional, consulting, accounting and legal fees were $137,664 during the three month period ended September 30, 2005 compared to $127,574 during the three month period ended September 30, 2004.

      The Company also recovered certain previously written off accounts receivable during the current quarter.

      Management fees during the three month period ended September 30, 2005 were $58,730 compared to $118,289 for the same period ended September 30, 3004. Management fees for the current period were a result of the Company paying $118,730 to a related party for corporate executive management services (such agreement having been terminated effective September 30, 2005 - See Recent Developments section above) and receiving management fee revenue of $60,000 from a related company under a management services agreement.

      Travel, meals and entertainment were $160,997 during the three month period ended September 30, 2005 compared to $52,857 in the comparative period in the prior year. The increase is the result of recent acquisitions and generally higher associated costs of managing the increasingly dispersed nature of the Company's operations.

      Wages and benefits have increased from $528,535 for the three month period ended September 30, 2004 to $1,123,223 for the third quarter of 2005. This is a result of increased management and employees due to the increased business activity and recent acquisitions.

      Amortization expense during the three month period ended September 30, 2005 was $97,194 compared to $60,010 during the comparative period in the prior year. Amortization expense in the current quarter represents the continued amortization of the Company's capital and other assets and the amortization of the intangible assets of $15,335.

      Other expenses totaled $22,006 during the three month period ended September 30, 2005 compared to other income of $51,344 in the comparative period of the prior year. The current quarter's other income consisted of interest expense of $1,171, a foreign exchange gain of $14,275 arising from translation of Canadian dollar denominated liabilities translated into the reporting currency and the Company's share of loss of an equity accounted investment of $35,110.

      Non-operating interest expense for the three months ended September 30, 2004 included interest income of $45,000 on $2,250,000 8% convertible subordinated promissory notes of RELM Wireless Corporation offset by; 1) $26,667 of financing fee associated with the short term promissory note issued to acquire the RELM notes and 2) interest expense of $46,983 on the short term promissory note. There were no similar expenses or revenue in the third quarter of 2005 as all of these obligations were satisfied prior to December 31, 2004.

      Basic and diluted earnings per share for the three month period ended September 30, 2005 and 2004 were $0.009 and $0.000 respectively.

      For the nine month period ended September 30, 2005 and 2004

      The Company earned net income of $719,752 during the nine month period ended September 30, 2005 compared to a net loss of $161,875 in the comparative period a year ago.

      Gross sales of the consolidated entity including product sales, commission and residual revenue and engineering services during the nine month period ended September 30, 2005 were $17,184,421 up from $10,433,515 during the same period of fiscal 2004, representing a 65% increase in sales year over year. Sales of the retail segment were $7,829,918 (2004 - $5,957,122) and sales of wholesale segment were $9,354,503 (2004 - $4,476,393) during the nine month period.

      Sales of the retail segment during the nine month period ended September 30, 2005 and 2004 can be broken down into the following subcategories:

                                                    2005              2004
                                                 ----------        ----------
Cellular hardware, radios and accessories        $5,229,102        $3,959,449
Commission and residual revenue                   2,260,913         1,818,489
Equipment rental                                    339,903           179,184
                                                 ----------        ----------
                                                 $7,829,918        $5,957,122
                                                 ==========        ==========

      The sales of the retail segment for the nine month period ended September 30, 2005 showed growth of 31% based on the same nine month period of 2004. Hardware sales grew 32%, commission and residual revenues increased by 24% and equipment rental revenues grew 90%. This is a result of handset sales consistently exceeding prior year levels. In addition, the Company is consistently achieving all carrier quotas thereby earning the highest level of commission and residual level available. As of September 30, 2005 the Company had approximately 42,700 customers under active accounts with its carriers. Equipment rental revenue is also strong as a result of the Company adding additional rental radios to the asset pool during the second quarter.

      The revenues of the wholesale segment represent the sale of wireless network hardware, Vertex Standard two-way radios, prepaid cellular cards, accessories, batteries and commissions earned from selling hardware under rep agreements. Sales of the wholesale segment during the nine month period ended September 30, 2005 were $9,354,503 up from $4,476,393 during the same period of 2004. The increase in sales of the wholesale segment is attributable to the acquisition of mmwave Technologies Inc. on March 4, 2005 and Knowlton Pass on July 31, 2005. Sales of the wholesale segment during the nine month period ended September 30, 2005 and 2004 can be broken down into the following subcategories:

                                                      2005            2004
                                                  ----------        ----------
Wireless hardware, radios, accessories and        $8,869,633        $4,371,448
prepaid cards
Commission and residual revenue                      484,870           104,945
                                                  ----------        ----------
                                                  $9,354,503        $4,476,393
                                                  ==========        ==========

      Gross profit during the nine month period ended September 30, 2005 was $5,912,139 up from $3,504,451 during the same period of 2004. Gross profit including commissions and residual revenue (which have no associated cost of sales) as a percentage of total sales was 34.4% during the nine month period ended September 30, 2005, compared to 33.5% in the comparative period of fiscal 2004. Gross profit on product sales, excluding commission and residual revenue, as a percentage of product sales increased from 18.5% during the nine month period ended September 30, 2004 to 21.9% in the current period. Gross profit as a percentage of product sales increased primarily due to the acquisition of mmwave and Knowlton Pass which tend to operate at higher levels than the Company's existing traditional wholesale businesses.

      Selling and administrative expenses increased from $3,549,271 during the nine month period ended September 30, 2004 to $4,886,462 during the nine month period ended September 30, 2005. Despite the growth in the quantum of the SG&A, for the same period these expenses as a percentage of total revenue dropped from 34.0% to 28.4% between 2004 and 2005. Selling and administrative expenses during the nine month period ended September 30, 2005 and 2004, included:

                                           2005                 2004
                                        -----------         -----------
Accounting and legal                    $   206,810         $   149,347
Advertising and promotion                   228,752             191,353
Bad debts                                   (19,099)             17,034
Bank charges and interest                    63,286               9,551
Corporate fees                              103,333             284,662
Insurance, licenses and taxes                69,383              51,533
Management fees                             186,942             378,269
Office and general                          217,099             166,516
Professional and consulting fees            162,074             201,720
Rent                                        375,890             264,178
Repairs and maintenance                      13,949              12,398
Telephone and utilities                     141,989              87,230
Travel, meals and entertainment             375,177             219,004
Wages and benefits                        2,760,877           1,516,476
                                        -----------         -----------
                                        $ 4,886,462         $ 3,549,271
                                        ===========         ===========

      Corporate fees included cost for share reporting services, communication fees, director fees and other expenses related to the administration of the running the public entity.

      The Company also recovered certain previously written off accounts receivable during the current year.

      Professional, consulting, accounting and legal fees were $368,884 during the nine month period ended September 30, 2005 compared to $351,067 during the nine month period ended September 30, 2004.

      Management fees during the nine month period ended September 30, 2005 were $186,942 compared to $378,269 for the same period ended September 30, 3004. Management fees for the current period resulted because the Company paid $306,942 to a related party for corporate executive management services and the Company received management fee revenue of $120,000 from a company under a management services agreement.

      Travel, meals and entertainment expenses were $375,177 during the nine month period ended September 30, 2005 compared to $219,004 in the comparative period in 2004. The increase is the result of recent acquisitions and generally higher associated costs of managing the increasingly dispersed nature of the Company's operations.

      Wages and benefits have increased from $1,516,476 for the nine month period ended September 30, 2004 to $2,760,877 for the same period in 2005. This is a result of increased management and employees associated with the increased business activity and the recent acquisitions.

      Amortization expense during the nine month period ended September 30, 2005 was $221,856 compared to $174,610 during the comparative period in the prior year. Amortization expense in the current quarter represents the continued amortization of the Company's capital and other assets purchased or acquired from acquisitions of $157,012 and the amortization intangible assets of $64,844.

      Interest expense totaled $8,747 during the nine month period ended September 30, 2005 and $75,989 during the same period ended September 30, 2004. The decrease is the result of the decrease debt level of the Company.

      Other expenses totaled $84,069 during the nine month period ended September 30, 2005 compared to other income of $57,555 in the comparative period for 2004. The current period's other expenses consisted of interest expense of $8,747, a foreign exchange loss of $2,394 arising from translation of Canadian dollar denominated liabilities translated to the home currency, a loss of $108,781 for the Company's share of an equity accounted investment and a gain on disposal of marketable securities of $35,853. Other income during the nine month period ended September 30, 2004 included interest expense of $75,989, a foreign exchange translation loss of $2,163, minority interest expense of $1,535, a gain on disposal of marketable securities of $275,594, non-operating interest expense of $138,086 and other income of $1,932.

      Non-operating interest expense for September 30, 2004 included interest income of $135,000 on $2,250,000 8% convertible subordinated promissory notes of RELM Wireless Corporation offset by; 1) $133,334 financing fee associated with the short term promissory note issued to acquire the RELM notes and 2) interest expense of $138,086 on the short term promissory note. There were no similar expenses or revenue in the current period of 2005 as all obligations were satisfied prior to December 31, 2004.

      Basic and diluted earnings (loss) per share for the nine month period ended September 30, 2005 and 2004 were $0.026 and $(0.008) respectively.

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

      Inventory currently represents approximately 38% of total current assets and is subject to risk of inexact estimates by management.

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

Financial Condition

      Since year end total assets have increased by approximately $4.7 million to $13,885,480 at September 30, 2005. The increase is primarily the result of acquisitions. Current assets have increased by approximately $960,000 and non current assets have increased by $3,720,000

      Current assets increased during the current year by approximately $960,000 to $5,093,237 at September 30, 2005. Accounts receivable and inventory have increased by approximately $858,000 and $536,000, respectively. The increase is reflective of the heightened operating level following the acquisition of mmwave Technologies Inc. and Knowlton Pass Electronics Inc. The Company's cash balances have declined by approximately $478,000 since year end primarily due to the investment in Knowlton Pass operations and capital equipment.

      Net Property, plant and equipment assets have increased since year end by approximately $417,000 to $821,742 at September 30, 2005. The net increase is due to capital improvements in the retail segment and acquired assets in the wholesale segment.

      Since December 31, 2004 due from related party amounts have increased by approximately $949,000 to $1,053,247 at September 30, 2005. This increase is the result of management services provided by the Company to an equity accounted investee and advances made to a operating entities partially owned by an officer of the Company. A portion of the increase was acquired in the mmwave Technologies acquisition on March 4, 2005.

      Since year end long term investment have increased by approximately $70,000 to $74,682. Long term investments increased by $20,000 representing the strategic acquisition of 200,000 shares (less than 1% of the issued and outstanding common shares) of Infinity Capital Corporation and a further investment in Midland International Corporation.

      Intangible assets decreased due to normal amortization of certain intangibles.

      Goodwill has increased by approximately $2,374,000 due to the acquisition of mmwave Technologies and Knowlton Pass, an acquisition of an additional portion of the minority interest in Wireless Age Communications Ltd. and additional consideration paid under an earnout arrangement with the acquisition of Prime Battery Products Limited.

      Total liabilities have increased since December 31, 2004 by approximately $1,646,000 to $5,565,730 at September 30, 2005. Almost all of the increase is attributable to an increase in current liabilities due to acquisitions.

      Current liabilities increased by approximately $1,633,000 to $5,480,878 during the current period. Accounts payable increased by approximately $951,000, bank indebtedness increased by $639,000, and shareholder loans acquired in the mmwave acquisition totaled approximately $115,000. All of the increases reflect the higher operating level the Company has attained through recent acquisitions.

      Long term debt remained zero at September 30, 2005 as all of the Company's third party debt is current. The long term portion of shareholder loans was at $37,121 at September 30, 2005. Non-controlling interest, which represents the amount of net assets owed to the parties holding the remaining 0.3% of Wireless Age Canada, decreased to $1,283 at September 30, 2005.

      Stockholders' equity has increased since year end by approximately $2,864,000 to $8,319,750 September 30, 2005. The increase is the result of:

      1.    The earnings of $719,752 during the period.
      2. An increase in common stock and additional paid in capital of approximately $2,092,000 due to common stock issued for acquisitions of operating entities.
      3. Foreign exchange gains of approximately $53,000 in accumulated other comprehensive income.

Liquidity and Capital Resources

      As at September 30, 2005, the Company had current assets of $5,093,237 and current liabilities of $5,480,878, indicating a working capital deficit of approximately $388,000 down from working capital of approximately $285,000 at the beginning of the year. The Company's working capital ratio decreased from
1.07 at the beginning of the year to 0.93 at September 30, 2005. As the Company has risen to higher operating levels working capital has become a matter management must address. The Company plans to improve upon working capital through aggressive asset based lenders or other measures available to the Company at its current stage of maturity. The Company's leverage ratio (defined as total liabilities divided by stockholders' equity) increased from 0.74 at the beginning of the year to 0.67 at the September 30, 2005.

      For the nine month period ended September 30, 2005, cash provided by operating activities amounted to $134,522 primarily as a result of net income adjusted for non cash items and various changes in operating assets and liabilities. Cash used in investing activities during the nine month period ended September 30, 2005 amounted to $1,254,018. Cash provided by financing activities during the nine month period ended September 30, 2005 amounted to $385,299. In addition the Company acquired $256,050 during the acquisition of mmwave. The accumulation of all these changes resulted in a net decrease in cash of $478,147 for the nine month period ended September 30, 2005.

      Management plans to grow the wireless business internally and will possibly consider acquisitions utilizing the Company's common stock at strategic points in time. Current common stock shareholders may be expected to experience dilution as the Company grows in size.

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

      Item 3. Controls and Procedures.

      We have performed an evaluation under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act). Based on that evaluation, our management, including our chief executive officer and chief financial officer, concluded that, as of September 30, 2005, our disclosure controls and procedures were effective in ensuring that all material information required to be disclosed in reports filed or submitted by us under the Exchange Act is made known to them in a timely fashion.

      During the quarter ended September 30, 2005, there were no changes in our internal controls over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. Other Information

Item 1.  Legal Proceedings.

      To the knowledge of the Company, there are no material pending legal proceedings to which the Company is a party or of which any of its property is subject.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

      During July 2005, the Company issued 540,000 shares of its common stock, valued at $215,730, to the shareholders for the outstanding shares of Knowlton Pass Electronics Inc. The issuance of the foregoing securities by the Company was a private transaction made in reliance on Section 4(2) of the Securities Act of 1933, as amended.

Item 3.  Defaults Upon Senior Securities.

      As at September 30, 2005 the Company was in breach of certain financial ratio covenants with its working capital lender.

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

(b)   Reports on Form 8-K.

On August 4, 2005, the Company filed a Form 8-K in connection with the acquisition by Marlon Distributors Ltd (one of the Company's wholly-owned subsidiaries) of Knowlton Pass Electronics Inc., in exchange for 540,000 shares of the Company's common stock. These shares were put into escrow, pending the completion of certain closing conditions.

On August 24, 2005, the Company filed a Form 8-K in connection with the appointment of David MacKinnon as the Company's new Chief Technology Officer.

On September 6, 2005, the Company filed Amendment No. 2 to a Form 8-K/A originally filed on September 20, 2004, and amended on June 24, 2005, in connection with the Company's acquisition of Prime Battery Products Limited ("PBattery"). This Amendment No. 2 provided the pro-forma financial information with respect to the acquisition of PBattery.

On September 7, 2005, the Company filed Amendment No. 3 to a Form 8-K/A originally filed on August 16, 2004, and amended on October 25, 2004 and February 8, 2005, in connection with the Company's acquisition of Marlon Distributors Ltd. ("Marlon"). This Amendment No. 3 provided the interim unaudited financials statements of Marlon as of June 30, 2004.

On September 13, 2005, the Company filed Amendment No. 4 to the Form 8-K/A originally filed on August 16, 2004, in connection with the Company's acquisition of Marlon. This Amendment No. 4 provides a Reconciliation of Canadian and U.S. Generally Accepted Accounting Principles.

On September 13, 2005, the Company filed Amendment No. 2 to a Form 8-K/A originally filed on March 10, 2005, and amended on May 4, 2005, in connection with the Company's acquisition of mmwave Technologies Inc. This Amendment No. 2 provides a Reconciliation of Canadian and U.S. Generally Accepted Accounting Principles.

On September 16, 2005, the Company filed a Form 8-K in connection with the resignation of John Simmonds as the Company's Chief Executive Officer and the appointment of Brad Poulos.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated:  November 14, 2005                   By: /s/ Brad Poulos
                                                --------------------------------
                                                Name:     Brad Poulos
                                                Title:    CEO/Director

Dated:  November 14, 2005                   By: /s/ Gary N. Hokkanen
                                                --------------------------------
                                                Name:  Gary N. Hokkanen
                                                Title:    CFO


                                       34
<