Form 10KSB
period 2005-12-31
WIRELESS AGE COMMUNICATIONS INC
filed 2006-03-30
CIK 1130131

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC. 20549

                                   FORM 10-KSB




[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934
    For the fiscal year ended December 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    For the transition period from_______ to_______


                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ending December 31, 2005           Commission File No. 001-31338


                        Wireless Age Communications, Inc.
               (Exact name of registrant as specified in charter)

                              Lennoc Ventures, Inc.
                          (Former name, if applicable)

                    Nevada                                  98-0336674
(State or other jurisdiction of incorporation            (I.R.S. Employer
              or organization)                          Identification No.)

            6200 Tomken Road, Unit A                        905-696-2850
      Mississauga, Ontario, Canada, L5T 1X7          (Registrant's Telephone No.
    (Address of Principal Executive Offices)               incl. area code)

                765 15TH Sideroad                          905-773-3529
       King City, Ontario, Canada, L7B 1K5             (Registrant's Former
 (Former address of Principal Executive Offices)  Telephone No. incl. area code)

        Securities registered pursuant to                     None
            Section 12(b) of the Act:

        Securities registered pursuant to        Common Stock, par value $0.001
            Section 12(g) of the Act:


Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act |_|

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes (X) No ( )

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of the registrant's knowledge, in the definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ( ).

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The issuer's revenues for the fiscal year ended December 31, 2005 were $24,225,811.

Based on the closing price on March 3, 2006 of $0.36 per share of common stock, as reported by the NASD's OTC Bulletin Board, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $8,400,579. For the purposes of this response, directors, officers and holders of 5% or more of the issuer's Common Stock are considered the affiliates of the issuer at such date.

As of March 22, 2006, the number of shares outstanding of the registrant's Common Stock was 29,121,046 shares.

Indicate by check mark whether the Company is using the Transitional Small Business Disclosure Format. |_|

Indicate by check mark whether the Company is an accelerated filer (as defined in Rule 12b-2 of the Act) Yes ( ) No (X)

                       DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated by reference into Part III of the Annual Report on Form 10-KSB: Definitive Proxy Statement for the issuer's 2006 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the issuer's fiscal year.

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

The Company's business operations primarily focus on provision of wireless telecommunications systems products and service solutions to carriers, wholesalers, distributors, retailers and end-users in Western Canada. Current products and services include mobile and fixed voice and data communication services, phone and data devices and accessories, land mobile, microwave and PCS/Cellular radio equipment, components and test equipment used by operators and manufacturers of wireless equipment, and power and battery supplies. Wireless Age operates 9 retail stores have sales offices in 12 locations across Canada, and three warehouses, along with a service department. The Company has significant business relationships with every major wireless, wireline and satellite telecommunication carrier in Canada. The Company's presence in the cellular, land mobile radio, satellite, and fixed wireless markets allow it to bundle a full spectrum of products at the carrier, distributor, wholesaler and retail level across Canada. Wireless Age conducts its business through the following subsidiaries:

      o Wireless Age Communications Ltd. (99.7% owned) is in the business of operating 9 retail cellular and telecommunications stores located in Western Canada.

      o mmwave Technologies Inc is a distributor, systems integrator and representative of wireless, microwave and fibre optic components, test systems and subsystems. It also provides a range of technical solutions to the Canadian markets primarily in the manufacturing and service provider segments of the communications industry.

      o Knowlton Pass Electronics Inc. is a wireless network operator providing wireless connectivity solutions to commercial and municipal customers.

      o Wireless Source Distributions Ltd. has two operating divisions; (1) iMobile which distributes prepaid cellular phone cards in Saskatchewan, and (2) and LandMobile that distributes land mobile radio products in Canada.

      o Marlon Distributors Ltd. serves as an administrative subsidiary holding our investment in Knowlton Pass. During the current year the business operations of this entity were transferred into Wireless Source Distributions Ltd as those two entities conducted similar lines of business. At year end this entity no longer had any business operations.

      o Our subsidiary 1588102 Ontario Inc. is a special purpose administrative subsidiary and has no operating business.

Acquisitions

Wireless Age Communications Ltd. was acquired on October 8, 2002, Wireless Source Distribution Ltd. on September 19, 2003, and Marlon Distributors Ltd. on July 30, 2004. We acquired, mmwave Technologies Inc. on March 4, 2005 and Knowlton Pass Electronics Inc. on July 31, 2005.

Employees

At the end of 2005, the Company employed approximately 110 full and part-time employees in the operations. The Company considers the employee relationships to be good. There are no collective bargaining agreements covering any of the employees and the Company has not experienced a strike or work stoppage.

The Wireless Sector

The wireless industry in Canada has grown over the past two decades since the first cellular telephone call was made on July 1, 1985. Since that time, according to the Canadian Wireless Telecom Communications Association ("CWTA"), the industry has grown to in excess of CAD$9.5 billion in 2004, which represented annual growth in excess of 16 per cent over 2003 (3 times higher than the entire Canadian telecom services sector).

This growth is despite pressure on Average Revenue Per User or ARPU for voice services. There are factors mitigating this reduction in revenue from voice. The first is the increasing provision of non-voice services such as video, text messaging, mobile payments and other infotainment services. These applications are made possible by the increasingly capable and complex networks, and the evolution of handsets. The other factor is the increase in penetration rates that continues. Wireless penetration in Canada is still just over 50% while many other developed countries enjoy rates in excess of 100% -- more than one device per person - meaning that there is still room for growth in Canada.

Canada's wireless carriers invest over CAD$1 Billion annually in their networks and the addition of fixed wireless access, and data-centric 3G or third generation networks will accelerate this investment of capital.

Wireless Age has business units that address the infrastructure development and the retail service provision segments of the mobile telephony market. The Commercial segment is involved in the integration of 3G infrastructure for the major carriers across the country, and the Retail segment provides these services at the retail level.

Another area of wireless that continues to grow at a very rapid pace is Wireless Local Area Network or WLAN or Wi-Fi. This type of connectivity is common place within laptop and tablet computing and is experiencing rapid adoption within high-end and midrange handheld devices. In addition the networks that they connect to are beginning to be ubiquitous. Wi-Fi networks have evolved from what were often "skunkworks" projects within an IT department to must-have infrastructure in many enterprise and home environments. They are also increasingly found in public places such as restaurants, hotels and airports. Canada has led the way globally by creating the first hotspot roaming agreement among the major carriers - such as has existed in the cellular/PCS business for over a decade - by creating the Canadian Hotspot Roaming Association (CHRA).

Wireless Age is a reseller/integrator for "carrier-grade" Wi-Fi infrastructure. The company also provides hotspot monitoring service for hotspot networks.

Another wireless growth area in Canada and globally is in fixed wireless access. Much has been said about the coming deployment of WiMAX networks. WiMAX is an acronym that stands for Worldwide Interoperability for Microwave ACCess, a certification mark for products that pass conformity and interoperability tests for the equipment based on IEEE 802.16 standards. The standard allows for Metropolitan Area wireless networks for very high speed data links, in contrast to Wi-Fi which covers a few hundred feet at most. The WiMAX forum was started by Intel and several manufacturers of broadband wireless infrastructure. Intel hopes to make WiMAX capability as ubiquitous as Wi-Fi, including such capability in every laptop and desktop PC within a few years.

Wireless Age is active in the WiMAX arena in several ways. The Commercial segment operates a "pre-WiMAX" broadband data network with plans to deploy WiMAX when it becomes widely available later in 2006. The Company is also a leader in the deployment of fixed wireless networks and is working with large carriers on their plans for WiMAX deployments as well as with smaller entities which intend to roll out WiMAX networks in 2006 and beyond. The Commercial segment is also a distributor of these products to its dealer base, for deployment on a small scale for data and voice connections between their customers' locations.

Financial information segments

During 2005, the Company operated two reportable segments: Retail and Commercial. The Retail segment is comprised of the operations of Wireless Age Communications Ltd. The Commercial segment is comprised of the operations of Prime Wireless Corporation, Prime Battery Products Limited, Wireless Source Distribution Ltd., Marlon Distributors Ltd., mmwave Technologies Inc. and Knowlton Pass Electronics Inc.

Retail Segment

The Company operates 9 retail stores and business communications service centers under the name "The Wireless Age" in Western Canada. This business unit generates revenues from the sale of cellular phones and accessories, wireless handheld devices such as the Blackberry, satellite phones and two-way radios and other wireless devices and pre-paid cards. The operation receives activation fees and a residual percentage of the cellular bills of the subscribers it activates and has under management. At the end of 2005, the company had approximately 44,000 such subscribers under management. The Wireless Age also generates commission based revenue from its telephone company partners for activating and signing up subscribers for other services including high speed internet, digital television and landline based telephone, and security services.

The Retail segment has a well known brand name and a strategy of competing on service provided by its people. Its core competencies are sales & product training and service programs which are made possible by the number of stores in the unit, and constant measurement and feedback. Its people are very well-trained, monitored and coached, and are knowledgeable enough to provide exceptional service and to see and execute upsell opportunities. The company uses numerous direct marketing programs to cross-sell customers to increase share of wallet by providing all their telecom and entertainment needs, and generate store traffic.

Commercial Segment

Wireless Source, part of the Company's Commercial business segment distributes prepaid phone cards, wireless accessories, wireless infrastructure products for PCS networks, land mobile radios, batteries and ancillary electronics products throughout Canada. It has sales personnel across the country and warehouse facilities in Toronto and Regina.

Wireless Source also generates revenue from its exclusive representation agreement for Canada with Vertex-Standard(TM) Inc., a company operating in the Land Mobile Radio (LMR) business worldwide. This unit serves two distinct dealer communities: PCS dealers (mobile phone stores) and Land Mobile Radio (LMR) dealers (two-way radio shops).

mmwave, a subset of the Commercial business segment, builds PCS, broadband wireless and other communications networks for a variety of public sector and wireless operator customers. The company also distributes a few highly technical products on an exclusive basis to the same set of customers.

The key customers of this group are the wireless carriers, Competitive Local Exchange Carriers, utilities, government, local health networks and Wireless ISP's (WISP's). This unit is strategic as it keeps the company up to date on the technical evolution of wireless networks, and provides the key vendor relationships for the solutions provided both by it and the networks division. Management feels it is important to have the technical resources on staff to enable the company to achieve official important reseller status with the key vendors in order to convey technical expertise, achieve higher margins and secure partnership on large opportunities. In many cases without certified or official partner status it is impossible to win large enterprise and government contracts.As one of the earliest members of the WiMAX forum from Canada, mmwave has carved out a favourable reputation in the area of broadband wireless data.

Wireless Works, another subset of the Commercial segment, represents the opportunity for the company to advance its recurring revenue or service revenues. This unit currently operates broadband public access and private networks carrying two-way voice traffic and broadband data traffic throughout the Niagara region. It generates revenues from the sale and rental of two-way radio devices as well as network capacity. Customers include the Niagara Falls Fire Department, the hospitals throughout the Niagara Health Service, and the Canadian Border Services Agency (Federal government).

The unit's strategy is to serve rural and underserved markets that are largely ignored by large carriers and cable companies, and that are a very good fit for fixed wireless technology such as WiMAX.

Competition

The markets for distributing wireless phones and accessories and for integrated supply chain and logistics services are intensely competitive. The Company competes, and will continue to compete, for sales of wireless phones, accessories and data equipment with several wireless communications device distributors and manufacturers. Wireless Age competes principally on the bases of price, inventory availability, delivery time, trade credit terms and service. The Company also competes on the bases of service quality and price for supply availability. Our competitors are primarily retail purchasers. Wireless Age's direct competitors include; (1) all wireless retailer that are clients of other carriers such as Rogers and Telus Mobility, (2) other retailers that focus on the same carriers as us, and (3) the Mobile Network Operators who sell directly to large customers.

In the future, the Company may increasingly compete with wireless communications device manufacturers that decide to provide their products directly to wireless network operators. Also, new competitors may enter our industry. The products that the Company distributes could have reduced consumer demand if companies that compete with our suppliers manufacture products that are, because of more favorable pricing or other reasons, more desired by consumers. Many of the Company's current competitors have, and many of its future competitors will likely have, more name recognition and greater financial and other resources than Wireless Age. The Company's ability to successfully compete will largely depend on its ability to continually anticipate and respond to competitive factors affecting the industry, including changing outsourcing requirements, new products, changes in consumer preferences, demographic trends, international, regional and local economic and financial conditions and Wireless Age's competitors' discount pricing and promotional programs. As the wireless communications markets continue to mature, and as the Company seeks to enter into additional markets and offer new products, management expects that the competition that the Company will face will intensify. Management believes that its various competitive strengths, principally including Wireless Age's local presence throughout Western Canada, the Company's developed market expertise and the effective management of capital, will enable the Company to compete successfully in the markets in which Wireless Age operates, as well as to expand the business into new geographic and product areas.

Customers

During fiscal 2005 the Company had in excess of 44,000 retail customers. The Company does not have a significant concentration of sales with any individual customer and, therefore, the loss of one of these customers would not have a material impact on the Retail business. However, the activation commissions and residuals revenue earned from two major telephone carriers made up 28% of the retail segment sales. If either of these agreements were terminated it may have a significant effect on the retail business. For the wholesale segment no single customer made up more then 10% or more of the wholesale sales and therefore the loss of any one customer would not have a significant effect on the wholesale business.

Research and development

The Company did not engage in any material research and development activities during the past two years.

Environmental matters

The Company is not aware of any federal, state or local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, that will materially effect out net earnings or competitive position, or result in material capital expenditures. However, we cannot predict with certainty the potential effect on our operations of possible future environmental legislation or regulations. During 2005, there were no material capital expenditures for environmental control facilities and no such material expenditures are anticipated.

Suppliers

The Company depends on a broad selection of high quality, brand-name products to offer its customers. In turn the success of the Company is dependant on satisfactory and stable supplier relationships. The Company enters into supply and/or distribution agreements with its major suppliers. The loss of or disruption in supply from any one of these major suppliers could have a material adverse effect on our revenue and earnings. The Company has not experienced any significant difficulty in maintaining satisfactory sources of supply.

Intellectual Property

The Company believes that it owns intellectual property including the trade names The Wireless Age, mmwave, AC Simmonds & Sons, iMobile and Midland in addition to several supplier agreements and distribution agreements. The Company believes that the intellectual property is an important asset and the Company is not aware of any facts that could negatively impact our continuing use of any of our intellectual property. In accordance with the accounting principles generally accepted in the United States (GAAP), our balance sheets only include the cost of acquired intellectual property.

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

Concurrent with the acquisition, Brad Poulos, former President of mmwave was appointed to the newly created position of President of Wireless Age Communications, reporting to John Simmonds. Glenn Poulos, who founded mmwave in 1991 and served as its president until 1998, has returned to resume the presidency of mmwave. Brad Poulos has also been appointed to the Company's Board of Directors.

The mmwave acquisition was consummated through a series of agreements among the Company, its wholly owned subsidiary 1588102 Ontario Inc. ("1588102") and the former shareholders of mmwave (collectively the "Vendors"). Company and 1588102 entered into a Share Exchange Agreement with the Vendors to acquire all the issued and outstanding common shares of mmwave in exchange for 4,500,000 Class B Exchangeable Shares of 1588102. Each of the Exchangeable Shares is exchangeable for one share of Company Common Stock which has been issued into the escrow of an escrow agent until such exercise date. After giving effect to the 4.5 million shares of Company common stock issued in connection with the mmwave acquisition, the number of Company shares beneficially owned by the former shareholders of mmwave in the aggregate constitutes 15.8% of the approximately 28 million issued and outstanding shares of Company common stock. Brad Poulos, the new President of the Company and Glenn Poulos, the President of mmwave, each indirectly beneficially own approximately 1,350,000 shares of Company common stock, with each such holding constituting approximately 4.7% of the Company issued and outstanding common stock. Each of the holders of the Exchangeable Shares may direct the escrow agent to vote the Company shares and deliver dividends and distributions issued in respect of such Exchangeable Shares in accordance with the instructions of the respective holder. In addition, the holders of the Exchangeable Shares are entitled to a preference over the Wireless Age common shares and any other shares of Wireless Age with respect to the payment of dividends and on a liquidation distribution. Prior to the fifth anniversary of the date of the mmwave acquisition, the Exchangeable Shares may be exercised at any time by any of the Vendors for a same amount of escrow shares.

Acquisition of Knowlton Pass Electronics Inc.

Wireless Age acquired Knowlton Pass Electronics Inc. (Knowlton Pass) on July 31, 2005. As part of the transaction, David MacKinnon joined the Company as an employee. David MacKinnon became Chief Technology Officer. David MacKinnon was formerly a Vice-President of Lavalin Inc. and CEO of E-Concept Inc. He is the holder of several technology patents.

On October 15, 2004, Knowlton Pass entered into a strategic agreement with MaxTel Wireless Inc. (MaxTel) to manage and further develop the combined wireless communications business in the Niagara, Ontario, Canada corridor. The development of the combined business is known as our "Wireless Works" initiative.

On July 26, 2004, Wireless Age announced that it had agreed to fund the development of the Knowlton Pass business plan by way of a loan. Under the terms of the Knowlton Pass agreement the Company agreed to fund development of the project through draws of no more than $80,000 (CAD$100,000) per month. The Company also had an option (but not the obligation) to acquire all of the issued and outstanding Knowlton Pass common shares between September 1, 2004 and January 2, 2005 in exchange for 540,000 shares of Wireless Age common stock. On January 2, 2005, the Company mutually agreed by verbal consent with the shareholders of Knowlton Pass to extend the expiration date of the option, on the same terms and conditions as the original option except with respect to such expiration date, until the close of business May 31, 2005. On May 31, 2005 both parties agreed to extend the expiration date to July 31, 2005. On July 31, 2005 the Company closed the acquisition of Knowlton Pass in escrow. During the escrow period, the Company had the right to perform further due diligence on Knowlton Pass. On October 14, 2005, after having completed further due diligence, the transaction was released from escrow.

New Business Relationships

Recently the Company consummated several new business relationships, including:

      o Parsons Corporation to commission Wi-Fi hot-spots in 18 VIA Rail stations and lounges across Ontario and Quebec.
      o City of Niagara Falls, ON, Canada for the provision of Land Mobile Radio (LMR) Services to the Niagara Falls Fire Department (NFFD) through its networks operating division - Wireless Works.
      o     Colubris Networks a global provider of Multi-Service Wireless LAN
            (WLAN) systems for enterprises and service providers.

In addition mmwave reported that it had WiMAX product available for its carrier and Wireless ISP customers.

Resignation of John Simmonds as CEO and Appointment of Brad Poulos

John Simmonds resigned as the Company's CEO, effective as of September 12, 2005. John Simmonds has served as the Company's Chief Executive Officer since March of 2003. John Simmonds will continue to serve as the Chairman and a member of the Company's Board of Directors. Brad Poulos, the Company's President, will now also serve as Chief Executive Officer. Brad Poulos served as the President of the Company's subsidiary mmwave Technologies Inc. from 1998 to 2005 and became the Company's President and one of its directors upon the Company's acquisition of mmwave in March of 2005.

Termination of Simmonds Mercantile and Management Inc. Management Services Agreement

On September 30, 2005, the Company agreed with Simmonds Mercantile and Management Inc. ("SMMI") to terminate the Management Services Agreement between the Company and SMMI.

On May 1, 2003 the Company entered into a Management Services Agreement with Simmonds Capital Limited for the executive management services of John Simmonds, as CEO, Carrie Weiler, as Corporate Secretary, Gary Hokkanen, as CFO, as well as other non-executive level individuals on a time to time basis, for a monthly fee of $35,000. As stated above, John Simmonds resigned as CEO of the Company on September 12, 2005 and Brad Poulos was appointed as CEO on September 12, 2005. As John Simmonds was no longer providing executive management services to the Company as CEO, on September 30, 2005, the Company negotiated the termination of the Management Services Agreement effective October 1, 2005.

Pursuant to the terms of the Termination Agreement the Company agreed to pay a Break Fee represented by a payment of $100,000 (CAD$118,000) paid in two equal amounts of $50,000 (CAD$59,000) on October 3, 2005 and October 14, 2005. The Break Fee represented less than three months fees of the remaining seven months of the Agreement. The Company also agreed to offer employment to Gary Hokkanen, Wireless Age's Chief Financial Officer who had been remunerated prior to termination through the Management Services Agreement on customary terms for such position directly by Wireless Age. The Company also agreed to offer Carrie Weiler, Wireless Age's Corporate Secretary who had also been remunerated prior to termination through the Management Services Agreement, a Consulting Agreement on customary terms for such position directly by Wireless Age.

Strategic Investment in Midland International Corporation

On January 14, 2005, the Company issued to L&M Specialties, Inc. 225,000 restricted shares of Common Stock in exchange for 400,000 Azonic Corporation common shares. The transaction was privately negotiated between the Company and L&M Specialties, Inc. Azonic subsequently changed its name to Midland International Corporation. As of the date of this Report, the Company has a 16% interest in Midland International Corporation.

Change in Address

Effective November 1, 2005, mmwave Technologies, Inc. and the corporate offices of the Company were moved to 6200 Tomken Road, Unit A, Mississauga, Ontario, L5T 1X7, Canada.

TCE Capital Corporation Financing

On January 17, 2006, the Company entered into a CAD$1,500,000 (approximately US$1,300,000) financing arrangement with TCE Capital Corporation through its majority owned subsidiary Wireless Age Communications Ltd. and its wholly owned subsidiary Wireless Source Distribution Ltd.

Item 2. Description of Property.

The executive offices of Wireless Age are located at 6200 Tomken Road, Unit A, Mississauga, Ontario, Canada, L5T 1X7 (tel. 905-696-2850). mmwave's offices are located at 6200 Tomken Road, Unit A, (tel. 905-696-2800). Wireless Canada's and Wireless Source's offices are located at 1408 Broad Street, Regina, Saskatchewan, Canada, S4R 1Y9 (tel. 306-751-7720, fax 306-751-7726). Knowlton Pass' offices are located at 4100 Victoria Avenue, Vineland, Ontario, Canada (tel. 905-562-9545, fax 904-562-9560). The Wireless Canada and Wireless Source offices, consist of approximately 4,000 square feet and are leased until November 2005. Wireless Canada's retail operations consist of nine retail stores located in Saskatchewan and Manitoba, Canada. The Company also rents tower sites within the Knowlton Pass entity. The following is a summary of the retail, warehouse and office locations:

     Address                                       Square Feet         Leased/Owned     Expiry of Lease
     6200 Tomken Road, Unit A, Mississauga              37,000         Leased           October 2010
     1408B Broad Street, Regina (office)                 2,000         Leased           May 2006
     4100 Victoria Avenue, Vineland, Ontario             2,000         Leased           Month to month

Retail:
     2223 Victoria Ave. East, Regina                       675         Leased           October 2006
     1401 Broad Street, Regina                           3,996         Leased           November 2010
     4131 Rochdale Blvd., Regina                         1,255         Leased           March 2009
     2325 Preston Ave., Saskatoon                          403         Leased           September 2006
     300 Circle Dr., Saskatoon                           3,250         Leased           July 2010
     105-3393 Portage Ave. Winnipeg                      1,545         Leased           November 2008
     Unit 76, Cityplace, Winnipeg                          576         Leased           June 2007
     Unit 247-393 Portage Ave., Winnipeg                   777         Leased           November 2011
     Unit 209, Garden City Center, Winnipeg              2,071         Leased           December 2008

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

Item 3. Legal Proceedings.

A former employee of mmwave Technologies Inc. filed a Writ of Summons in the Supreme Court of British Columbia on March 1, 2005 making a claim of wrongful dismissal in an indeterminate amount. On May 6, 2005 the Company filed a Statement of Defence and Counterclaim. On October 12, 2005 the Supreme Court of British Columbia issued a Notice of Trial for April 16, 2007. Management believes the suit is without merit and has not provided a reserve for this claim due to the uncertainty of the outcome and the inability to estimate the loss. The Company will recognize the loss when incurred, if any.

To the knowledge of the Company, there are no other material pending legal proceedings to which the Company is a party or of which any of its property is subject and Company management is not aware of any threatened proceedings by any other person, organization or governmental authority.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter 2005.

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


             --------------------------------------------------
             Quarter Ended                    High         Low
             --------------------------------------------------
             March 31, 2004                   $3.48       $1.49
             --------------------------------------------------
             June 30, 2004                    $1.72       $1.35
             --------------------------------------------------
             September 30, 2004               $1.67       $0.79
             --------------------------------------------------
             December 31, 2004                $0.91       $0.58
             --------------------------------------------------
             March 31, 2005                   $0.86       $0.41
             --------------------------------------------------
             June 30, 2005                    $0.63       $0.49
             --------------------------------------------------
             September 30, 2005               $0.55       $0.39
             --------------------------------------------------
             December 31, 2005                $0.49       $0.30
             --------------------------------------------------

Shareholders

As of December 31, 2005, the Company had approximately 4,000 shareholders of record.


Dividends

The Company does not expect to pay a cash dividend on its common stock in the foreseeable future. Payment of dividends in the future will depend on the Company's earnings and its cash requirements at that time.



2005 Equity Securities Issuances


On January 10, 2005, the Company issued to Rosemary Sim, the spouse of former director Robert Sim, 61,200 restricted shares of the Company's Common Stock in exchange for 30,000 shares of Wireless Canada held by Rosemary Sim. The issuance of the foregoing securities by the Company was made pursuant to the exemption from registration provided by Regulation S promulgated under the Securities Act.

On January 14, 2005, the Company issued to L&M Specialties, Inc. 225,000 restricted shares of Common Stock in exchange for 400,000 Azonic Corporation common shares. The transaction was privately negotiated between the Company and L&M Specialties, Inc. The issuance of the foregoing securities by the Company was exempt from registration in reliance on Section 4(2) of the Securities Act.

On March 4, 2005, the Company issued 4,500,000 shares of its common stock for all the issued and outstanding common shares of mmwave Technologies Inc. The mmwave acquisition was consummated through a series of agreements among Wireless Age, its wholly owned subsidiary 1588102 Ontario Inc. ("1588102") and the former shareholders of mmwave: Brad Poulos, Brad Poulos Holdings Inc., Glenn Poulos, Glen Poulos Holdings Inc., Sylvain Lafreniere and Sylvain Lafreniere Holdings Inc. (collectively the "Vendors"). Wireless Age and 1588102 entered into a Share Exchange Agreement with the Vendors to acquire all the issued and outstanding common shares of mmwave in exchange for 4,500,000 Class B Exchangeable Shares of 1588102. Wireless Age, 1588102, and the law firm of Segal, Talarico, Habib, Molot LLP ("STHM") also entered into a Voting and Exchange Agency Agreement (the "Agency Agreement") pursuant to which 4,500,000 shares of Wireless Age common stock (the "Escrow Shares") were issued to STHM, as agent for the Vendors and STHM agreed to act as a voting and escrow agent on behalf of the Vendors. Wireless Age, 1588102 and STHM also entered into a Support Agreement under which the general terms and conditions of the exchange of the 1588102 Class B Exchangeable Shares are to be governed. Under the general terms of the Class B Exchangeable Shares, the Vendors have the right to exchange the Class B shares into the Escrow Shares at any time over the next 5 years. Prior to the exercise of such exchange rights, STHM will be the owner of record of the Escrow Shares and will retain power to vote the Escrow Shares in regard to any and all matters presented to vote or consent of the Wireless Age stockholders. Under the terms of the Agency Agreement, STHM, in its capacity as agent, is to act in regard to such matters only in accordance with instructions given by the Vendors, respectively. In the event that any of the Vendors do not give instructions, STHM in its capacity as agent shall abstain from voting with respect to any such attributable Exchangeable Shares and the corresponding Escrow Shares. Other than acting in accordance with the specified provisions for release of the Wireless Age Escrow Shares upon exercise of exchange rights underlying the Exchangeable Shares or pursuant to other action required in the Support Agreement and the Agency Agreement, respectively, STHM does not have any powers of disposition over the Wireless Age Escrow Shares. All of such Exchangeable Shares and the Escrow Shares were issued pursuant to the exemption from registration provided under Regulation S promulgated under the Securities Act.

As of September 16, 2004, the Company issued 700,000 restricted common shares to Phantom Fiber Corporation in exchange for all of the issued and outstanding shares of Prime Battery Products Limited, pursuant to the terms and conditions of a Purchase and Sale Agreement (the "Prime Battery Purchase and Sale Agreement") dated as of September 16, 2004. Pursuant to the terms and conditions of the Prime Battery Purchase and Sale Agreement, an additional 50,000 shares was issued by the Company to Phantom Fiber Corporation as of each of November 30, 2004, February 28, 2005 and June 6, 2005. The transaction was privately negotiated between the Company and Phantom Fiber Corporation. The issuance of the foregoing securities by the Company was exempt from registration in reliance on Section 4(2) of the Securities Act.

On July 31, 2005, the Company issued 540,000 shares of its common stock for all the issued and outstanding common shares of Knowlton Pass Electronics Inc. The Knowlton Pass acquisition was consummated through a series of agreements among Wireless Age, its wholly owned subsidiary Marlon Distributors Ltd. ("Marlon") and the former shareholders of Knowlton Pass: David MacKinnon, Rosemary Gilbert, Joshua MacKinnon and James S. Hardy (collectively the "Vendors"). Wireless Age and Marlon entered into a Stock Purchase Agreement with the Vendors to acquire all the issued and outstanding common shares of Knowlton Pass in exchange for 540,000 shares of Wireless Age common stock. Wireless Age, Marlon and the Vendors also entered into an Escrow Agreement pursuant to which Wireless Age has the right to perform further due diligence on Knowlton pass until October 1, 2005. All of shares were issued pursuant to the exemption from registration provided under Regulation S promulgated under the Securities Act.

On October 14, 2005, the Company issued 100,000 shares of its common stock to Agora Investor Relations Corp. as partial payment for financial consulting services provided over a 12 month period beginning on October 1, 2005. Such services were valued by the Company at $35,700. The transaction was privately negotiated between the Company and Agora Investor Relations Corp. The issuance of the foregoing securities by the Company was a private transaction made in reliance on Section 4(2) of the Securities Act.

No stock repurchases were made during 2005.

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

Overview

The Company operates its business through several subsidiaries and are classified into two operating segments;

         1) Retail, and
         2) Commercial.

Wireless Age's Retail segment is operated through its subsidiary Wireless Age Communications Ltd., which is in the business of operating retail cellular and telecommunications outlets in cities in Western Canada. In addition, the Company operates its Commercial operating segment through its wholly owned subsidiaries Wireless Source Distribution Ltd., Prime Wireless Corporation, Marlon Distribution Ltd., mmwave Technologies Inc. and Knowlton Pass Electronics Inc. which are in the business of distributing wireless products, operating and building wireless networks.

Wireless Age's business operations primarily focus on provision of wireless telecommunications systems products and service solutions to wholesalers, distributors, retailers and end-users in Canada. Wireless Age operates 9 retail stores, a corporate sales force, a rental center and service department focused on selling wireless solutions. The Company maintains significant business relationships with SaskTel, the leading full service communications company in Saskatchewan, and Manitoba Telecom Services in Manitoba. The Company's presence in the cellular, land mobile radio, satellite, fixed wireless and battery solutions markets allows it to bundle a full spectrum of products at the distributor, wholesaler and retail level across Canada.

Although the Company operates exclusively in the wireless communications sector, management has taken steps over the last year to diversify operations so that not all of the revenues are from retail operations. Management's efforts have resulted in approximately one-half of consolidated revenues arising from Commercial operations during the twelve month period ended December 31, 2005. The Company has also entered into several agreements to further diversify operations that it expects to affect future results, as discussed in the Recent Developments section elsewhere in this report.

Results of Operations

Twelve Months Ended December 31, 2005 and 2004

The Company recorded a net loss of $4,639,894 during the twelve month period ended December 31, 2005 compared to a loss of $2,043,372 in the comparative period a year ago. The losses for fiscal year 2004 and 2005 arise substantially from write downs of goodwill and intangible assets. During fiscal 2005 the Company recorded a write down of $5,130,334 and during fiscal 2004 the Company recorded a write down of $1,216,146. These impairment losses are associated with intangible assets and goodwill acquired in the Company's Commercial segment over the last three years. All of the Commercial business segment acquisitions occurred when the Company's common stock trading price were substantially higher. The acquisitions were all completed using the Company's common stock as consideration. The Company recorded substantial amounts of goodwill in these acquisitions resulting in a relatively large proportion of the Company's assets consisting of goodwill and intangibles. Over the last two fiscal years management has reviewed the carrying value of these assets and has made a determination that a write down of carrying value was warranted.

Consolidated Revenues

Consolidated revenues during the twelve month period ended December 31, 2005 were $24,225,811 compared to $15,209,161 during the twelve month period ended December 31, 2004. This represents a 59% increase in revenues year over year. 34% of the growth arises from the Marlon, mmwave and Knowlton Pass acquisitions while 25% arises from organic growth.

Retail Segment Revenues

Retail segment revenues were $11,332,696 for the twelve month period ended December 31, 2005 compared to $8,753,521 for the comparative period ended December 31, 2004. The Retail revenues are generated from 9 retail stores in Regina, Saskatoon and Winnipeg, Canada. The year over year growth in revenues was 29% and can be considered all organic growth.

Retail segment revenues during the year ended December 31, 2005 and 2004 can be broken down into the following subcategories:

                                                         2005            2004
                                                         ----            ----
Cellular hardware, radios and accessories            $7,799,684      $5,905,295
Activation commissions and residuals                  3,119,622       2,609,134
Equipment rentals                                       413,390         239,092
                                                    ----------------------------
Total Revenue                                       $11,332,696      $8,753,521


Cellular hardware, radios and accessories sales are transaction based sales which grew approximately 32% year over year. Activation commissions are earned when a customer enter into contracts on a multi year basis with one of our two major telephone carriers. The Company also receives residual payments from the carriers based on the usage of the client under contracts sold through our channel. Activation commissions and residual payments grew by approximately 20% during fiscal 2005. Equipment rental revenue is generated when clients rent handsets or radios. Management was successful in growing rental revenue by approximately 73% year over year.

Management believes that retail sales of cellular hardware will be stable and continue to rise as the acceptance and availability of wireless technology continues to grow and as a portion of the current subscribers upgrade their hardware. Management also believes that the Company will continue to grow by adding new contracts, however residual revenues are under pressure from carriers who are taking steps to improve the profitability of their businesses.

Commercial Segment Revenues

Commercial segment revenues were $12,893,115 for the period ended December 31, 2005 compared to $6,455,640 for the same period ended December 31, 2004. These revenues represent the sale of wireless services, equipment, test and integration solutions. The year over year growth of Commercial segment revenues was 96%. Of the 96% in growth 85% arose from the Marlon, mmwave and Knowlton Pass acquisitions while 11% arose from organic growth.

The Company plans to aggressively grow the Commercial segment over the next few years by strengthening it's relationship with vendors and by providing a strong line-up of high quality wireless products to valued customers. Management is attempting to convert a substantial portion of the Commercial segment from one time transaction based sales to recurring revenue in nature. The acquisition of the Knowlton Pass as described earlier is an important vehicle for this type of revenue shift.

Consolidated Gross Profit

Consolidated gross profit during the twelve month period ended December 31, 2005 was $7,872,531 compared to $5,015,795 for the comparative period in 2004. Gross profit as a percentage of sales was 32.5% in 2005 and 33.0% in 2004. As the Commercial business segment becomes a larger proportion of the overall business, the Company expects that gross profit as a percentage of revenue will decline.

Retail Segment Gross Profit

Retail segment gross profit during the twelve month period ended December 31, 2005 was $4,840,241 compared to $4,140,644 for the comparative period in 2004. Gross profit as a percentage of sales was 42.7% in 2005 and 47.3% in 2004. Retail gross profits are higher than those in the Commercial segment because they are affected by residual payments received from carriers that do not have a direct cost of sale. The year over year reduction in gross profit as a percentage of revenues within the Retail segment is reflective of the pressures applied by carriers to reduce handset prices and hence margins to retailers. A proportionately higher portion of gross profits are earned through activation commissions and handset sales.

Commercial Segment Gross Profit

Commercial segment gross profit during the twelve month period ended December 31, 2005 was $3,032,290 compared to $875,151 for the comparative period in 2004. Gross profit as a percentage of sales was 23.5% in 2005 and 13% in 2004. Commercial segment gross profits are generally less than the Retail segment gross profits. The increase in Commercial segment gross profit on a percentage of sales basis is attributable to the acquisitions made by the Company during fiscal 2005. Prior to these acquisitions the Commercial segment consisted substantially of prepaid card distribution business that is carried out at very low gross margins.

Consolidated Operating Expenses

Consolidated selling and administrative expenses during the twelve month period ended December 31, 2005 were $7,480,771 compared to $5,072,689 during the twelve month period ended December 31, 2004. Consolidated selling and administrative expenses of the Company are expected to rise over the next few years due to acquisitions and additional infrastructure required to facilitate the anticipated growth of the Company. The bulk of the incremental costs are expected to be employment costs of additional employees.

Consolidated selling and administrative expenses, during the twelve month period ended December 31, 2005 are as follows:

                                       2005         2004
                                       ----         ----
 General & administrative           1,155,337     994,816
 Occupancy                            855,453     571,307
 Professional fees                  1,115,133   1,216,105
 Wages & Benefits                   4,354,848   2,290,461
                                    ----------------------
 Total                              7,480,771   5,072,689


Wages and benefits increased from $2,290,461 during the year ended December 31, 2004 to $4,354,848 during the year ended December 31, 2005. The increase in wages and benefits is a result of the acquisition of mmwave and Knowlton Pass.

General and administrative expenses, which consist of travel, entertainment, automotive, advertising, office and other general miscellaneous costs, totaled $1,155,337 during the twelve month period ended December 31, 2005 compared to $994,816 in the prior year. Occupancy costs, which consist of rent, insurance, telephone, utilities and maintenance, totaled $855,453 during the twelve month period ended December 31, 2005 compared to $571,307 in the comparative period in the prior year. The increase in general and administrative expenses can be directly attributed to the acquisitions of mmwave and Knowlton Pass. Professional fees, which consist of legal, accounting, directors fees, management fees and other miscellaneous similar costs, totaled $1,115,133 during the twelve month period ended December 31, 2005 and $1,216,105 in the prior year.

Amortization expense during the twelve month period ended December 31, 2005 was $380,916 compared to $239,312 during the comparative period in the prior year. Amortization expense represents the continued amortization of the Company's capital assets acquired in acquisitions and the amortization of fair market value of the residual premiums acquired in the Retail operating segment

In accordance with SFAS No 142, "Goodwill and Other Intangible Assets" goodwill and intangible assets are reviewed for impairment on an annual basis. During fiscal 2005 the Company wrote down intangible assets and goodwill by $5,130,334 and during fiscal 2004 the Company recorded an impairment loss on intangible assets and goodwill of $1,216,146. As a result of several factors including the Company's decrease in market capitalization over the prior twenty four months, changing market conditions in the Commercial business segment, and a change in direction or business philosophy from transaction based sales to a recurring revenue business model, a portion of goodwill at December 31, 2005 was determined to be impaired and was written down by $4,070,754 from $5,537,954 to $1,467,200. It was also determined that the intangible assets associated with the certain distribution rights were impaired as at the fourth quarter of fiscal 2005 and were also written down by $1,059,580 to zero. During fiscal 2004 a portion of goodwill was determined to be impaired and was written down by $844,651and intangible assets associated with certain customer lists was determined to be impaired and was also written down by $371,495, to zero.

Other expenses totaled $174,247 during the twelve month period ended December 31, 2005 and compared to other expenses of $531,020 in the comparative period in the prior year.

                                                     2005        2004
                                                     ----        ----
Interest expense                                    62,538     102,076
Foreign exchange losses                             (3,394)    (57,153)
Non-operating interest expense, net                      -     131,580
Loss on investments                                (35,853)    138,572
Loss on termination of acquisition                       -     179,635
Share of loss of equity accounted investment       150,956      34,775
Non-controlling interest                                 -       1,535
                                               -------------------------
Total                                              174,247     531,020

Interest expense totaled $62,538, during the twelve month period ended December 31, 2005 and $102,076 during the twelve month period ended December 31, 2004. Interest expense is recorded by the Company on bank indebtedness, term loans and notes payable.

During the year ended December 31, 2005, the Company recorded foreign exchange gains of $3,394 arising from the translation of Canadian dollar denominated assets and liabilities into US dollars during a period of appreciating Canadian dollar vis-a-vis the US dollar. During the year ended December 31, 2004 the Company recorded foreign exchange gains totaling $57,153 on the same basis as fiscal 2005.

In fiscal 2005 the Company recorded a gain of $35,853 on the disposal of common shares of RELM Wireless Corporation acquired through the exercise of certain warrants that the Company acquired early in the year. The Company sold 103,853 shares of RELM for net proceeds of $201,198 which had a cost base of $165,345.

During the twelve month period ended December 31, 2005 the Company acquired an additional 400,000 common shares of Midland International Corporation a publicly traded entity listed on the NASD Over-the-Counter-Bulletin-Board in exchange for 225,000 shares of the Company's stock.

This investment is recorded using the equity method so the account was adjusted during the period as follows:

         Balance at Dec 31, 2004                    $     4,725
         Additional investment in Midland               158,738
         Share of loss of Midland                      (150,956)
                                                    ------------
                                                    $    12,507
                                                    ============

During fiscal 2004 the Company recorded $34,775 as its share of Midland's losses.

At December 31, 2004 the Company recorded a loss of $179,635 on the termination of the 479645 Alberta Ltd. acquisition. The Company provided a refundable deposit to 479645 Alberta Ltd. in the amount of $83,195 and incurred additional legal and accounting costs totaling $96,440 prior to termination of the proposed acquisition. Based on our mutual consent with 479645 Alberta Ltd. the refundable deposit was utilized to pay a portion of the legal and accounting costs. The Company wrote off all associated amounts with the proposed acquisition at December 31, 2004.

Non-operating interest expense during fiscal 2004 included interest income of $214,000 on $2,250,000 8% convertible subordinated promissory notes of RELM Wireless Corporation offset by; (1) $160,000 financing fee associated with the short term promissory note issued to acquire the RELM notes and (2) interest expense of$185,580 on the short term promissory note.

The $138,572 net loss on investments during fiscal 2004 can be summarized as follows:

Loss on disposal  of RELM  convertible  subordinated
promissory note receivable                                       $      170,000
Legal associated with RELM merger proposal                               50,912
Gain on disposal of Globetech Ventures Corp. common shares
                                                                    (    34,492)
Gain on  disposal  of Pivotal  Self  Service  Technologies  Inc.
common shares                                                       (   240,000)
Loss on termination of licensing agreement                              144,563
Miscellaneous licensing costs                                            47,589
                                                                 ---------------
                                                                 $      138,572
                                                                 ===============

During fiscal 2004 the Company recorded other expenses associated with the non-controlling interest in Wireless Age Communications Ltd. (the Retail operating segment) totaling $1,535 compared to zero in the current year.

Loss per share for the twelve month period ended December 31, 2005 was $0.17. The loss per share was $0.09 during the twelve month period ended December 31, 2004.

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

Effective January 1, 2004, the Company adopted SFAS No 142, "Goodwill and Other Intangible Assets". SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under prescribed conditions) for impairment in accordance with this statement. If the carrying amount of the reporting unit's goodwill or indefinite-lived intangible assets exceeds the implied fair value, an impairment loss is recognized for an amount equal to that excess. Intangible assets that do not have indefinite lives are amortized over their useful lives. The adoption of SFAS No. 142 did not impact the results of operations or financial position because the Company had no goodwill or indefinite-lived intangible assets at December 31, 2004 and 2001.

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

Financial Condition

The Company's total assets increased from $9,473,694 at December 31, 2004 to $10,072,392 at December 31, 2005. The increase in total assets during the year ended December 31, 2005 is primarily the result of the mmwave and Knowlton Pass acquisitions.

Current assets increased from $4,132,971 at the beginning of the year to $7,070,289 at the end of fiscal 2005. Current assets at December 31, 2005 consisted of cash balance of $795,339, accounts receivable of $3,081,967, inventories of $1,556,931, current portion of due from related of $758,004, deferred tax assets of $668,000 and prepaid expenses of $210,048. The Company acquired approximately $2.5 million in current assets through the acquisition of mmwave and Knowlton Pass.

Capital assets, net of accumulated depreciation increased from $405,220 at December 31, 2004 to $1,178,780 at December 31, 2005. The increase is the result of the business acquisitions, capital assets purchased and amortization taken during the year. Approximately $300,000 in capital assets were acquired through acquisitions. The Company also began to build out the Knowlton Pass network during the fourth quarter of fiscal 2005 accounting for substantially the remainder of the increase in capital assets.

Due from related parties grew from $104,189 (reflected as $203,066 due from related parties offset by $98,877 due to related parties) at December 31, 2004 to $841,994 as at December 31, 2005. The December 31, 2005 balance of $841,994 is classified as a current asset of $758,004 and a long term asset of $83,990. The increase is primarily attributable to related party receivable acquired in the mmwave acquisition and a note receivable issued by Midland International Corporation to Wireless Age representing amounts owed for management services provided by the Company to Midland International and cash advances made by Wireless Age to Midland. All of the balances are current assets except a long term portion ($83,990) of a note receivable associated with a related part of mmwave.

The Company's investments increased from $4,725 at December 31, 2004 to $32,507 at December 31, 2005. The Company's investments consist of an investment in Midland International Corporation and Infinity Capital Group, Inc. The Company holds a 16% interest in Midland and a less than 4% interest in Infinity. The increase arises from an increase in the Midland investment of $158,738 (the Company acquired another 400,000 Midland common shares during the year) exceeding the Company's share of losses recorded ($150,956) through the income statement. In addition the Company invested $20,000 in Infinity common shares during the year.

Intangible assets decreased from $1,388,163 at the beginning of fiscal 2005 to $239,626 at December 31, 2005. Normal amortization of intangible assets accounted for $88,957 of the reduction and the remainder of $1,059,580 was an impairment charge of $1,059,580 as described under Results of Operations.

Goodwill associated with acquisitions that have occurred over the last three years decreased from $3,145,419 at December 31, 2004 to $1,467,200 at December 31, 2005. The decrease is the result of an impairment charge of $4,070,754 exceeding the amount of goodwill acquired ($2,392,535) in the mmwave, Knowlton Pass acquisitions and the goodwill recorded through the acquisition of an incremental portion of the non-controlling interest in the Company's majority owned subsidiary Wireless Age Communications Ltd. For a more detail explanation of the goodwill impairment charge please refer to Results of Operations elsewhere in this report.

Total liabilities of the Company increased from $4,018,309 at December 31, 2004 to $7,087,008 at December 31, 2005. The increase is the result of the business acquisitions. The increase in total liabilities is the result of acquisitions made during the year.

Current liabilities increased from $3,946,663 at the beginning of the year to $6,938,771 at the end of the year. Through the acquisition of mmwave the Company acquired a $620,000 (CAD$750,000) line of credit which as drawn approximately $344,684 at year end. Accounts payable increased from $3,637,210 at December 31, 2004 to $6,177,116 at December 31, 2005. Shortly after year end the Company closed a CAD$1,500,000 (approximately US$1,300,000) financing (see Recent Developments) the proceeds of which were used to reduce accounts payable balances. The Company had customer deposits and deferred revenue from prepaid services and warranty contracts totaling $307,177 ($209,712 of which is reflected in current liabilities). The Company owes $191,743 ($159,254 of which is reflected in current liabilities) as shareholder loans to former shareholders of mmwave. Current portion of long term debt decreased from $196,645 at December 31, 2004 to $48,005 at December 31, 2005.

Non-controlling interest decreased from $25,198 at December 31, 2004 to $1,283 at December 31, 2005 as a result of the additional acquisition of an incremental portion of the Company's majority owned subsidiary Wireless Age Communications Ltd. As at December 31, 2005, the Company holds approximately 99.7% of this entity.

The stockholders' equity decreased from $5,455,385 at December 31, 2004 to $2,985,384 at December 31, 2005. The decrease is attributable to:

      o an increase in common stock and additional paid-in capital of $2,146,031 arising from issuances of an aggregate of 5,576,200 common shares for acquisition of operating subsidiaries and investments, earnout arrangements on previous acquisitions or for consulting services provided,
      o an increase in other comprehensive income of $23,862 associated with foreign currency translation differences of Canadian dollar denominated consolidating financial statements, and
      o offset by the loss of $4,639,894 for the year including the write down of intangible assets.

Liquidity and Capital Resources

As at December 31, 2005, the Company had current assets of $7,070,289 and current liabilities of $6,938,771, indicating working capital of approximately $132,000 down from approximately $186,000 at the beginning of the year. The Company's working capital ratio decreased marginally from 1.05 at the beginning of the year to 1.02 at December 31, 2005. The decrease in working capital is a function of rising operating levels and the Company investing substantially all excess internally generated cash into the Knowlton Pass networks opportunity. Management intends to improve its working capital position through aggressive asset based lenders, other measures available to the Company at its current stage of maturity and funding the development of the networks opportunity through other sources. The Company's debt to tangible net worth increased from
4.4 at the beginning of the year to 5.3 at December 31, 2005. The increase in the debt to tangible net worth ratio is also reflective of the Company funding the acquisition of long term network assets first through excess current working capital.

Cash provided by operating activities amounted to $1,266,056 during fiscal 2005, primarily as a result of the net loss adjusted for non cash items and various changes in operating assets and liabilities. Cash used in investing activities during the year amounted to $957,505, primarily consisting of cash used to acquire capital assets and investments offset by cash generated from the sale of securities and cash acquired in acquisitions. Cash used in financing activities during the year amounted to $313,332 and represented amounts advanced to related parties, repayment of debt including shareholder loans offset by an increase in bank indebtedness. The cumulative affect of all these changes resulted in a net decrease in cash of $4,781 for the twelve month period ended December 31, 2005.

Management plans to grow the wireless business internally and will possibly consider acquisitions utilizing the Company's common stock at strategic points in time. Current common stock shareholders may expect to experience dilution as the Company grows in size.

Management is confident that the stable WACL, mmwave and Wireless Source subsidiaries form a strong base on which it can build. Additional funding may be required for acquisitions, additional working capital. Management plans to raise the necessary capital in an appropriate mixture of short term debt secured primarily on the liquid assets of the Company and its newly acquired businesses, long term debt, subordinated debt and equity private placements. There can be no assurance that we will be able to raise this funding as when needed.

Off-Balance Sheet Arrangements

The Company does not have any material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

On December 19, 2005, the Company filed a registration statement with respect to the sale of up to approximately 1.4 million shares of Common Stock by certain of its shareholders. The Company will not receive any of the proceeds from a sale of the shares by such selling stockholders.

      Contractual obligation and commitments

      The Company has a variety of contractual debt obligations and other commercial commitments that represent prospective cash requirements in addition to any capital expenditure programs. The following is a summarized table of contractual obligations. See additional details in Notes 9 and 13 to the Consolidated Financial Statements.

                                                             Total          Short-term         1-3 Years         4-5 Years
Notes payable (principal portion)                           240,000           208,000            32,000                 -
Note payable (interest portion)                              22,000            15,000             7,000                 -
                                                   -----------------------------------------------------------------------
                                                            262,000           223,000            39,000                 -
Premise lease                                             2,375,633           615,925         1,094,973           664,735
                                                   -----------------------------------------------------------------------
Total cash obligations                                    2,637,633           838,925         1,133,973           664,735
                                                   =======================================================================

In addition the Company is contractually obligated as follows:

      1. To issue up to 150,000 shares of its common stock under warrants exercisable at $2.00 per share.

Controls and Procedures

The Company maintains a system of disclosure controls and procedures that are designed to provide reasonable assurance that material information related to the Company, including our consolidated subsidiaries, is made known to our Chief Executive Officer and our Chief Financial Officer on a regular basis. The Company's Board of Directors, operating through its Audit Committee, which is composed entirely of independent outside directors, provides oversight to our financial reporting process. Management has reviewed this system of disclosure controls and procedures as of the end of the period covered by this report. The results of such evaluation were presented to the Audit Committee of the Board of Directors. On the basis of such evaluation, our CEO and CFO concluded there were no significant deficiencies or material weaknesses in the Company's disclosure controls and procedures and that the design and operation of these disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Securities and Exchange Act of 1934 is recorded, processed, summarized and reported within the time period specified in SEC rules and forms. The CEO and CFO have concluded that the disclosure controls and procedures are effective at a reasonable level as of the evaluation date of this report.

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

                           December 31, 2005 and 2004

                             (Stated in US Dollars)

                    REPORT OF INDEPENDENT REGISTERED AUDITORS






To the Stockholders,
Wireless Age Communications, Inc.

We have audited the accompanying consolidated balance sheets of Wireless Age Communications, Inc. and subsidiaries as of December 31, 2005 and 2004 and the related consolidated statements of operations, cash flows and stockholders' equity for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, these consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wireless Age Communications, Inc. and subsidiaries as of December 31, 2005 and 2004 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.



Toronto, Canada                                   /s/ MINTZ & PARTNERS LLP
March 22, 2006                                    CHARTERED ACCOUNTANTS

                        WIRELESS AGE COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS
                           December 31, 2005 and 2004
                             (Stated in US Dollars)



                                      ASSETS                                           2005               2004
                                      ------                                           ----               ----
Current
   Cash and cash equivalents                                                 $        795,339   $        800,120
   Receivables - Note 3                                                             3,081,967          1,883,671
   Inventory                                                                        1,556,931          1,337,755
   Due from related parties - Note 4                                                  758,004                 --
   Deferred tax asset - Note 17                                                       668,000                 --
   Prepaid expenses                                                                   210,048            111,425
                                                                             ----------------   ----------------
                                                                                    7,070,289          4,132,971

Due from related parties - Note 4                                                      83,990            203,066
Loan receivable - Note 5                                                                    -            194,130
Property, plant and equipment - Note 6                                              1,178,780            405,220
Investments - Note 7                                                                   32,507              4,725
Intangible assets - Note 8                                                            239,626          1,388,163
Goodwill - Note 8                                                                   1,467,200          3,145,419
                                                                             ----------------   ----------------
                                                                             $     10,072,392   $      9,473,694
                                                                             ================   ================
                                   LIABILITIES
Current
   Bank indebtedness - Note 9                                                $        344,684   $             --
   Accounts payable and accrued liabilities - Note 10                               6,177,116          3,637,210
   Due to related parties - Note 4                                                         --             98,877
   Current portion of deferred revenue and customer deposits                          209,712             13,931
   Current portion of due to shareholders - Note 11                                   159,254                 --
   Current portion of long-term debt - Note 9                                          48,005            196,645
                                                                             ----------------   ----------------
                                                                                    6,938,771          3,946,663
Deferred revenue and customer deposits                                                 97,465                 --
Due to shareholders - Note 11                                                          32,489                 --
Long-term debt - Note 9                                                                    --             46,448
Deferred tax liability                                                                 17,000                  -
Minority interest                                                                       1,283             25,198
                                                                             ----------------   ----------------
                                                                                    7,087,008          4,018,309
                                                                             ----------------   ----------------
                              STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value
   10,000,000 shares authorized, none outstanding                                          --                 --
Common stock, $0.001 par value - Note 12
   100,000,000 shares authorized
   29,121,046 shares outstanding (2004:  23,544,846)                                   29,121             23,545
Additional paid-in capital                                                          9,686,066          7,545,611
Accumulated deficit                                                                (6,890,802)        (2,250,908)
Other comprehensive income                                                            160,999            137,137
                                                                             ----------------   ----------------
                                                                                    2,985,384          5,455,385
                                                                             ----------------   ----------------
                                                                             $     10,072,392   $      9,473,694
                                                                             ================   ================

                             SEE ACCOMPANYING NOTES

                        WIRELESS AGE COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                 for the years ended December 31, 2005 and 2004
                             (Stated in US Dollars)



                                                                   2005                2004
                                                               ------------        ------------
Sales:
   Sales - products                                            $ 20,415,477        $ 12,600,027
   Commission and residual revenue                                3,810,334           2,609,134
                                                               ------------        ------------
Total sales                                                      24,225,811          15,209,161

   Cost of goods sold - products                                 16,353,280          10,193,366
                                                               ------------        ------------
Gross profit                                                      7,872,531           5,015,795

Operating expenses
   Selling and administrative expenses                            7,480,771           5,072,689
   Amortization                                                     380,916             239,312
                                                               ------------        ------------
Earnings (loss) before under noted items                             10,844            (296,206)
                                                               ------------        ------------
   Writedown of goodwill and intangible assets                    5,130,334           1,216,146
                                                               ------------        ------------
Loss from operations                                             (5,119,490)         (1,512,352)
                                                               ------------        ------------
Other expenses (income)
   Interest expense                                                  62,538             102,076
   Foreign exchange losses (gains)                                   (3,394)            (57,153)
   Non-operating interest expense, net  - Note 13                        --             131,580
   Loss (gain) on investments, net - Note 14                        (35,853)            138,572
   Loss on termination of acquisition - Note 15                          --             179,635
   Share of loss of equity accounted investment - Note 7            150,956              34,775
   Minority interest                                                     --               1,535
                                                               ------------        ------------
Total other expenses                                                174,247             531,020
                                                               ------------        ------------
Loss before income taxes                                         (5,293,737)         (2,043,372)
Income taxes - current                                                2,843                  --
Income taxes - deferred                                             651,000                  --
                                                               ------------        ------------
Loss for the year                                              $ (4,639,894)       $ (2,043,372)
                                                               ============        =============
Loss per share                                                 $      (0.17)       $      (0.09)
                                                               ============        =============
Weighted average number of common shares outstanding             27,859,866          21,776,481
                                                               ============        ============

                             SEE ACCOMPANYING NOTES

                        WIRELESS AGE COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 for the years ended December 31, 2005 and 2004
                             (Stated in US Dollars)

                                                                          2005                 2004
                                                                          ----                 ----
Operating Activities
   Net loss for the year                                             $(4,639,894)         $(2,043,372)
   Items not involving cash:
     Amortization of property, plant and equipment                       380,916              239,312
     Loss on investments                                                 (35,853)             138,572
     Write down of intangible assets and goodwill                      5,130,334            1,216,146
     Write down of property, plant and equipment                          24,370                   --
     Equity accounted investment                                         150,956               34,775
     Foreign exchange loss/(gain)                                         (3,394)             (57,153)
     Future income tax provision                                        (651,000)                  --
     Warrants issued for consulting services provided                         --                2,538
     Common stock issued for consulting services provided                  8,925              125,625
     Minority interest                                                        --                1,535
                                                                     -----------          -----------
                                                                         365,360             (342,022)
                                                                     -----------          -----------
   Changes in operating assets and liabilities:
     Receivables                                                        (206,299)            (454,103)
     Inventory                                                           464,582              410,973
     Prepaid expenses                                                    (58,278)             185,079
     Accounts payable and accrued liabilities                            472,422              844,446
     Deferred revenue                                                    224,707                   --
     Customer deposits                                                     3,562                5,073
                                                                     -----------          -----------
Cash provided by operating activities                                  1,266,056              649,446
                                                                     -----------          -----------
Investing Activities
   Purchase of marketable securities                                    (185,345)            (219,500)
   Proceeds on disposal of marketable securities                         201,198            2,708,255
   Cash used to purchase additional investment in subsidiary            (100,000)                  --
   Increase in loan receivable                                          (394,279)            (194,130)
   Cash acquired in acquisitions                                         256,050              309,941
   Proceeds on disposal of subsidiary                                         --              320,381
   Additions to property, plant and equipment                           (735,129)            (237,201)
                                                                     -----------          -----------
Cash provided by (used in) investing activities                         (957,505)           2,687,746
                                                                     -----------          -----------
Financing Activities
   Repayment of long-term debt                                          (195,088)          (2,294,854)
   Increase in due from related parties                                 (368,898)            (177,912)
   Repayment of due to shareholders                                      (76,527)                  --
   Increase (decrease) in bank indebtedness                              327,181              (64,306)
                                                                     -----------          -----------
Cash (used in) financing activities                                     (313,332)          (2,537,072)
                                                                     -----------          -----------
Increase (decrease) in cash during the year                               (4,781)             800,120

Cash, beginning of the year                                              800,120                   --
                                                                     -----------          -----------
Cash, end of the year                                                $   795,339          $   800,120
                                                                     ===========          ===========

                             SEE ACCOMPANYING NOTES

The Company paid cash interest of $62,538 and $287,656 during fiscal years 2005 and 2004 respectively. The Company did not pay cash income taxes in either of fiscal years 2005 or 2004.

Non-cash activities:

During 2005 the Company issued:
      o 225,000 shares of its common stock to acquire 400,000 additional common shares of Midland International Corporation valued at $158,738.

      o 61,200 shares of its common stock to acquire additional minority interest in WACL valued at $41,888.

      o 150,000 shares of its common stock under earnout provisions of the purchase of an operating subsidiary valued at $65,875.

      o 4,500,000 shares of its common stock as consideration for the purchase of an operating subsidiary with net assets valued at $1,628,100.

      o 540,000 shares of its common stock as consideration for the purchase of an operating subsidiary with net assets valued at $215,730.

      o 100,000 shares of its common stock for consulting services provided valued at $35,700. The term of the consulting agreement is twelve months and the Company has amortized $8,925 of the cost up to and including December 31, 2005.

During 2004 the Company issued:
      o 1,000,000 shares of its common stock in exchange for the retraction of the preferred shares of a wholly owned subsidiary.

      o 412,500 shares of its common stock to acquire an additional investment in RELM debentures with a face value of $550,000.

      o 125,000 shares of its common stock for consulting services provided valued at $125,625. The term of the consulting agreement is six months and the Company has amortized $104,688 of the cost up to and including December 31, 2005.

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

      o 18,000 shares of its common stock for consulting services provided valued at $12,163. The term of the consulting agreement is six months and the Company has amortized $3,535 of the cost up to and including December 31, 2005.

      o 189,679 shares of its common stock to acquire an additional investment in WACL.

      o 50,000 shares of its common stock as earnout consideration for the purchase of an operating subsidiary.

                             SEE ACCOMPANYING NOTES

                        WIRELESS AGE COMMUNICATIONS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY for the years ended December 31, 2005 and 2004
                             (Stated in US Dollars)


                                                          Common Shares       Additional
                                                   ------------------------     Paid-in    Comprehensive
                                                      Number       Par Value    Capital        Income      Deficit      Total
                                                      ------       ---------    -------        ------      -------      -----

Balance, December 31, 2003                         19,574,104  $    19,574  $ 4,741,850   $    94,720  $  (207,536)  $ 4,648,608
                                                   ----------   ----------   ----------    ----------   -----------   ----------
Issuance of common stock for retraction
of preferred stock of wholly owned subsidiary       1,000,000        1,000       (1,000)         --           --            --

Capital stock issued to acquire investments           412,500          412      549,588          --           --         550,000

Warrants to purchase capital stock issued for            --           --          2,538          --           --           2,538
consulting services provided

Capital stock issued for consulting services
provided                                              125,000          125      125,500          --           --         125,625

Capital stock issued to acquire subsidiary          1,325,000        1,325    1,134,995          --           --       1,136,320

Capital stock issued to repay shareholder loans
of acquired subsidiary                                150,563          151      184,818          --           --         184,969

Capital stock issued to acquire subsidiary            700,000          700      624,050          --           --         624,750

Capital stock issued for consulting services
provided                                               18,000           18       12,145          --           --          12,163

Capital stock issued to acquire additional
investment in subsidiary                              189,679          190      146,527          --           --         146,717

Capital stock issued under earnout provisions of
acquisition of operating subsidiary                    50,000           50       24,600          --           --          24,650

Foreign currency translation adjustment                  --           --           --          42,417         --          42,417

Net loss for the year                                    --           --           --            --     (2,043,372)   (2,043,372)
                                                   ----------   ----------   ----------    ----------   -----------   -----------
Balance, December 31, 2004                         23,544,846  $    23,545  $ 7,545,611   $   137,137  $(2,250,908)  $ 5,455,385
                                                   ==========   ==========   ==========    ==========   ===========   ===========

                             SEE ACCOMPANYING NOTES

                        WIRELESS AGE COMMUNICATIONS, INC.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY for the years ended December 31, 2005 and 2004
                             (Stated in US Dollars)


                                                    Common Shares     Additional
                                           --------------------------  Paid-in    Comprehensive
                                               Number      Par Value   Capital        Income     Deficit        Total
                                               ------      ---------   -------        ------     -------        -----

Balance, December 31, 2004                  23,544,846  $    23,545  $ 7,545,611  $   137,137  $(2,250,908)  $ 5,455,385
                                            ----------  -----------  -----------  -----------  -----------   -----------

Capital stock issued to acquire
additional investment in
minority owned company                         225,000          225      158,513           --           --       158,738

Capital stock issued to acquire
additional investment in
majority owned subsidiary                       61,200           61       41,827           --           --        41,888

Capital stock issued under earnout
provisions of acquisition of operating
subsidiary                                     150,000          150       65,725           --           --        65,875

Capital stock issued to acquire wholly
owned subsidiary                             4,500,000        4,500    1,623,600           --           --     1,628,100

Capital stock issued to acquire operating
subsidiary                                     540,000          540      215,190           --           --       215,730

Capital stock issued for consulting
services provided                              100,000          100       35,600           --           --        35,700

Foreign currency translation adjustment             --           --           --       23,862           --        23,862

Net loss for the year                               --           --           --           --   (4,639,894)   (4,639,894)
                                            ----------  -----------  -----------  -----------  -----------   -----------

Balance, December 31, 2005                  29,121,046  $    29,121  $ 9,686,066  $   160,999  $(6,890,802)  $ 2,985,384
                                            ==========  ===========  ===========  ===========  ===========   ===========

                             SEE ACCOMPANYING NOTES

                        Wireless Age Communications, Inc.
                 Notes to the Consolidated Financial Statements
                           December 31, 2005 and 2004
                             (Stated in US Dollars)

--------------------------------------------------------------------------------

Note 1        Nature of Operations

              The Company, through its 99.7% owned subsidiary, Wireless Age Communications Ltd. ("WACL") is in the business of operating retail cellular and telecommunications outlets in cities in western Canada. A wholly owned subsidiary, mmwave Technologies Inc. ("mmwave"), is a distributor, systems integrator and representative of wireless, microwave and fibre optic components, test systems and subsystems. It also provides a range of technical solutions to the Canadian markets primarily in the manufacturing and service provider segments of the communications industry. Another wholly owned subsidiary, Knowlton Pass Electronics Inc. ("Knowlton Pass"), is a network operator providing wireless connectivity solutions to commercial and municipal customers. The Company, through its other wholly owned subsidiaries Wireless Source Distribution Ltd. ("Wireless Source"), Prime Wireless Corporation ("Prime Wireless"), Prime Battery Products Limited ("Prime Battery") and Marlon Distributors Ltd. ("Marlon") is in the business of distributing two-way radio products, prepaid phone cards, wireless accessories and various battery and ancillary electronics products in Canada. WACL was acquired on October 8, 2002, Knowlton Pass was acquired on July 31, 2005, mmwave was acquired on March 4, 2005, Prime Wireless was acquired on March 13, 2003, Wireless Source was acquired on September 19, 2003, Marlon was acquired on July 30, 2004 and Prime Battery was acquired on September 16, 2004. Prior to the acquisition of WACL, the Company was characterized as a pre-exploration stage company and had an option to purchase a mining lease in the State of Utah, United States of America. This option agreement was in default and the Company terminated the lease. Consequently, the Company is no longer in the mineral and exploration business.

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

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004
(Stated in US Dollars)-Page 2


              Consolidated Financial Statements

              The consolidated financial statements include the accounts of the Company, its wholly-owned inactive subsidiaries DB Sim Holdings Ltd. ("DB Sim") and 1588102 Ontario Inc. ("1588102"), its wholly owned operating subsidiaries Knowlton Pass, mmwave, Prime Wireless, Wireless Source, Prime Battery, Marlon and its 99.7% owned subsidiary, WACL. The company is incorporated under the laws of the state of Nevada. DB Sim, WACL and Wireless Source are incorporated under the laws of the province of Saskatchewan, Canada. Prime Wireless, Prime Battery and 1588102 are incorporated under the laws of the province of Ontario, Canada. Knowlton Pass, mmwave and Marlon are incorporated federally under the laws of Canada. All inter-company transactions have been eliminated.

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

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004
(Stated in US Dollars)-Page 3


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

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004
(Stated in US Dollars)-Page 4


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

              Fair Value of Financial Instruments

              The carrying value of receivables, bank indebtedness, accounts payable and accrued liabilities income taxes payable and customer deposits approximates fair value because of the short maturity of these instruments. The carrying value of long-term debt, amounts due to shareholders and due to and from related parties also approximates fair value. Unless otherwise noted, it is management's opinion that the Company is not exposed to significant interest, currency or credit risk arising from these financial instruments.

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

              Basic and Diluted Earnings (Loss) Per Share

              The Company reports loss per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share". Loss per share is computed using the weighted average number of shares outstanding during the year. Diluted earnings per share includes the potentially dilutive effect of outstanding common stock options and warrants which are convertible to common shares. Diluted loss per share is not presented when the results would be "anti-dilutive".

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

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004
(Stated in US Dollars)-Page 5


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

              Shipping and Handling

              The Company follows EITF Issue 00-10 , "Accounting for Shipping and Handling Fees and Costs" (Issue 00-10). Issue 00-10 requires that all amounts billed to customers related to shipping and handling should be classified as revenues. Our product costs include amounts for shipping and handling, therefore, we charge our customers shipping and handling fees at the time the products are shipped or when services are performed. The cost of shipping products to the customer is recognized at the time the products are shipped to the customer and our policy is to classify them as cost of sales expense.

              Warranty Sales and Costs

              The Company, through its Retail operating segment, sells extended warranty plans for certain telecommunications equipment. It recognizes revenue on a straight line basis over the period in which the Company is obligated to service the equipment. The Company also defers certain costs associated with the sale of the extended warranty plan and matches such costs against revenue as it is recognized.

              Cash and Cash Equivalents

              Cash and cash equivalents are included at cost, which approximates market. At December 31, 2005, the Company's cash and cash equivalents were held primarily by one financial institution. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents, while those having original maturities in excess of three months are classified as marketable securities or as long-term marketable securities.

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004
(Stated in US Dollars)-Page 6


              Advertising and Marketing Costs

              The company expenses the costs of advertising and marketing as incurred. The Company incurred $354,005 and $268,304 of advertising and marketing expenses during the years ending December 31, 2005 and 2004, respectively.

Note 3        Receivables

                                                        2005             2004
                                                        ----             ----
             Accounts receivable - trade            $3,148,114       $2,012,367
             Allowance for doubtful accounts           (66,147)        (128,696)
                                                    -----------      -----------
                                                    $3,081,967       $1,883,671
                                                    ===========      ===========

Note 4        Due (to)/from Related Parties

              During the year, the Company entered into transactions with related parties. The Company provided management services to Midland International Corporation an entity in which the Company has an equity interest and also has certain directors and officers in common. The Company made sales and provided services to W3 Connex Inc. an entity with certain shareholders who are officers of the Company. The Company also provided services to Xpress Test Solutions Inc. an entity in which certain shareholders are officers of the Company. The Company also acquired a loan provided to Xpress Test Solutions Inc. in the mmwave Technologies Inc. acquisition. Simmonds Mercantile and Management Inc., an entity in which a director of the Company is the sole shareholder provided management services to the Company.

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004
(Stated in US Dollars)-Page 7
 --------------------


              Transactions entered into and balances outstanding at December 31, 2005 and 2004 were as follows:

                              Sales           Services           Services            Amount            Amount
                            to related       provided by        provided to     due from related   due to related
                              party         related party      related party          party             party
Midland International
Corporation:
December 31, 2005         $           --  $           --     $      240,000     $      424,734     $           --
December 31, 2004                     --              --             60,000            113,917                 --

W3 Connex Inc.:
December 31, 2005         $      295,621  $           --     $       63,473     $      192,524     $           --
December 31, 2004                     --              --                 --                 --                 --

Xpress Test Solutions
Inc.:
December 31, 2005         $        6,430  $           --     $       18,612     $      181,676     $           --
December 31, 2004                     --              --                 --                 --                 --

Simmonds Mercantile and
Management Inc.
December 31, 2005         $           --  $      468,020     $           --     $           --     $           --
December 31, 2004                     --         464,033                 --             70,320                 --

Other:
December 31, 2005         $           --  $           --     $           --     $       43,060     $           --
December 31, 2004                     --              --                 --             18,829             98,877
                          --------------  --------------     --------------     --------------     --------------

Total:
December 31, 2005         $      302,051  $      468,020     $      322,085     $      841,994     $           --
December 31, 2004                     --         464,033             60,000            203,066             98,877
                          --------------  --------------     --------------     --------------     --------------

Less current portion:
December 31, 2005                                                               $     (758,004)    $           --
December 31, 2004                                                                           --            (98,877)
                                                                                ==============     ==============

Long term:
December 31, 2005                                                               $       83,990     $           --
December 31, 2004                                                                      203,066                 --
                                                                                ==============     ==============


              Xpress Test Solutions Inc.

              On December 31, 2005, Xpress Test Solutions Inc. provided the Company a $181,676 (CAD$212,215) 8% promissory note pursuant to which Xpress Test Solutions Inc. agreed to repay the note over a two year period with an initial payment of $21,496 (CAD$25,000) in January 2006, followed by twenty three monthly payments of $6,999 (CAD$8,140) beginning on February 28, 2006 and ending on December 31, 2007. The shareholders of Xpress Test Solutions Inc. also entered into a Pledge and Security Agreement under which the shares of Xpress Test Solutions Inc. were pledged to the Company as security for the promissory note.

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004
(Stated in US Dollars)-Page 8


              Midland International Corporation

              On December 31, 2005, Midland International Corporation provided the Company an 8% promissory note in the amount of $424,734, pursuant to which Midland agreed to repay the note over a one year period with an initial payment of $100,000 on March 15, 2006, followed by three payments of $108,244.66 on June 30, 2006, September 30, 2006 and December 31, 2006. Midland also agreed to enter into a General Security Agreement providing a first charge security position on all of the assets of Midland to the Company. According to the terms of the promissory note, the Company has the option, but not the obligation, to convert the outstanding principal and interest payment due on each of June 30, 2006, September 30, 2006 and December 31, 2006 into shares of Midland common stock at $0.035 per share.

              W3 Connex, Inc.

              The Company, through its Commercial operating segment, sells products and provides engineering services to W3 Connex, Inc. on normal trade terms. As at December 31, 2005, W3 Connex Inc. owed the Company $192,524.

              Other

              Occasionally related parties pay certain costs on behalf of the Company and conversely the Company on occasion pays costs of related parties. The Company also provides services to related parties. The amounts owed to and from related parties do not have specific repayment terms.

Note 5        Loan Receivable

              On July 31, 2004, the Company announced that it agreed to fund the development of the Knowlton Pass Electronics Inc. business plan. Under the agreement the Company agreed to fund the project through monthly draws of no more than $80,000 (CAD$100,000). As of December 31, 2004, the Company had advanced $194,130 to Knowlton Pass. The Company also had an option, but not the obligation, to acquire all the issued and outstanding common shares of Knowlton Pass for 540,000 shares of the Company's common stock. On July 31, 2005 the Company exercised the option and acquired all of the outstanding common shares of Knowlton Pass in exchange for 540,000 shares of its common stock.

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004
(Stated in US Dollars)-Page 9


Note 6       Property, Plant and Equipment

                                                                         2005                                 2004
                                                  -------------------------------------------------------------------
                                                                     Accumulated
                                                         Cost        Amortization           Net                Net
                                                         ----        ------------           ---                ---
             Computer hardware & software         $     398,959   $     307,487    $      91,472      $      15,649
             Equipment under capital lease              142,247         118,187           24,060             37,042
             Leasehold improvements                     891,904         602,863          289,041            137,941
             Office equipment                           427,216         228,687          198,529            130,491
             Rental equipment                           367,430         225,276          142,154             75,168
             Network equipment                          471,861          57,598          414,263                  -
             Shop tools and service equip                52,978          33,717           19,261              8,929
                                                      ---------       ---------        ---------            -------
                                                  $   2,752,595   $   1,573,815    $   1,178,780      $     405,220
                                                      =========       =========        =========            =======


Note 7        Investments

              Available for Sale Securities

              On January 25, 2005, the Company acquired warrants to purchase 300,000 common shares of RELM Wireless Corporation, exercisable on a cashless basis on or before May 11, 2005 for a cash payment of $165,345 (CDN$200,000). Pursuant to the terms of the warrants the Company obtained 103,853 common shares of RELM through the exercise of the warrants on a cash-less basis. During May and June 2005, the Company disposed of the common shares in the open market for proceeds of $201,198. The Company recorded a gain on disposition of $35,853.

              Held to Maturity Investment

              During September 2005, the Company acquired 200,000 common shares of Infinity Capital Corporation, representing a less than 4% ownership interest, for a cash payment of $20,000. Although Infinity Capital Corporation files reports with the SEC, the shares are not eligible to trade at this time. The Company believes the carrying value is reflective of fair value.

              Equity under significant influence

              During the year, the Company increased its investment in Midland International Corporation (formerly Azonic Corporation) and acquired an additional 400,000 common shares of Midland a publicly traded entity listed on the NASD over-the-counter-bulletin-board in exchange for 225,000 shares of the Company's stock valued at $158,738. As at December 31, 2005, the Company held a total of 4,860,000 common shares of Midland, representing a 15.8% ownership interest. The market value of the Company's investment in Midland at December 31, 2005 was $340,200.

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004
(Stated in US Dollars)-Page 10


              The Company treats the Midland investment as an equity investment due to two common officers and two directors in common with both entities. Midland owes the Company $434,734 which has been recorded as a due from related party amount. (Note 4)

              The investment is recorded using the equity method and has been adjusted as follows:

Balance at Dec 31, 2004                           $ 4,725
Additional investment in Midland                  158,738
Share of loss of Midland                         (150,956)
                                             -------------
Net investment in subsidiary                     $ 12,507
                                             =============

Note 8        Intangible Assets and Goodwill

              Intangible assets

                                        -----------------------------------------------
                                           Gross
                                          Carrying    Accumulated     2005        2004
                                           Amount    Amortization     Net         Net
                                           ------    ------------     ---         ---
Intangible assets subject
to amortization:
Retail segment:
   Residual premiums                    $  868,712  $ (753,764)  $  114,948  $  180,429
   Agency fee                              275,150    (150,473)     124,678     147,255
                                         ---------    ---------   ---------   ---------
Total retail segment                     1,143,862    (904,237)     239,626     327,684

Commercial segment:
   Distribution rights                          --          --           --      14,979
                                         ---------    ---------   ---------   ---------
Total commercial segment                        --          --           --      14,979
                                         ---------    ---------   ---------   ---------
Total intangible assets
   subject to amortization:              1,143,862    (904,237)     239,626     342,663
                                         =========    =========   =========   =========

Un-amortized intangible assets:
Commercial segment:
  Landmobile radio distributions and
     supply agreement                           --          --           --     284,500
   Prepaid card distribution agreement
                                                --          --           --     761,000
                                         ---------    ---------   ---------   ---------
Total un-amortized commercial segment
     intangible assets                          --          --           --   1,045,500
                                         =========    =========   =========   =========

Total intangible assets                  1,143,862    (904,237)     239,626   1,388,163
                                         =========    =========   =========   =========

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004
(Stated in US Dollars)-Page 11


              Aggregate amortization expense for the year ended December 31, 2005 was $88,957.

              Estimated amortization expense:

                        For the year ended December 31, 2006         $  95,775
                        For the year ended December 31, 2007         $  78,971
                        For the year ended December 31, 2008         $  30,061
                        For the year ended December 31, 2009         $  30,061
                        For the year ended December 31, 2010         $   4,758

              Goodwill

              The changes in the carrying amount of goodwill for the year ended December 31, 2005, are as follows:

                                          Retail      Commercial
                                          Segment       Segment         Total
                                          -------       -------         -----
Balance as of January 1, 2005          $   123,053   $ 3,022,366    $ 3,145,419
Goodwill acquired                          117,973     2,274,562      2,392,535
Impairment losses                               --    (4,070,754)    (4,070,754)
                                       -----------   ------------   ------------
Balance as of December 31, 2005        $   241,026   $ 1,226,174    $ 1,467,200
                                       ===========   ============   ============


             In accordance with SFAS No 142, "Goodwill and Other Intangible Assets" the intangible assets were reviewed for impairment on an annual basis. As a result of the Company's analyses a portion of goodwill was determined to be impaired and was written down by $4,070,754 to $1,467,200 (during the current period the Company recorded an increase in goodwill of $2,392,535 as result of acquisitions - see Note 18). It was also determined that the intangible assets associated with the Midland trade-name, Vertex Standard distribution and supply agreements were impaired and they were also written down by $284,500 to zero. It was also determined that the intangible assets associated with iMobile trade-name, customer lists and relationships were impaired and they were written down by $761,000 to zero. It was also determined that the intangible assets associated with certain distribution rights were impaired and they were written down by $14,080 to zero. The goodwill and intangible asset impairment is primarily associated with rapid industry technological change, a change in business direction within the Commercial operating segment away from traditional selling channels to more technical sales followed by recurring revenues and a decline in the Company's market capitalization over the last few years. Finally it was determined by the Company that the remaining intangible assets and goodwill are not impaired and have retained their value and accordingly no further write down was required.

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004
(Stated in US Dollars)-Page 12


Note 9        Bank Indebtedness and Long-Term Debt

              Bank indebtedness

              The Company has a line of credit of $620,000 (CAD$750,000) with a registered Canadian bank, secured by the accounts receivable and inventory of which $310,000 (CAD$360,500) was drawn as of December 31, 2005. The interest rate applicable to this borrowing is prime plus 2%. According to the banking agreement the Company is required to maintain certain balance sheet ratios. At December 31, 2005 the Company was in breach of two of these covenants. At December 31, 2005 the bank indebtedness consisted of:

                    Bank overdraft                     $   34,684
                    Line of credit                        310,000
                                                       ----------
                                                          344,684
                                                       ==========

               Long-term debt
                                                                                        2005               2004
                                                                                        ----               ----
             Agency fee repayable in semi-annual payments of
              $25,600 (CDN$32,000) (principal CDN$69,387)
              including interest at 4.4% per annum, unsecured.                    $        --        $    57,726

             Note payable, secured by common shares of Wireless Canada, repayable in one instalment payment of $61,704 (CDN$80,000) on
              April 30, 2004 and the balance in monthly instalment payments of
              $9,000 (CDN$11,244) commencing June 1, 2004 including interest at
              6% per annum (principal CDN$183,227).                                    48,005            152,436

             Subordinated loan payable, unsecured, bearing interest at 12% per annum and repayable in monthly amounts of $6,106 (CDN$7,916)
              commencing May 31, 2004 (principal
              CDN$39,583).                                                                 --             32,931
                                                                                      --------          --------
                                                                                       48,005            243,093
             Less:  current portion:                                                  (48,005)          (196,645)
                                                                                      --------          --------
                                                                                  $        --        $    46,448
                                                                                      ========          ========

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004
(Stated in US Dollars)-Page 13


              The estimated repayments including principal and interest due in each of the next five years are as follows:

                         2006                             $        50,000
                         2007                                          --
                         2008                                          --
                         2009                                          --
                         2010                                          --
                                                           ---------------
                                                          $        50,000
                         Less estimated interest portion           (1,995)
                                                           ---------------
                                                          $        48,005
                                                           ==============

Note 10       Accounts Payable and Accrued Liabilities

                                                      2005              2004
                                                      ----              ----
      Accounts payable - trade                $    5,441,821    $    3,518,210
      Accrued liabilities                            735,295           119,000
                                               -------------     -------------
                                              $    6,177,116    $    3,637,210
                                               =============     =============


Note 11       Due to Shareholders

                                                                                        2005              2004
                                                                                        ----              ----
             Note payable  (unsecured) to the former  shareholders  of mmwave     $   191,743        $        --
             repayable   in   quarterly   instalment   payments   of  $32,000
             (CDN$37,786) including interest at 8% per annum (principal
             CDN$222,997).
                                                                                   ----------         ----------
                                                                                      191,743                 --
             Less:  current portion:                                                 (159,254)                --
                                                                                   ----------         ----------
                                                                                  $    32,489        $        --
                                                                                   ==========         ==========

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004
(Stated in US Dollars)-Page 14


              The estimated repayments including principal and interest due in each of the next five years are as follows:

                          2006                                  $       159,254
                          2007                                           32,489
                          2008                                               --
                          2009                                               --
                          2010                                               --
                                                                 --------------
                                                                $       191,743
                                                                 ==============
Note 12       Capital Structure

              Capital Stock

              The Company is authorized to issue up to 100,000,000 common shares.

              Voting Rights

              The holders of shares of common stock are entitled to receive notice of, attend and vote at all meetings of stockholders. Each share of common stock carries one vote at such meetings.

              Warrants

              The following is a summary of warrant activity for 2005 and 2004:

                                                               Number of Shares to
                                                                  Purchase under
                                                                     Warrants               Expiry Date
            Balance, December 31, 2003                               250,000         Between September 30, 2004
                                                                                        and October 15, 2006
            Exercised                                                     --
            Cancelled                                                (66,667)
                                                                 -----------

            Balance, December 31, 2004                               183,333
            Issued                                                        --
            Cancelled                                                (33,333)
            Exercised                                                     --
                                                                 -----------

            Balance, December 31, 2005                               150,000              October 15, 2006
                                                                 ===========


              Warrants outstanding at December 31, 2005 are summarized as follows:

   Number        Price        Year of Issue        Vesting Period         Term

  150,000        $2.00            2003                vested            3 years

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004
(Stated in US Dollars)-Page 15


              Should all exercisable warrants as of December 31, 2005 be exercised, the total additional consideration available to the Company is approximately $300,000. A maximum of 150,000 common shares would be issued.

              Stock Options

              The Company does not have a Stock Option plan.

              1588102 Ontario Inc. Preferred Shares

              During 2005, 1588102 Ontario Inc., a wholly owned subsidiary of the Company, issued 4,500,000 preferred shares to a related party as part of an acquisition (note 18). The preferred shares are exchangeable into 4,500,000 shares (plus any declared but unpaid dividends) of the Company's common stock.

Note 13       Non-operating Interest Expense, Net

                                                                                        2005              2004
                                                                                        ----              ----
             Interest expense on secured promissory note payable                           --           185,580
             Amortization of financing fee on secured promissory note payable
                                                                                           --           160,000
             Interest income on 8% convertible  subordinated  promissory note
             receivable                                                                    --          (214,000)
                                                                                  -----------        -----------
                                                                                 $         --       $   131,580
                                                                                  ===========        ===========

Note 14       Loss (gain) on Investments, Net

                                                                                       2005              2004
                                                                                       ----              ----
            Gain on investment in RELM warrants                                  $   (35,853)       $        --
                                                                                          --
            Loss on investment in RELM debenture                                                        170,000
                                                                                          --
            Legal fees associated with RELM merger proposal                                              50,912
                                                                                          --
            Gain on disposal of Globetech Ventures Corp. common shares
                                                                                 $        --        $   (34,492)
            Gain on disposal of Phantom Fiber Corporation common shares
                                                                                          --           (240,000)
            Loss on termination of licensing agreement                                    --            144,563
            Miscellaneous licensing costs                                                 --             47,589
                                                                                  -----------        -----------
                                                                                 $   (35,853)       $   138,572
                                                                                  ===========        ===========

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004
(Stated in US Dollars)-Page 16


Note 15       Loss on Termination of Acquisition

              Effective March 10, 2004 the Company terminated acquisition discussions with the shareholders of 479645 Alberta Ltd. and wrote off all costs incurred with the proposed acquisition in 2004. The Company has provided $50,000, for incremental costs incurred after December 31, 2004, associated with the proposed acquisition.

                                                                      2004
                                                                      ----
             Write off of acquisition deposit                  $       83,195
             Transaction legal and accounting costs                    96,440
                                                                -------------
                                                               $      179,635
                                                                =============

Note 16       Commitments and Contingencies

              Commitments

              The Company leases its premises and automobiles under agreements requiring aggregate minimum payments over the next five years as follows:

                       2006                              $        615,925
                       2007                                       562,347
                       2008                                       532,626
                       2009                                       367,695
                       2010                                       297,040
                                                           --------------
                                                         $      2,375,633
                                                           ==============
              Contingencies

              Litigation

              A former employee of mmwave Technologies Inc. filed a Writ of Summons in the Supreme Court of British Columbia on March 1, 2005 making a claim of wrongful dismissal in an indeterminate amount. On May 6, 2005 the Company filed a Statement of Defence and Counterclaim. On October 12, 2005 the Supreme Court of British Columbia issued a Notice of Trial for April 16, 2007. Management believes the suit is without merit and has not provided a reserve for this claim due to the uncertainty of the outcome and the inability to estimate the loss. The Company will recognize the loss when incurred, if any.

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004
(Stated in US Dollars)-Page 17


Note 17       Income Taxes

              The following table summarizes the significant components of the Company's deferred tax assets:

                                                                                            2005           2004
                                                                                            ----           ----
             Deferred Tax Assets (Liabilities)
               Non-capital loss carryforwards                                           $ 668,000      $ 200,000
               Property, plant and equipment - temporary timing difference                (17,000)       (35,000)
               Other assets - temporary timing difference                                      --         72,000
                                                                                          -------      ---------
             Gross deferred tax assets                                                    651,000        237,000
             Valuation allowance for deferred tax asset                                        --       (237,000)
                                                                                          -------      ---------
             Total deferred tax asset                                                     651,000             --
                                                                                                              --
             Less: current portion                                                       (668,000)
                                                                                          -------      ---------
             Deferred tax liability - long-term portion                                   (17,000)            --
                                                                                          =======      =========

              The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is likely to be realized from future operations. The Company has provided no allowance against all available income tax loss carryforwards as management believes that it is more likely then not that these will be fully utilized within the carryforward period to reduce taxes on income.

              No current provision for income taxes has been provided in these financial statements due to the net loss. At December 31, 2005 the Company has net operating loss carryforwards totalling approximately $1,855,000, which expire commencing in 2009 and continue expiring until 2014.

              Reconciliation's between the statutory federal income tax rate and the Company's effective income tax rate were as follows:

              Year Ended December 31,                             2005

              Effective income tax rate                           36%

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004
(Stated in US Dollars)-Page 18


              The total provision for income taxes differs from that amount which would be computed by applying the United States income tax rate to income (loss) before provision for income taxes. The reasons for these differences are as follows:

              Year Ended December 31,                                   2005

              Expected income tax provision                         (1,900,000)
              Non-taxable write down of goodwill and intangibles     1,850,000
              Other timing differences                                 110,000
              Use of losses carried forward                            (60,000)
                                                                     ----------
              Current income tax provision                                  --
                                                                     ==========

Note 18       Business Acquisitions

              Prime Battery Products Limited

              On September 16, 2004, the Company acquired all of the issued and outstanding shares of Prime Battery Products Limited and other net assets valued at $225,600 in exchange for 700,000 shares of the Company's common stock. The consolidated financial statements include the operating results of Prime Battery from the date of acquisition, September 16, 2004. Prime Battery holds a distribution and supply agreement with Shenzhen Konnoc who manufacturers battery products in China. As a result of the acquisition, the Company expects to further diversify the operations of the Company by growing the commercial segment.

              As consideration the Company issued 700,000 shares of the Company's common stock and agreed to issue a further 200,000 shares subject to certain earnout provisions. Of this additional commitment of 200,000 shares the Company issued 50,000 common shares on November 30, 2004 and an additional 150,000 common shares in 2005.The common shares issued under the acquisition were valued at the closing market price of the Company's common stock on date of each transaction, less a 15% discount due to the trading restrictions on the stock. The consolidated financial statements include the operating results of Prime Battery from September 16, 2004.

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004
(Stated in US Dollars)-Page 19

              The business combination is accounted for using the purchase method. The fair value of the assets and liabilities acquired are as follows:
              Current assets                                                                   $         2,135
              Capital assets                                                                             6,668
              Goodwill                                                                                 813,320
                                                                                                --------------
                                                                                                       822,123
              Current liabilities                                                                      332,448
                                                                                                --------------
              Net assets acquired at fair values                                               $       489,675
                                                                                                ==============
              Total consideration
               900,000 common shares                                                           $       715,275
               Less: Consideration allocated to purchase of net assets                                (225,600)
                                                                                                --------------
                                                                                               $       489,675
                                                                                                ==============

              The $813,320 of goodwill was assigned to the commercial segment. This goodwill was written off. (Note 8)

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

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004
(Stated in US Dollars)-Page 20


              The business combination is accounted for using the purchase method. The fair value of the assets and liabilities acquired are as follows:

              Current assets                                                                     $     767,856
              Capital assets                                                                            15,527
              Investment in subsidiary                                                                 320,381
              Goodwill                                                                                 263,976
                                                                                                  ------------
                                                                                                     1,367,740
              Current liabilities                                                                      205,036
                                                                                                  ------------
              Net assets acquired at fair values                                                 $   1,162,704
                                                                                                  ============
              Total consideration
               1,325,000 common shares                                                           $   1,136,320
               Acquisition costs                                                                        26,384
                                                                                                  ------------
              Total consideration                                                                $   1,162,704
                                                                                                  ============

              The $263,976 of goodwill was assigned to the commercial segment. This goodwill was written off. (Note 8)

              mmwave Technologies Inc.

              On March 4, 2005, the Company acquired all of the issued and outstanding shares of mmwave Technologies Inc. ("mmwave") in exchange for 4,500,000 shares of the Company's common stock. The consolidated financial statements include the operating results of mmwave effective March 5, 2005.

              The total consideration for the acquisition was $1,628,100 representing the value of the 4,500,000 common shares. The value of the common shares was determined based on a 33% discount off the closing share trading price on the date of acquisition.

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004
(Stated in US Dollars)-Page 21


              The business combination is accounted for using the purchase method. The fair value of the assets and liabilities acquired are as follows:

              Cash                                           $     256,050
              Current assets                                     2,174,396
              Property, plant and equipment                        108,357
              Goodwill                                           1,226,174
                                                              ------------
                                                                 3,764,977
              Current liabilities                                2,136,877
                                                              ------------
              Net assets acquired at fair values             $   1,628,100
                                                              ============
              Total consideration
                   4,500,000 common shares                   $   1,628,100
                                                              ============

              The $1,226,174 of goodwill was assigned to the commercial segment. The Company does not expect to deduct this amount for tax purposes.

              Knowlton Pass Electronics Inc.

              On July 31, 2005, the Company acquired all of the issued and outstanding shares of Knowlton Pass Electronics Inc. ("Knowlton Pass") in exchange for 540,000 shares of the Company's common stock. The consolidated financial statements include the operating results of Knowlton Pass effective August 1, 2005.

              The total consideration for the acquisition was $215,730 representing the value of the 540,000 common shares. The value of the common shares was determined based on a 15% discount off the closing share trading price on the date of acquisition.

              The business combination is accounted for using the purchase method. The fair value of the assets and liabilities acquired are as follows:

              Current assets                                 $     103,846
              Property, plant and equipment                        219,148
              Goodwill                                             982,511
                                                             -------------
                                                                 1,305,505
              Current liabilities                                1,089,775
                                                             -------------
              Net assets acquired at fair values             $     215,730
                                                             =============
              Total consideration
                   540,000 common shares                     $     215,730
                                                             =============

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004
(Stated in US Dollars)-Page 22

              The $982,511 of goodwill was assigned to the commercial segment. This goodwill was written off. (Note 8)

              Wireless Age Communications Ltd.

              During 2005 the Company acquired additional common shares of it's operating subsidiary held by third parties representing an additional 5.7% of the issued common shares. As a result of these additions the Company increased it's ownership position in Wireless Age Communications Ltd. to 99.7%. The aggregate purchase price was $141,888 representing 61,200 common shares and a cash payment of $100,000. The value of the shares was determined based on a 15% discount off the closing share trading price on the date of acquisition. The discount is intended to reflect the share trading restrictions placed on the stock.

              The business combination is accounted for using the purchase method. The allocation of the purchase price was as follows:

              Minority interest                               $      23,915
              Goodwill                                              117,973
                                                              -------------
              Net assets acquired at fair values              $     141,888
                                                              =============
              Total consideration
                 61,200 common shares                         $       41,888
                 Cash                                                100,000
                                                              -------------
                                                              $     141,888
                                                              =============

              The $117,973 of goodwill was assigned to the retail segment. The Company does not expect to deduct this amount for tax purposes.

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004
(Stated in US Dollars)-Page 23


Note 19       Economic Dependence

              The Company's main source of income is derived from the sale of cellular phones and its related products and services. Its ability to continue viable operations is dependant upon maintaining its ability to act as an authorized sales agent for two provincial telephone companies, designated company X and Y herein. The following amounts are recorded in accounts receivable and revenue in the financial statements:

                                                  2005             2004
                                                  ----             ----
              Accounts receivable
                Company X                   $      624,615    $      526,721
                Company Y                          388,800           327,271
                                            --------------    --------------
                                            $    1,013,415    $      853,992
                                            ==============    ==============

              Revenue
                Company X                   $    4,783,581    $    3,119,366
                Company Y                        2,486,722         2,126,294
                                            --------------    --------------
                                            $    7,270,303    $    5,245,660
                                            ==============    ==============

Note 20       Segmented Information

              SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," established standards for reporting information about operating segments in the Company's financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company operates in two operating segments the retail and commercial operations.

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004
(Stated in US Dollars)-Page 24

             The following table shows revenues, profit or loss and identifiable assets by operating segment:

                                                                                        2005              2004
                                                                                        ----              ----
             Revenues
               Retail - sale of tangible products                                  $    8,213,074   $    6,144,387
               Retail - activation commissions and residual payments                    3,119,622        2,609,134
               Commercial - sale of tangible products                                  12,202,403        6,455,640
               Commercial - activation commissions and residual payments                  690,712                -
                                                                                   --------------   --------------
             Consolidated revenues                                                 $   24,225,811   $   15,209,161
                                                                                   ==============   ==============

             Profit or Loss
               Retail                                                              $    1,050,631   $      473,092
               Commercial                                                                (107,843)        ( 55,303)
             Unallocated amounts:
               Corporate costs (including writedown of goodwill)                       (5,582,682)      (2,459,626)
               Non-controlling interest                                                        --           (1,535)
                                                                                   --------------   --------------
             Consolidated loss                                                     $   (4,639,894)  $   (2,043,372)
                                                                                   ==============   ==============

             Assets
               Retail                                                              $    2,507,796   $    3,247,667
               Commercial                                                               4,265,204        1,380,730
               Intangible assets and goodwill - retail                                    480,652          450,737
               Intangible assets and goodwill - commercial                              1,226,174        4,082,845
               Unallocated corporate assets                                             1,592,566          311,715
                                                                                   --------------   --------------
             Consolidated assets                                                   $   10,072,392   $    9,473,694
                                                                                   ==============   ==============



Note 21       New Accounting Standards

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

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2005 and 2004
(Stated in US Dollars)-Page 25

              FASB STATEMENT NO. 123R, SHARE BASED PAYMENT. FASB issued SFAS No. 123R which revises SFAS No. 123 and is effective for small business issuers as of the beginning of the first interim or annual reporting period after December 31, 2005. SFAS No. 123R requires public entities to measure the cost of employment services received in exchange for an award of equity instruments on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award--the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in Statement 123. The Company does not anticipate that the adoption of SFAS 123R will have a material impact on its consolidated balance sheets and statements of operations, shareholders' equity and cash flows.

Note 22       Subsequent Events

              On January 17, 2006, the Company, entered into a CAD$1,500,000 (approximately US$1,300,000) financing arrangement with TCE Capital Corporation through its majority owned subsidiary WACL and Wireless Source. The financing arrangement discounts receivables and provides funding secured by inventory. Pursuant to the terms of the financing arrangement WACL and Wireless Source discount receivables at CAD$0.67 (approximately US$0.58) per day per CAD$1,000 (approximately US$862) and pay 24% per annum interest on amounts secured by inventory. The loan is guaranteed by the parent and WACL and Wireless Source provided a General Security Agreement.

Note 23       Proforma Information

              The Company's historical statements of operations include the results of mmwave and Knowlton Pass subsequent to the acquisition dates of March 4, 2005 and July 31, 2005, respectively. The following unaudited pro forma financial information for the year ended December 31, 2005 presents the consolidated results of the Company as if the acquisitions of mmwave and Knowlton Pass had occurred at the beginning of 2005. This unaudited pro forma information for the year ended December 31, 2005 is not intended to be indicative of future operating results.

                                                   2005             2004
                                                   ----             ----
               Revenues                      $   25,253,394    $   15,706,826
                                             --------------    --------------
               Net loss                      $   (5,425,786)   $   (2,099,064)
                                             ==============    ==============

               Loss per share                $        (0.19)   $        (0.09)


Note 24       Comparatives

              The financial statements have been reclassified, where applicable, to conform to the presentation used in the current year. The changes do not affect prior year earnings.

Item 8. Changes in and Disagreements With Accountants On Accounting and Financial Disclosure.

On February 5, 2004, the Company dismissed Amisano Hanson, Chartered Accountants, ("Amisano Hanson") as its principal accountants. Such action had been previously approved by the Company's Board of Directors. Amisano Hanson's report on the financial statements of the Company for the period in which they served as auditors of the Company did not contain an adverse opinion or disclaimer of opinion, and were not modified as to audit scope or accounting principles. From the time of Amisano Hanson's appointment as the Company's auditors on January 22, 2001, through the date in change of auditors and as of the date of this report, there has been no disagreements with Amisano Hanson on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Amisano Hanson, would have caused it to make reference to the subject matter of the disagreements in connection with its report. During the three most recent fiscal years and through the date of this report there have been no reportable events.

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

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Information required by this Item will be set forth in either (i) the Company's definitive proxy statement for the 2006 Annual Meeting of Stockholders, or (ii) an amendment to this Report on Form 10-KSB/A, which in either case will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2005, and which information is incorporated herein by reference.


Item 10. Executive Compensation.

Information required by this Item will be set forth in either (i) the Company's definitive proxy statement for the 2006 Annual Meeting of Stockholders, or (ii) an amendment to this Report on Form 10-KSB/A, which in either case will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2005, and which information is incorporated herein by reference.


Item 11. Security Ownership of Certain Beneficial Owners and Management.

Information required by this Item will be set forth in either (i) the Company's definitive proxy statement for the 2006 Annual Meeting of Stockholders, or (ii) an amendment to this Report on Form 10-KSB/A, which in either case will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2005, and which information is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions

Information required by this Item will be set forth in either (i) the Company's definitive proxy statement for the 2006 Annual Meeting of Stockholders, or (ii) an amendment to this Report on Form 10-KSB/A, which in either case will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2005, and which information is incorporated herein by reference.

Item 13. Exhibits, List and Reports On Form 8-K.

    Exhibit No.   Description
    -----------   -----------------------------------

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


    Exhibit 10.31 Credit Agreement with Bank of Nova Scotia and mmwave
                  Technologies Inc. dated March 4, 2005.

    Exhibit 10.32 Stock Purchase Agreement between Marlon Distributors Ltd.,
                  Wireless Age Communications, Inc. and David MacKinnon, Rosemary Gilbert, Joshua MacKinnon and James S. Hardy, dated July 29, 2005 incorporated by reference to Exhibit 99.1 of the Company's Form 8-K filed with the Commission on August 4, 2005.

    Exhibit 10.33 Escrow Agreement between Marlon Distributors Ltd. David
                  MacKinnon, Rosemary Gilbert, Joshua MacKinnon, James S. Hardy and Wuersch & Gering LLP, dated July 29, 2005 incorporated by reference to Exhibit 99.2 of the Company's Form 8-K filed with the Commission on August 4, 2005.

    Exhibit 10.34 Management Services Agreement between 2078198 Ontario Limited and Knowlton Pass Electronics Inc., dated July 31, 2005, incorporated by reference to Exhibit 99.3 of the Company's Form 8-K filed with the Commission on August 4, 2005.

    Exhibit 10.35 Termination Agreement between Simmonds Mercantile and
                  Management Inc. and Wireless Age Communications, Inc., dated September 30, 2005, incorporated by reference to Exhibit 99.1 of the Company's Form 8-K filed with the Commission on October 6, 2005.

    Exhibit 10.36 Employment Agreement between Wireless Age Communications, Inc.
                  and Gary N. Hokkanen, dated December 30, 2005, incorporated by reference to Exhibit 99.1 of the Company's Form 8-K filed with the Commission on January 4, 2006.

    Exhibit 10.37 Factoring and Demand Revolving Loan Agreement between TCE
                  Capital Corporation and Wireless Communications Ltd. and Wireless Source Distribution Ltd. dated January 17, 2006.

    Exhibit 21    Subsidiaries of the Company.

    Exhibit 31.1  Section 302 Certification of the Chief Executive Officer

    Exhibit 31.2  Section 302 Certification of the Chief Financial Officer

    Exhibit 32.1 Certification of the Chief Executive Officer and the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.

Item 14.

Information required by this Item will be set forth in either (i) the Company's definitive proxy statement for the 2006 Annual Meeting of Stockholders, or (ii) an amendment to this Report on Form 10-KSB/A, which in either case will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2005, and which information is incorporated herein by reference.

                                   SIGNATURES

      In accordance with sections 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this Report to be signed on its behalf by the undersigned, thereto duly authorized individual.

       Date:  March 29, 2006
                                       WIRELESS AGE COMMUNICATIONS, INC.

                                       By:


                                       /s/ Bradley J. Poulos
                                       ------------------------------------
                                       Bradley  J. Poulos, CEO



      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

                Name                                     Title                              Date
/s/ John G. Simmonds
--------------------------------------
     John G. Simmonds                      Director and Chairman of the Board          March 28, 2006


/s/ Bradley J. Poulos
--------------------------------------
     Bradley  J. Poulos                               CEO/Director
                                              (principal executive officer)            March 29, 2006

/s/ Brian Usher-Jones
--------------------------------------
     Brian Usher-jones                                  Director                       March 23, 2006

/s/ Kenneth Adelberg
--------------------------------------
     Kenneth Adelberg                                   Director                       March 27, 2006

/s/ Stephen Dulmage
--------------------------------------
     Stephen Dulmage                                    Director                       March 23, 2006

/s/ Gary N. Hokkanen
--------------------------------------
     Gary N. Hokkanen                                     CFO                          March 29, 2006
                                             (principal accounting officer)