Form 10KSB/A
period 2005-12-31
WIRELESS AGE COMMUNICATIONS INC
filed 2006-04-28
CIK 1130131

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

                                  905-696-2855
                (Issuer's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:     None

Securities registered pursuant to Section 12(g) of the Act:     Common Stock,
                                                                par value $0.001


Check whether the Issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. |_|

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes |_| No |X|

The issuer's revenues for the fiscal year ended December 31, 2005 were $24,225,811.

Based on the closing price on April 18, 2006 of $0.34 per share of common stock, as reported by the NASD's OTC Bulletin Board, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $7,922,490.

As of April 19, 2006, the number of shares outstanding of the registrant's Common Stock was 29,121,046 shares.

Documents incorporated by reference: None.

Transitional Small Business Disclosure Format (Check One): Yes |_| No |X|

EXPLANATORY NOTE: This amendment on Form 10-KSB/A to the Annual Report on Form 10-KSB of Wireless Age Communications, Inc. (referred to herein as "we," "us" or the "Company") for the fiscal year ended December 31, 2005 (the "Original Filing"), which was filed with the Securities and Exchange Commission ("SEC") on March 30, 2006, is being filed to amend Part III, to include the information contained herein.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

The Company's current Board of Directors (the "Board") is comprised of Bradley
J. Poulos, Brian Usher-Jones and Steven Dulmage. Each director's term expires upon the election and qualification of their successor. John G. Simmonds and Kenneth Adelberg resigned as directors on April 17, 2006.

The following table sets forth the names, ages and positions of the directors of the Company:

           NAME                         AGE         POSITION
           ----                         ---         --------
           Bradley J. Poulos             46         Chairman of the Board
           Steven Dulmage                62         Director
           Brian Usher-Jones             59         Director

BIOGRAPHICAL INFORMATION REGARDING DIRECTORS

BRADLEY J. POULOS, PRESIDENT, CHAIRMAN, CHIEF EXECUTIVE OFFICER AND DIRECTOR. Mr. Poulos served as the President of the Company's subsidiary mmwave Technologies Inc. from 1998 to 2005. He was appointed as a director of the Company on March 4, 2005 and was appointed CEO of the Company on September 12, 2005. Mr. Poulos became Chairman of the Company's Board of Directors on April 17, 2006. Located in Mississauga (Toronto), Canada, Mr. Poulos oversees the operations of the Company on a day-to-day basis. Mr. Poulos has 20 years experience in the telecommunications industry, including 15 years at Telesat Canada, where he held progressively senior positions in both technical and marketing roles. At the time of his departure to join mmwave, he was responsible for sales and marketing for Telesat's voice and data business. He has extensive experience in the operation, design and building of wireless networks of all kinds. Mr. Poulos earned an Electronics Engineering Technologist Diploma (DeVry) in 1983 and a Master of Business Administration from the Ivey School of Business (University of Western Ontario) in 1996.

STEVEN DULMAGE, DIRECTOR. Mr. Dulmage has served as a director of the Company since his election at the Company's 2004 annual meeting on June 22, 2004. He currently serves as the Chief Financial Officer of African Gold Group, Inc., a company listed on the Toronto Stock Exchange Venture Exchange. Prior to joining African Gold Group, Inc., Mr. Dulmage served as a business consultant from January 2003 through April 2003, as a sales agent of the Equigenesis Corporation from December 1999 through December 2002, and as a sales agent for Mantum Corporation from November 1996 until December 1999. Mr. Dulmage earned a Bachelor of Arts degree at McMaster University in 1964. Mr. Dulmage is a C.A. (Chartered Accountant) and is a member of the Canadian Institute of Chartered Accountants. Mr. Dulmage was a director of Travellers Mall.com Inc., a Toronto Stock Exchange Venture Exchange listed company, from 2000-2004.

BRIAN USHER-JONES, DIRECTOR. Mr. Usher-Jones has served as a director of the Company since May 8, 2003. He has been a merchant banker since 1995 and was the former President of MB Capital Corporation and Thomson Kernaghan Co. Ltd., an investment banking firm in Toronto, Ontario. Mr. Usher-Jones attained a Bachelor of Commerce degree from Concordia University in 1969. Mr. Usher-Jones is also a C.A. (Chartered Accountant) and is a member of the Canadian Institute of Chartered Accountants (1970). Mr. Usher-Jones currently serves as a director of various public companies including Xplore Technologies Corp., Calvalley Petroleum Inc. and Oromonte Resources Inc. Brian Usher-Jones, an independent director serving on the Audit Committee, is an "audit committee financial expert," as such term is defined under the regulations promulgated by the Securities and Exchange Commission. Mr. Usher-Jones also serves as a member of the Board's Compensation Committee.

BOARD AND COMMITTEE MEETINGS

Information concerning the two Committees maintained by the Board is set forth below.

The Board held nine meetings during the 2005 fiscal year. No director attended less than 100% of the Board meetings while serving as such director, or less than 100% of all committee meetings on which he or she served as a committee member.

The audit and compensation committees are the standing committees of the Board. The fiscal year 2005 and 2006 committees are comprised as follows:

         2005 AUDIT COMMITTEE               2005 COMPENSATION COMMITTEE
         Brian Usher-Jones (Chair)          Kenneth Adelberg (Chair)
         Kenneth Adelberg                   Brian Usher-Jones
         Steven Dulmage                     Steven Dulmage

         The current committees are comprised as follows:

         2006 AUDIT COMMITTEE               2006 COMPENSATION COMMITTEE
         Brian Usher-Jones (Chair)          Steven Dulmage (Chair)
         Steven Dulmage                     Brian Usher-Jones

Mr. Adelberg resigned as a committee member of the audit committee and compensation committee effective April 17, 2006 when he resigned as a director. Mr. Simmonds also resigned as a director on April 17, 2006 but did not serve as a committee member prior to his resignation.

The audit committee of the Board (the "Audit Committee") held four meetings during fiscal 2005. The Audit Committee's duties include recommending the Company's independent auditors, reviewing the Company's financial statements, reviewing any reports or recommendations regarding the adequacy of internal accounting controls made by the independent auditors, and considering such other matters with respect to the accounting, auditing and financial reporting procedures as it may deem appropriate or as may be brought to its attention.

The Audit Committee acts under a written charter adopted and approved by the Board on March 26, 2004. A copy of the Audit Committee Charter was attached as an Exhibit to the Company's definitive proxy statement for 2004. The Audit Committee is composed of outside directors who are not officers or employees of the Company or its subsidiaries. In the opinion of the Board, these directors are independent of management and free of any relationship that would interfere with their exercise of independent judgment as member of this committee.

The compensation committee of the Board (the "Compensation Committee") held one meeting during the 2005 fiscal year. The Compensation Committee is responsible for allocating cash compensation and stock options to senior executive officers of the Company.

BOARD OF DIRECTORS INDEPENDENCE

The Board reviews the relationships that each director has with the Company and other parties. Only those directors who do not have any of the categorical relationships that preclude them from being independent and who the Board affirmatively determines have no relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, are considered to be Independent Directors. The Board has reviewed a number of factors to evaluate the independence of each of its members. These factors include its members' current and historic relationships with us and our subsidiaries; their relationships with management and other directors; the relationships their current and former employers have with us and our subsidiaries; and the relationships between us and other companies on which our board members are directors or executive officers. After evaluating these factors, the Board has determined that two of its current three members are "independent". These directors are Messrs. Brian Usher-Jones and Steven Dulmage. Independent members of our Board meet in executive session without management present, and are scheduled to do so at least two times per year. The Board has designated Mr. Usher-Jones as the presiding director for these meetings.

SHAREHOLDER COMMUNICATIONS

The Board believes that it is important for our shareholders to have a process to send confidential communications directly to the board as a whole and to the Independent Directors in particular. Accordingly, shareholders desiring to send a communication to the Board, or to a specific director, may do so by delivering a letter to the Secretary of the Company at the Company' principal offices as set forth on the cover page to this Amendment to the Annual Report on Form 10-KSB. The mailing envelope must contain a clear notation indicating that the enclosed letter is a "stockholder-board communication" or "stockholder director-specific" communication." All such letters must identify the author and clearly state whether the intended recipients of the letter are all members of our Board or certain specified individual directors. To the extent indicated as addressed, the Secretary will observe any requests for confidentiality and forward such correspondence unopened directly to a specific director. With respect to correspondence addressed to the Board as a whole or to a group of directors or a specific committee, the Secretary will open such communications and make copies, and then circulate them to the appropriate director or directors. Notwithstanding the foregoing, the Company shall reserve the right to open all correspondence as it believes reasonably necessary to assure the safety and personal privacy of all directors.

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

The Board has adopted a written charter setting out the roles and responsibilities the Committee is to perform. The Board has determined that Mr. Usher-Jones, an independent director serving on the Audit Committee, is an "audit committee financial expert," as such term is defined under the regulations promulgated by the Securities and Exchange Commission. Under such regulations, the designation or identification of a person as an audit committee financial expert does not impose on such person any duties, obligations or liability that are greater than the duties, obligations and liability imposed on such person as a member of the audit committee and the Board in the absence of such designation or identification nor does the designation or identification of a person as an audit committee financial expert affect the duties, obligations or liability of any other member of the audit committee or Board.

Management has primary responsibility for the Company's financial statements and the overall reporting process, including the Company's system of internal controls.

REVIEW OF AUDITED FINANCIAL STATEMENTS

The Audit Committee has reviewed the Company's financial statements for the fiscal year ended December 31, 2005, as audited by Mintz & Partners, the Company's independent auditors, and has discussed these financial statements with management. In addition, the Audit Committee has discussed with Mintz & Partners the matters required to be discussed by Statement of Auditing Standards No. 61, as amended, regarding the codification of statements on auditing standards. Furthermore, the Audit Committee has received the written disclosures and the letter from Mintz & Partners required by the Independence Standards Board Standard No. 1 and has discussed with Mintz & Partners its independence. In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board that the audited financial statements for the fiscal year ended December 31, 2005 be included in the Company's Annual Report on Form 10-KSB, for filing with the Securities and Exchange Commission.

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

                                               AUDIT COMMITTEE

                                               Brian Usher-Jones
                                               Steven Dulmage

                               EXECUTIVE OFFICERS

The following table presents information with respect to our executive officers, as of April 19, 2006.

      NAME                         AGE      POSITION
      ----                         ---      --------
      Bradley J. Poulos            46       Chief Executive Officer
      Gary Hokkanen                50       Chief Financial Officer
      David MacKinnon              55       Chief Technology Officer
      Carrie Weiler                47       Corporate Secretary

BRADLEY J. POULOS, CHIEF EXECUTIVE OFFICER, PRESIDENT AND CHAIRMAN OF THE BOARD. See "Biographical Information Regarding Directors" above for information regarding Mr. Poulos.

GARY N. HOKKANEN, CHIEF FINANCIAL OFFICER. Mr. Hokkanen has served as the Company's CFO since May 29, 2003. Mr. Hokkanen is an executive level financial manager with over 7 years experience in public company financial management. Mr. Hokkanen holds a Bachelor of Arts degree from the University of Toronto and is a CMA (Certified Management Accountant) and a member of the Society of Management Accountants, Ontario. From January 2001 to April 2003 Mr. Hokkanen was CFO of IRMG Inc., a Toronto based financial management consulting firm. Mr. Hokkanen served as CFO of Simmonds Capital Limited from July 1998 to January 2001 and served as CFO of Trackpower Inc. from February 1998 to June 2001. In May of 2005 Mr. Hokkanen was reappointed CFO of Trackpower Inc. and continues to serve in such capacity. For the period April 1996 to July 1998, Mr. Hokkanen served as Treasurer of Simmonds Capital Limited. On October 15, 2004 Mr. Hokkanen was appointed CFO of Midland International Corporation and continues to serve in such capacity.

DAVID MACKINNON, CHIEF TECHNOLOGY OFFICER. Mr. MacKinnon has served as the Company's CTO since August 18, 2005. Mr. MacKinnon has experience in wireless communications systems, business development and management. Since May of 2004 Mr. MacKinnon has been employed by the Company, providing strategic guidance to these entities regarding technical matters and potential acquisitions. Since April of 2004 he has also been President and a member of the Board of Directors of Knowlton Pass Electronics Inc. ("Knowlton Pass"), an entity recently acquired by one of the Company's wholly owned subsidiaries, Marlon Distributors Ltd. ("Marlon"). From 1995 until May of 2004, Mr. MacKinnon was employed as the Chairman of Selmah House, Ltd., a private company involved in the business of technology consulting, financial services and investments. Mr. MacKinnon graduated in 1971 from St. Mary's University in Halifax, Nova Scotia.

CARRIE J. WEILER, CORPORATE SECRETARY. Ms. Weiler was appointed Secretary of the Company on May 29, 2003. Ms. Weiler also provides services to the Simmonds Capital Limited group of companies which she joined in 1979. She has served as Vice President of Corporate Development for Simmonds Capital Limited and its divisions since 1994 and she has served as Corporate Secretary of TrackPower, Inc. since 1998. On October 15, 2004 Ms. Weiler was appointed Corporate Secretary of Midland International Corporation and continues to serve in such capacity.

COMPLIANCE WITH SECTION 16(A) OF THE SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's directors and executive officers, as well as persons beneficially owning more than 10% of the outstanding Common Stock, to file certain reports of ownership with the Securities and Exchange Commission within specified time periods. Such officers, directors and shareholders are also required by Securities and Exchange Commission rules to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of such forms, all requirements received by the Company, or written representations from certain reporting persons, the Company believes that between January 1, 2005 and December 31, 2005, all Section 16(a) filing requirements applicable to its officers, directors and 10% shareholders were met.

CODE OF ETHICS

The Board adopted a Code of Ethics in fiscal 2004, which applies to the Company's executive officers, as well as the executive officers of the Company's subsidiaries.

You can obtain copies of our current committee charters and Code of Ethics by writing to our Corporate Secretary at 6200 Tomken Road, Unit A, Mississauga, Ontario, Canada, L5T 1X7, who shall provide copies without charge to any person.


ITEM 10. EXECUTIVE COMPENSATION.

The following table sets forth compensation for each of the past three fiscal years with respect to each person who served as Chief Executive Officer of the Company and each of the four most highly-compensated executive officers of the Company who earned a total annual salary and bonuses that exceeded $100,000 in any of the three preceding three fiscal years.

                           SUMMARY COMPENSATION TABLE

-----------------------------------------------------------------------------------------------------------------------
                                                                   LONG TERM COMPENSATION
------------------------------------------------------------------ -------------------------- -------------------------
                                                                            AWARDS            PAYOUTS
-----------------------------------------------------------------------------------------------------------------------
NAME AND PRINCIPAL   YEAR     SALARY     BONUS ($)  OTHER ANNUAL   RESTRICTED    SECURITIES   LTIP       ALL OTHER
POSITION                      ($)                   COMPENSATION   STOCK         UNDERLYING   PAYOUTS    COMPENSATION
                                                    ($)            AWARD(S) ($)  OPTIONS/SARS ($)        ($)
                                                                                 (#)
-----------------------------------------------------------------------------------------------------------------------
Bradley J. Poulos    2005     $152,098              $11,551                                              $3,311
Chief Executive      2004
Officer (1)          2003
-----------------------------------------------------------------------------------------------------------------------
John G. Simmonds     2005     $272,750              $7,442
Chief Executive      2004     $267,425             $5,000
Officer (2)          2003     $92,362
-----------------------------------------------------------------------------------------------------------------------
Gary N. Hokkanen     2005     $141,604              $4,362
Chief Financial      2004     $112,708
Officer (3)          2003
-----------------------------------------------------------------------------------------------------------------------
Carrie J. Weiler     2005     $101,568              $7,442
Corporate            2004     $100,284
Secretary (4)        2003
-----------------------------------------------------------------------------------------------------------------------
David MacKinnon      2005     $119,690              $3,973
Chief Technology     2004
Officer (5)          2003
-----------------------------------------------------------------------------------------------------------------------
Dallas Robinson      2005
Chief Executive      2004
Officer  (6)         2003     $21,757               $1,532
-----------------------------------------------------------------------------------------------------------------------

(1) Mr. Poulos became the Company's President on March 4, 2005, in connection with the acquisition of mmwave Technologies Inc. Mr. Poulos was appointed President and CEO on September 12, 2005. Mr. Poulos' salary includes remuneration paid to him from January 1, 2005 to March 4, 2005 in his capacity as President of mmwave, from March 4, 2005 to September 12, 2005 in his capacity as President of the Company and from September 12, 2005 to December 31, 2005 as CEO of the Company. Mr. Poulos received $3,311 in directors' fees from mmwave prior to its acquisition by the Company on March 4, 2005 and $11,551 in other annual compensation consisting primarily of an automobile allowance.

(2) Mr. Simmonds joined the Company in March 2003, served as CEO until September 12, 2005 and as Chairman of the Board and a director until April 17, 2006. Mr. Simmonds resigned as a director on April 17, 2006. Mr. Simmonds was compensated through a management services agreement between the Company and Simmonds Mercantile & Management Inc. ("SMMI") pursuant to which the Company was obligated to pay SMMI $35,000 per month for the executive management services of Mr. Simmonds, as CEO, Mr. Hokkanen as CFO and Ms. Weiler as Corporate Secretary. The salary for 2005 represented amounts paid by SMMI to Mr. Simmonds directly. Other annual compensation primarily includes an automobile allowance paid to Mr. Simmonds by SMMI. On September 30, 2005 the SMMI management services agreement was terminated by the Company and Mr. Simmonds is no longer being compensated by the Company for management services.

(3) Mr. Hokkanen joined the Company as CFO on May 29, 2003. Mr. Hokkanen was compensated through the SMMI management services agreement up to and including September 30, 2005. Salary amounts disclosed include a salary paid by SMMI to Mr. Hokkanen prior to September 30, 2005. Effective October 1, 2005 Mr. Hokkanen became a direct employee of the Company and salary amounts paid by the Company directly to Mr. Hokkanen are also included above. Other annual compensation paid to Mr. Hokkanen primarily includes an automobile allowance. During 2003 Mr. Hokkanen's salary was less than $100,000.

(4) Ms. Weiler joined the Company as Corporate Secretary on May 29, 2003. Ms Weiler was compensated through the SMMI management services agreement up to and including September 30, 2005. Salary amounts disclosed include a salary paid by SMMI to Ms. Weiler prior to September 30, 2005. Effective October 1, 2005 Ms. Weiler contracted directly with the Company for part time services. Other annual compensation paid to Ms. Weiler primarily includes an automobile allowance. During 2003 Ms. Weiler's salary was less than $100,000.

(5) Mr. MacKinnon joined the Company as Chief Technology Officer on August 1, 2005, through the acquisition of Knowlton Pass Electronics Inc. Mr. MacKinnon's salary includes remuneration paid to him from January 1, 2005 to July 31, 2005 in his capacity as President of Knowlton Pass and from August 1, 2005 to December 31, 2005 as CTO of the Company. Mr. MacKinnon received $3,973 other annual compensation consisting primarily of an automobile allowance.

(6)      Mr. Robinson resigned as CEO in March 2003.


OPTION GRANTS IN 2005 FISCAL YEAR

The Company made no option grants in 2005.

COMPENSATION OF DIRECTORS

FEES

The following fees were paid to directors who were not employees of the Company during fiscal 2005. During 2005, all directors received fees for services rendered on the Board. Directors who are full-time employees of the Company receive no additional compensation for serving as directors. Board members also are reimbursed for all expenses associated with attending Board or Committee meetings. Non-employee directors are paid a $20,000 retainer per annum and meeting fees as follows:

            Fee for each Board meeting                $  500
            Fee for each telephone meeting            $  500
            Fee for each Committee meeting            $  500

COMPENSATION COMMITTEE INTERLOCKS

During the fiscal year 2005, the Compensation Committee consisted of Messrs. Adelberg, Usher-Jones, and Dulmage. Mr. Adelberg resigned as a committee member on April 17, 2006.

EMPLOYMENT ARRANGEMENTS

On May 1, 2003 the Company entered into a Management Services Agreement with Simmonds Capital Limited for the executive management services of John Simmonds, as CEO, Carrie Weiler, as Corporate Secretary, Gary Hokkanen, as CFO, as well as other non-executive level individuals on a time to time basis, for a monthly fee of $35,000. Prior to the termination of this agreement on September 12, 2005, Mr. Simmonds resigned as CEO of the Company and was replaced by Mr. Brad Poulos, who was at the time employed by the Company as President. As Mr. Simmonds was no longer providing executive management services to the Company as CEO, on September 30, 2005, the Company negotiated the termination of the Management Services Agreement effective October 1, 2005.

Pursuant to the terms of the Termination Agreement the Company agreed to pay a Break Fee represented by a payment of $100,000 (CAD$118,000) paid in two equal amounts of $50,000 (CAD$59,000) on October 3, 2005 and October 14, 2005. The Break Fee represented less than three months fees of the remaining seven months of the Agreement. The Company also agreed to offer employment to Mr. Hokkanen, Wireless Age's Chief Financial Officer who had been remunerated prior to termination through the Management Services Agreement on customary terms for such position directly by Wireless Age. The Company also agreed to offer Ms. Weiler, Wireless Age's Corporate Secretary who had also been remunerated prior to termination through the Management Services Agreement, a Consulting Agreement on customary terms for such position directly by Wireless Age.

In connection with the appointment of Mr. Brad Poulos initially as President of Wireless Age, the Company entered into an employment agreement with Mr. Brad Poulos on March 4, 2005 (the "Poulos Employment Agreement"). On February 20, 2006, the Company renegotiated certain provisions of the employment agreement when Mr. Poulos was appointed CEO. Under the terms of the amended Poulos Employment Agreement, Mr. Poulos is to serve as CEO of Wireless Age at a base annual salary of CDN $200,000 (approximately US$174,000). Mr. Poulos is also eligible for a short term bonus equal to 50% of his base annual salary if he achieves certain performance milestones. In addition, Mr. Poulos is eligible for long term bonus of 333,333 shares of the Company to be issued on July 4, 2006, March 4, 2007 and March 4, 2008 (for a total of 1,000,000 shares in total) if he achieves certain additional milestones. Mr. Poulos will be granted three weeks of vacation and will be eligible for employee benefit plans offered to other Company personnel. The Company will be provided a company vehicle. Mr. Poulos has agreed to the Company's customary provisions for loyalty, confidentiality and ownership of intellectual property. The Poulos Employment Agreement will continue in effect until such time notice is given by the Company, at its sole discretion at any time, to terminate Mr. Poulos. If the Company terminates the employment of Mr. Poulos prior to the statutory notice period required under the laws of Ontario, the Company shall pay Mr. Poulos 200% of his annual base salary. The Company will have the right at any time to terminate Mr. Poulos for just cause without having to make such payments if Mr. Poulos is terminated for just cause or if Mr. Poulos voluntarily resigns or otherwise voluntarily terminates his agreement with the Company. The Company will continue health and ancillary benefit coverage for a period of 24 months following termination of employment. In connection with the Poulos Employment Agreement, the Company was required to undertake to exercise commercially reasonable efforts to cause Mr. Brad Poulos to be nominated and elected to the Board.

On December 30, 2005, the Company, entered into an Employment Agreement with Mr. Gary Hokkanen as CFO, effective October 1, 2005 (the "Hokkanen Employment Agreement"). Mr. Hokkanen has served as the Company's Chief Financial Officer since May of 2003. Under the terms of the Hokkanen Employment Agreement, Mr. Hokkanen will receive annual compensation of CAD$175,000 (approximately US$152,250) beginning January 1, 2006. For the period October 1, 2005 to December 31, 2005, Mr. Hokkanen received annual compensation of CAD$160,000 (approximately US$139,200), the same compensation he received from SMMI under the SMMI Management Services Agreement. Mr. Hokkanen is also to receive an annual bonus of CAD$50,000 (approximately US$43,500) based on a yet to be determined annual criteria. Mr. Hokkanen will receive 3 weeks vacation and will be provided an automobile. Mr. Hokkanen will be granted three weeks of vacation and will be eligible for employee benefit plans offered to other Company personnel. The Company will provide a company vehicle. Mr. Hokkanen has agreed to the Company's customary provisions for loyalty, confidentiality and ownership of intellectual property. If the Company terminates the employment of Mr. Hokkanen prior to the statutory notice period required under the laws of Ontario, the Company shall pay Mr. Hokkanen 200% of his annual base salary. The Company will have the right at any time to terminate Mr. Hokkanen for just cause without having to make such payments if Mr. Hokkanen is terminated for just cause or if Mr. Hokkanen voluntarily resigns or otherwise voluntarily terminates his agreement with the Company. The Company will continue health and ancillary benefit coverage for a period of 24 months following the termination of his employment.

On August 1, 2005, the Company, entered into an Employment Agreement with Mr. David MacKinnon as Chief Technology Officer (the "MacKinnon Employment Agreement"). Under the terms of the MacKinnon Employment Agreement, Mr. MacKinnon will receive annual compensation of CAD$150,000 (approximately US$130,500). Mr. MacKinnon is also to receive an annual bonus of CAD$50,000 (approximately US$43,500) based on certain performance targets. Mr. MacKinnon will also be eligible to earn 212,500 shares of the Company's common stock on the first and second anniversaries of the MacKinnon Employment Agreement, subject to achieving certain performance criteria. Mr. MacKinnon will be granted three weeks of vacation and will be eligible for employee benefit plans offered to other Company personnel. The Company will also provide a car allowance of CAD$1,200 (approximately US$1,044) per month. Mr. MacKinnon has agreed to the Company's customary provisions for loyalty, confidentiality and ownership of intellectual property. If the Company terminates the employment of Mr. MacKinnon prior to the statutory notice period required under the laws of Ontario and it occurs within 18 months of the date of the MacKinnon Employment Agreement the Company shall pay Mr. MacKinnon 266%% of his annual base salary. If such the termination occurs 18 months after the date of the MacKinnon Employment Agreement the Company shall pay Mr. MacKinnon 133% of his annual base salary. The Company will have the right at any time to terminate Mr. MacKinnon for just cause without having to make such payments if Mr. MacKinnon is terminated for just cause or if Mr. MacKinnon voluntarily resigns or otherwise voluntarily terminates his agreement with the Company. The Company will continue health and ancillary benefit coverage for a period of 24 months following the termination of his employment.

On October 1, 2005, the Company entered into a consulting agreement with Medallion Corporation, an entity solely owned by Ms. Carrie Weiler, to obtain the part time corporate secretarial services of Ms. Weiler for a monthly fee of $5,350. The contract expires on September 30, 2006.

Pursuant to the Poulos Employment Agreement, in the event of a buyout, merger, or any other event that results in a change of control (as defined therein), or whereby Mr. Poulos no longer controls at least one seat on the Board, Mr. Poulos may elect to resign within sixty (60) days of such event, with the Company shall pay Mr. Poulos 200% of his annual base salary. The Company will continue health and ancillary benefit coverage for a period of 24 months following the termination of his employment.

In the case of the Hokkanen Employment Agreement, in the event of a buyout, merger, or any other event that results in a change of control (as defined therein), Mr. Hokkanen may elect to resign within sixty (60) days of such event, with the Company shall pay Mr. Hokkanen 200% of his annual base salary. The Company will continue health and ancillary benefit coverage for a period of 24 months following the termination of his employment.

Pursuant to the MacKinnon Employment Agreement, in the event of a buyout, merger, or any other event that results in a change of control (as defined therein), Mr. MacKinnon may elect to resign within sixty (60) days of such event, with the following benefits: if termination occurs within 18 months of the inception date of Mr. MacKinnon's, the Company shall pay Mr. MacKinnon 266% of his annual base salary, and 133% if termination occurs after 18 months of inception of the agreement. The Company will continue health and ancillary benefit coverage for a period of 24 months following the termination of his employment.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

The Compensation Committee consists of two non-employee directors, Messrs. Usher-Jones and Dulmage. The Compensation Committee has the responsibility for allocation of cash compensation and stock options to senior executive officers of the Company.

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

Compensation Committee

Steven Dulmage
Brian Usher-Jones


ITEM 11.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of April 19, 2006 by (i) each director of the Company, (ii) each of the Company's officers named in the Summary Compensation Table (collectively, the "Named Executive Officers"), (iii) each person who is known by the Company to be the beneficial owner of more than five percent of the Company's outstanding Common Stock, and (iv) all directors and executive officers as a group. Except as otherwise indicated below, each person named has sole voting and investment power with respect to the shares indicated.

                             AMOUNT AND NATURE OF
                             BENEFICIAL OWNERSHIP

 NAME AND ADDRESS OF                        OPTIONS/
 BENEFICIAL OWNER (1)         SHARES           WARRANTS (2)     TOTAL (2)       PERCENT (2)
 ----------------          ------           ------------     -----------        -----------
Kenneth Adelberg (3)         650,000          50,000             700,000          2.4%
Stephen Dulmage                    0               0                   0             *
Gary Hokkanen                      0               0                   0             *
David MacKinnon              114,750               0             114,750             *
Bradley J. Poulos (4)      1,383,500               0           1,383,500          4.7%
Glenn J. Poulos (5)        1,350,000               0           1,350,000          4.7%
John Simmonds (3)          1,433,854          50,000           1,483,854          5.1%
Brian Usher-Jones            887,500          50,000             937,500          3.2%
Carrie Weiler                      0               0                   0             *
Segal, Talarico,
  Habib, Molot
  LLP (6)                  3,825,000               0           3,825,000         13.1%
All executive
  officers
and directors as a
group (9 persons)(7)       5,819,604     150,000               5,969,604         20.3%


(1) The mailing address for each individual listed herein is c/o Wireless Age Communications, Inc. 6200 Tomken Road, Unit A, Mississauga, Ontario, Canada, L5T 1X7.

(2) Includes options and warrants exercisable as of the date hereof or within 60 days hereafter. Holdings of less than 1% are indicated by "*". Based upon 29,121,046 shares issued and outstanding as of April 19, 2006, (excluding any shares issuable under options or warrants, except with respect to the beneficial holder thereof as indicated in the table above). All such warrants became exercisable October 15, 2003 and are exercisable for the purchase of Common Stock until expiration on October 15, 2006, at an exercise price of $2.00 per share.

(3) John Simmonds and Kenneth Adelberg resigned as directors of the Company on April 17, 2006, however for purposes of Item 11 they are considered affiliates until July 17, 2006.

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

(6) These 3,825,000 shares are held as escrow agent for the former mmwave shareholders.

(7) Officers and Directors as a group include Bradley Poulos, Brian Usher-Jones, Stephen Dulmage, Gary Hokkanen, David MacKinnon, Glenn J. Poulos (President of mmwave) and Carrie Weiler. John Simmonds and Kenneth Adelberg are also included as affiliates until July 17, 2006.

CHANGES IN CONTROL

The Company is considering an equity offering or private placement during fiscal 2006. There can be no assurance that this financing will not result in a change in control of the Company.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The Company has not authorized any securities for issuance under equity compensation plans.


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

On March 13, 2003 the Company agreed to purchase all of the issued and outstanding shares of Prime Wireless Corporation ("Prime") from Pivotal Self-Service Technologies Inc. ("Pivotal"), including all of the intellectual property rights of Prime to operate its business, the name of Prime, its Vertex Standard Distribution Agreement, its Midland Master License including all sub-licenses, inventory, accounts receivable, trademarks, copyrights and tooling, in exchange for 1,500,000 shares of Company Common Stock. Mr. John Simmonds, Chairman of the Company and Mr. Gary Hokkanen, CFO of the Company, at the time provided management services to Pivotal. In addition, Mr. Brian Usher-Jones served on the Board of Directors of Pivotal as well as on the Board of the Company. Each of Mr. Simmonds and Mr. Usher-Jones recused themselves from deliberation and voting on all matters related to the Board's approval of the Company's acquisition of Prime which the Board deemed to be fair and reasonable to the Company as of such date.

On July 2, 2003, the Company acquired all of the current lines of business operated by a sibling of John Simmonds, Chairman of the Board of the Company under the trade-name A.C. Simmonds & Sons in exchange for 1,500,000 shares of the Company's Common Stock. The A.C. Simmonds & Sons lines of business consisted primarily of the sale of electronics products to certain customers and clients. Since July 2, 2003, and in anticipation of the acquisition of Wireless Source Distribution Ltd. ("Wireless Source", discussed below), the Company has operated the A.C. Simmonds & Sons Business through financing from Wireless Source, and, upon the Company's acquisition of Wireless Source on September 19, 2003, the A.C. Simmonds & Sons Business became a division of Wireless Source.

On September 19, 2003, the Company acquired all of the issued and outstanding common shares of Wireless Source Distribution Ltd. from related parties. Wireless Source was owned 50% by Dallas L. Robinson, former CEO of the Company and at the time an officer of a subsidiary of the Company, Wireless Age Communications Ltd. and 50% by an entity solely owned by Robert Sim, then a director of the Company who resigned on January 18, 2004. The acquisition was consummated through a series of agreements. On September 19, 2003 the Company and a wholly owned subsidiary, (1588102 Ontario) entered into a Share Exchange Agreement with an officer of Wireless Age Communications Ltd. under which 1588102 Ontario issued 1,000,000 preferred shares of itself to Mr. Robinson, for 50 class B common shares of Wireless Source. The exchangeable preferred shares held by Mr. Robinson were exchanged into 1,000,000 shares of the Company's Common Stock in 2004. The Company also entered into a Stock Purchase Agreement with an entity solely owned by Robert Sim under which the Company issued 1,000,000 shares of the Company's Common Stock to the entity in exchange for 50 class B common shares of Wireless Source. As total consideration the Company issued 1,000,000 shares of the Company's Common Stock and 1,000,000 preferred shares of 1588102 Ontario valued at $2,740,000.

Mr. Simmonds privately purchased 50,000 shares of the Company's Common Stock in August 2003, 50,000 shares of the Company's Common Stock and warrants to purchase 50,000 shares of the Company's Common Stock in November 2003 on terms and conditions approved by the Board of the Company and deemed fair and reasonable as of such dates.

Mr. Brian Usher-Jones privately purchased 300,000 shares of the Company's Common Stock in July 2003, 500,000 shares of the Company's Common Stock in August 2003 and an additional 50,000 shares of the Company's Common Stock and warrants to purchase 50,000 shares of the Company's Common Stock in November 2003 on terms and conditions approved by the Board of the Company and deemed fair and reasonable as of such dates.

Mr. Adelberg privately purchased 100,000 shares of the Company's Common Stock in May 2003, 500,000 shares of the Company's Common Stock in August 2003 and an additional 50,000 shares of the Company's Common Stock and warrants to purchase 50,000 shares of the Company's Common Stock in November 2003 on terms and conditions approved by the Board of the Company and deemed fair and reasonable as of such dates.

The Company's Chief Executive Officer and Chairman of the Board, Mr. John Simmonds, the Chief Financial Officer, Mr. Gary Hokkanen, and the Corporate Secretary, Ms. Carrie Weiler, were compensated during the period May 1, 2003 to September 30, 2005 pursuant to the terms of a Management Services Agreement between Simmonds Capital Limited (which was assigned to Simmonds Mercantile and Management Inc. on January 1, 2004) and the Company. The Company was obligated to pay a monthly fee of $35,000 for the services of these individuals. The initial term of the agreement was one year. The agreement would automatically renew for a two year period after the first year, unless either party provided written notice of cancellation prior to 60 days of expiration of the initial term. Neither party provided written notice of cancellation prior to the expiration of the initial term.

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

On October 1, 2004, the Company entered into an agreement with Midland International Corporation (formerly known as Azonic Corporation) whereby the Company agreed to provide management services to Midland. The Company holds a 15.8% interest in Midland and certain officers and directors of the Company are also officers and directors of Midland. Certain shareholders of Midland are also officers and directors of the Company. These services initially involved providing assistance in organizing Midland's business plan and negotiating various strategic partnerships (including but not limited to carriers for airtime, manufacturers of handsets, marketing partners, logistics providers for distribution and several potential customers). Subsequently, the Company provided services primarily in the area of accounting and regulatory compliance. Pursuant to the terms of the agreement Midland was obligated to pay the Company a monthly fee of $20,000.

On March 4, 2005 the Company completed the acquisition of all of the issued and outstanding shares of mmwave Technologies Inc., ("mmwave"). Concurrent with the acquisition, Mr. Brad Poulos, former President of mmwave was appointed to the newly created position of President of Wireless Age Communications, reporting to Mr. John Simmonds, Chief Executive Officer. Mr. Glenn Poulos (the brother of Mr. Brad Poulos), who founded mmwave in 1991 and served as its president until 1998, has returned to resume the presidency of mmwave. Brad Poulos was also appointed to the Company's Board.

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

During fiscal 2005 and since the date of acquisition of mmwave, the Company has sold products totaling $295,621 and provided services valued at $63,473 to W3 Connex Inc. an entity in which the Company's CEO and the president of mmwave (both former shareholders of mmwave) are minority shareholders. As of December 31, 2005, the Company was owed $192,524 by W3 Connex Inc.

Through the acquisition of mmwave, the Company acquired a debt by Xpress Test Solutions Inc. (an entity in which the Company's CEO and the president of mmwave are minority shareholders) to mmwavve of $181,676. During fiscal 2005 and since acquisition date of mmwave, the Company has sold products totaling $6,430 and provided services valued at $18,612 to Xpress Test Solutions. On December 31, 2005, Xpress Test Solutions Inc. provided the Company a $181,676, 8% promissory note pursuant to which Xpress Test Solutions Inc. agreed to repay the note over a two year period with an initial payment of $21,496 in January 2006, followed by twenty three monthly payments of $6,999 beginning on February 28, 2006 and ending on December 31, 2007. The shareholders of Xpress Test Solutions Inc. also entered into a Pledge and Security Agreement under which the shares of Xpress Test Solutions Inc. were pledged to the Company as security for the promissory note.

On September 30, 2005, the Company negotiated the termination of the Management Services Agreement with Simmonds Mercantile and Management Inc. effective October 1, 2005. Pursuant to the terms of the Termination Agreement the Company agreed to pay a Break Fee represented by a payment of $100,000 (CAD$118,000) paid in two equal amounts of $50,000 (CAD$59,000) on October 3, 2005 and October 14, 2005. The Break Fee represented less than three months fees of the remaining seven months of the Agreement. The Company also agreed to offer employment to Mr. Hokkanen, the Company's Chief Financial Officer who had been remunerated prior to termination through the Management Services Agreement on customary terms for such position directly by Wireless Age. The Company also agreed to offer Ms. Weiler, the Company's Corporate Secretary who had also been remunerated prior to termination through the Management Services Agreement, a Consulting Agreement on customary terms for such position directly by Wireless Age.

On December 31, 2005, the Company terminated the Midland management services agreement and negotiated a settlement agreement whereby all amounts owed to the Company were converted into an 8% promissory note in the amount of $424,734, pursuant to which Midland agreed to repay the note over a one year period with an initial payment of $100,000 on March 15, 2006, followed by three payments of $108,244.66 on June 30, 2006, September 30, 2006 and December 31, 2006. Midland
also agreed to enter into a General Security Agreement providing a first charge security position on all of the assets of Midland to the Company. According to the terms of the promissory note, the Company has the option, but not the obligation, to convert the outstanding principal and interest payment due on each of June 30, 2006, September 30, 2006 and December 31, 2006 into shares of Midland common stock at $0.035 per share.

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

ITEM 13. EXHIBITS, LIST AND REPORTS ON FORM 8-K.

Exhibit No.       Description
-----------       -----------

Exhibit 3.1 Certificate of incorporation, as amended to date, incorporated by reference to the exhibits of the Company's Form SB-2 filed with the Securities and Exchange Commission on February 26, 2001.

Exhibit 3.2 Bylaws as currently in effect, incorporated by reference to the exhibits of the Company's Form SB-2 filed with the Securities and Exchange Commission on February 26, 2001.

Exhibit 10.1 Stock Purchase Agreement dated October 8, 2002 by and between Robert Sim and the Registrant, with respect to the acquisition of Wireless Age Communications Ltd., incorporated by reference to the exhibits of the Company's Form 8-K filed with the Securities and Exchange Commission on November 14, 2002.

Exhibit 10.2 Stock Purchase Agreement dated October 8, 2002 by and between Robinson Marketing and Communications Ltd. and the Registrant with respect to the acquisition of Wireless Age Communications Ltd., incorporated by reference to the exhibits of the Company's Form 8-K filed with the Securities and Exchange Commission on November 14, 2002.

Exhibit 10.3 Purchase and Sale Agreement by and between the Registrant and Pivotal Self-Service Technologies Inc. dated March 13, 2003, with respect to the acquisition of Prime Wireless Corporation, incorporated by reference to the exhibits of the Company's Form 10-QSB filed with the Securities and Exchange Commission on May 15, 2003.

Exhibit 10.4 A.C. Simmonds & Sons Tradename Purchase and Sale Agreement by and between the Registrant and Pine Ridge Holdings Limited dated August 7, 2003, incorporated by reference to the exhibits of the Company's Form 10-QSB filed with the Securities and Exchange Commission on August 14, 2003.

Exhibit 10.5 Share Exchange Agreement by and between the Registrant and Dallas L. Robinson dated September 19, 2003, with respect to the acquisition of Wireless Source Distribution Ltd., incorporated by reference to the exhibits of the Company's Form 8-K filed with the Securities and Exchange Commission on October 22, 2003.

Exhibit 10.6 Support Agreement by and between the Registrant and the Registrant's wholly owned subsidiary 1588102 Ontario Inc., incorporated by reference to the exhibits of the Company's Form 8-K filed with the Securities and Exchange Commission on October 22, 2003.

Exhibit 10.7 Stock Purchase Agreement by and between the Registrant and 101016305 Saskatchewan Ltd. dated September 19, 2003, incorporated by reference to the exhibits of the Company's Form 8-K filed with the Securities and Exchange Commission on October 22, 2003.

Exhibit 10.8 Note Purchase Agreement by and between the Registrant and Special Situations Private Equity Fund L.P. dated December 17, 2003, incorporated by reference to the exhibits of the Company's Form 8-K filed with the Securities and Exchange Commission on January 15, 2004.

Exhibit 10.9 Note Purchase and Security Agreement by and between the Registrant and Stacey Minichiello dated December 31, 2003, incorporated by reference to the exhibits of the Company's Form 8-K filed with the Securities and Exchange Commission on January 15, 2004.

Exhibit 10.10 Amendment, dated as of June 30, 2004, to a Note Purchase and Security Agreement dated as of December 31, 2003, by Wireless Age Communications, Inc. and Stacey Minichiello incorporated by reference to exhibit 10.10 of the Company's Form 10-QSB filed with the Securities and Exchange Commission on August 11, 2004.

Exhibit 10.11 Placement Agreement, dated as of June 30, 2004 by and among Wireless Age Communications, Inc. and Robert Sim, Rosemary Sim and 101016305 Saskatchewan Ltd., incorporated by reference to exhibit 10.11 of the Company's Form 10-QSB filed with the Securities and Exchange Commission on August 11, 2004.

Exhibit 10.12 Share Purchase Agreement as of July 30, 2004 by and among Wireless Age Communications, Inc. and A. Bruce Cameron, E. Rose Steinke, Quasar Paging LTD., Quasar Communications LTD., Car-Jen Holdings LTD., Thomas Communications LTD., I. Toombs & Sons Homes LTD., Clarence Knippel and Lydia Knippel (jointly), Alan Villett, and Robert C. King, incorporated by reference to exhibit 99.1 of the Company's Form 8-K filed with the Securities and Exchange Commission on August 16, 2004.

Exhibit 10.13 Securities Purchase Agreement, dated as of August 26, 2004, by and among Infinity Capital Group, Inc., and the individuals and entities listed on Exhibit A thereto, incorporated by reference to exhibit 10.13 of the Company's Form 10-QSB filed with the Securities and Exchange Commission on November 15, 2004.

Exhibit 10.14 Amendment No. 2, dated as of September 30, 2004, to a Note Purchase and Security Agreement dated as of December 31, 2003, by Wireless Age Communications, Inc. and Stacey Minichiello, incorporated by reference to exhibit 10.14 of the Company's Form 10-QSB filed with the Securities and Exchange Commission on November 15, 2004.

Exhibit 10.15 Placement Agreement No. 2, dated as of September 30, 2004 by and among Wireless Age Communications, Inc. and Robert Sim, Rosemary Sim, and 101016305 Saskatchewan Ltd., incorporated by reference to exhibit 10.15 of the Company's Form 10-QSB filed with the Securities and Exchange Commission on November 15, 2004.

Exhibit 10.16 Share Purchase and Sale Agreement, by and among Wireless Age Communications Inc., Phantom Fiber Corporation, and Prime Battery Products Limited, incorporated by reference to exhibit
                  10.16 of the Company's Form 10-QSB filed with the Securities and Exchange Commission on November 15, 2004.

Exhibit 10.17 Management Services Agreement, dated as of October 1, 2004, by and between Azonic Corporation and Wireless Age
                  Communications, Inc., incorporated by reference to exhibit
                  10.17 of the Company's Form 10-QSB filed with the Securities and Exchange Commission on November 15, 2004.

Exhibit 10.18 Management Services Agreement, dated as of October 1, 2004, by and between Azonic Corporation and Simmonds Mercantile and Management Inc., incorporated by reference to exhibit 10.18 of the Company's Form 10-QSB filed with the Securities and Exchange Commission on November 15, 2004.

Exhibit 10.19 Letter Agreement, dated October 1, 2004, between Knowlton Pass Electronics Limited and MaxTel Wireless Inc., incorporated by reference to exhibit 10.19 of the Company's Form SB-2 filed with the Securities and Exchange Commission on February 8, 2005.

Exhibit 10.20 Agreement between Marlon Distributors Ltd., Quasar Paging Ltd., and Bruce Cameron, dated September 30, 2004, with respect to the sale of Marlon Recreational Products Ltd. incorporated by reference to exhibit 10.20 of the Company's Form SB-2 filed with the Securities and Exchange Commission on February 8, 2005.

Exhibit 10.21 Canadian Sub-License Agreement by and between SureCells Portable Power Ltd. and A.C. Simmonds & Sons division of Wireless Source Distribution Ltd., dated as of August 1, 2004, incorporated by reference to exhibit 10.21 of the Company's Form SB-2 filed with the Securities and Exchange Commission on February 8, 2005.

Exhibit 10.22 Form of Management Services Agreement, dated as of May 1, 2003, by and between the Company and Simmonds Capital Limited, incorporated by reference to exhibit 10.22 of the Company's Form SB-2 filed with the Securities and Exchange Commission on February 8, 2005.

Exhibit 10.23 Share Exchange Agreement, dated as of January 14, 2005, by and between the Company and L&M Specialties Inc. with respect to Company acquisition of common stock of Azonic Corporation, incorporated by reference to exhibit 10.23 of the Company's Form SB-2 filed with the Securities and Exchange Commission on February 8, 2005.

Exhibit 10.24 Share Exchange Agreement by and between Wireless Age Communications, Inc., 1588102 Ontario Inc., Bradley John Poulos, Glenn Poulos, Sylvain Lafreniere, Brad Poulos Holdings Inc., Glenn Poulos Holdings Inc., and Sylvain Lafreniere Holdings Inc. dated March 4, 2005, incorporated by reference to Exhibit 99.1 of the Company's Form 8-K filed with the Securities and Exchange Commission on March 10, 2005.

Exhibit 10.25 Voting and Exchange Agency Agreement by and between Wireless Age Communications, Inc. 1588102 Ontario Inc. and Segal, Talarico, Habib, Molot LLP dated March 4, 2005, incorporated by reference to Exhibit 99.2 of the Company's Form 8-K filed with the Securities and Exchange Commission on March 10, 2005.

Exhibit 10.26 Support Agreement by and between Wireless Age Communications Inc. 1588102 Ontario Inc., and Segal, Talrico, Habib, Molot LLP dated March 4, 2005, incorporated by reference to Exhibit
                  99.3 of the Company's Form 8-K filed with the Securities and Exchange Commission on March 10, 2005.

Exhibit 10.27 Employment Agreement between Wireless Age Communications Inc and Bradley John Poulos, dated March 4, 2005, incorporated by reference to Exhibit 99.4 of the Company's Form 8-K filed with the Securities and Exchange Commission on March 10, 2005.

Exhibit 10.28 Employment Agreement between mmwave Technologies Inc. and Glenn James Poulos, dated March 4, 2005, incorporated by reference to Exhibit 99.5 of the Company's Form 8-K filed with the Securities and Exchange Commission on March 10, 2005.

Exhibit 10.31 Credit Agreement with Bank of Nova Scotia and mmwave Technologies Inc. dated March 4, 2005, incorporated by reference to Exhibit 10.31 of the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2006.

Exhibit 10.32 Stock Purchase Agreement between Marlon Distributors Ltd., Wireless Age Communications, Inc. and David MacKinnon, Rosemary Gilbert, Joshua MacKinnon and James S. Hardy, dated July 29, 2005 incorporated by reference to Exhibit 99.1 of the Company's Form 8-K filed with the Securities and Exchange Commission on August 4, 2005.

Exhibit 10.33 Escrow Agreement between Marlon Distributors Ltd. David MacKinnon, Rosemary Gilbert, Joshua MacKinnon, James S. Hardy and Wuersch & Gering LLP, dated July 29, 2005 incorporated by reference to Exhibit 99.2 of the Company's Form 8-K filed with the Securities and Exchange Commission on August 4, 2005.

Exhibit 10.34 Management Services Agreement between 2078198 Ontario Limited and Knowlton Pass Electronics Inc., dated July 31, 2005, incorporated by reference to Exhibit 99.3 of the Company's Form 8-K filed with the Securities and Exchange Commission on August 4, 2005.

Exhibit 10.35 Termination Agreement between Simmonds Mercantile and Management Inc. and Wireless Age Communications, Inc., dated September 30, 2005, incorporated by reference to Exhibit 99.1 of the Company's Form 8-K filed with the Securities and Exchange Commission on October 6, 2005.

Exhibit 10.36 Employment Agreement between Wireless Age Communications, Inc. and Gary N. Hokkanen, dated December 30, 2005, incorporated by reference to Exhibit 99.1 of the Company's Form 8-K filed with the Securities and Exchange Commission on January 4, 2006.

Exhibit 10.37 Factoring and Demand Revolving Loan Agreement between TCE Capital Corporation and Wireless Communications Ltd. and Wireless Source Distribution Ltd. dated January 17, 2006, incorporated by reference to Exhibit 10.37 of the Company Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2006.

Exhibit 21 Subsidiaries of Wireless Age Communications, Inc., incorporated by reference to Exhibit 21 of the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 30, 2006.

Exhibit 31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2      Certification of Principal Financial Officer pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


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

FEES

The following table sets forth the aggregate fees billed by the Company's independent auditors for fiscal years and 2004 and 2005:

---------------------------------------------------------------------------------------------------
YEAR      AUDIT FEES (1)    AUDIT RELATED FEES (2)    TAX FEES       ALL OTHER FEES (3)    TOTAL
---------------------------------------------------------------------------------------------------
2004      $46,403           $3,866                    $3,300         $77,339               $127,608
---------------------------------------------------------------------------------------------------
2005      $96,721           $11,497                   $ Nil          $ Nil                 $108,218
---------------------------------------------------------------------------------------------------

(1)   Includes fees for the annual audit and quarterly reviews.

(2) Includes fees for services for miscellaneous compliance audits and other SEC filings.

(3) In order to facilitate the proposed acquisition of 479645 Alberta Ltd. ("479645") (including is operating divisions Westcan Wireless and Allcan Electronic Distributors and its investment in Bluewave Antenna Systems Ltd.) the Company together with 479645 cosigned an engagement letter with the Company's auditor to audit the financial statements of 479645 for the previous two fiscal years. The financial statements of 479645 were previously unaudited and the Company required such audited financial statements for a public filing. The Company decided during the first quarter of 2005 that the acquisition was not in the best interests of the Company and teminated acquisition discussions. To date 479645 has disputed that they are obligated to pay any portion of the audit fees. The Company is seeking to recover such amounts from 479645.

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   WIRELESS AGE COMMUNICATIONS, INC.
April 28, 2006

                                   By: /s/ Bradley J. Poulos
                                       -----------------------------------------
                                       Name:    Bradley J. Poulos
                                       Title:   Principal Executive Officer



                                   By: /s/ Gary N. Hokkanen
                                       -----------------------------------------
                                        Name:   Gary N. Hokkanen
                                        Title:  Principal Financial Officer
                                                and Principal Accounting Officer


      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


/s/ Bradley J. Poulos
------------------------------------
Name:    Bradley J. Poulos
Title:   CEO, President and Director
Dated:   April 28 2006


/s/ Brian Usher-Jones
------------------------------------
Name:    Brian Usher-Jones
Title:   Director
Dated:   April 28, 2006


/s/ Steven Dulmage
------------------------------------
Name:    Steven Dulmage
Title:   Director
Dated:   April 28, 2006