Form 10QSB
period 2006-03-31
WIRELESS AGE COMMUNICATIONS INC
filed 2006-05-12
CIK 1130131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended March 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

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

(905) 696-2850
(Issuer’s Telephone Number, Including Area Code)

N/A
(Former Name, Former Address and Former Fiscal Year,
if Changed Since Last Report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

The number of shares of common stock outstanding as of April 25, 2006: 29,121,046

Transitional Small Business Disclosure format (Check one): Yes ☐ No ☒

Wireless Age Communications, Inc.

PART I. Financial Information

Item 1. Condensed Financial Statements

Wireless Age Communications, Inc.
Condensed Consolidated Balance Sheet
March 31, 2006
(UNAUDITED)

ASSETS

Current Assets:
Cash and cash equivalents	$184,317
Receivables	3,688,386
Inventory	1,595,031
Deferred tax asset	728,000
Due from related parties (Note 8)	768,242
Prepaid expenses	304,507
7,268,483

Due from related parties (Note 8)	61,929
Property, plant and equipment, net of accumulated amortization of $1,662,509	1,289,206
Investments (Note 4)	20,000
Intangible assets (Note 5)	281,827
Goodwill (Note 5)	1,467,200
TOTAL ASSETS	$10,388,645

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Lines of credit (Note 6)	$1,852,626
Accounts payable and accrued liabilities	5,068,610
Customer deposits	9,446
Deferred income	189,084
Current portion of shareholder loans (Note 9)	158,574
Current portion of long-term debt (Note 6)	48,490
Total current liabilities	7,326,830

Deferred income	70,813
Deferred tax liability	17,000
Shareholder loans (Note 9)	29,168
Long-term debt (Note 6)	52,527
Non-controlling interest	1,283
Total liabilities	7,497,621

Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, No shares issued and outstanding	—
Common stock, $.001 par value, 100,000,000 shares authorized, 29,121,046 shares issued and outstanding at March 31, 2006	29,121
Common stock subscribed	14,555
Additional paid-in capital	9,686,066
Accumulated deficit	(6,997,640)
Accumulated other comprehensive income	158,922
Total stockholders’ equity	2,891,024
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,388,645

See accompanying notes to financial statements.

Wireless Age Communications, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(UNAUDITED)
	Three Months Ended March 31,
	2006	2005

Sales - product	$6,262,680	$3,214,715
Commission and residual revenue	878,138	776,844
Total sales	7,140,818	3,991,559

Cost of goods sold - product	5,073,372	2,532,856
Gross profit	2,067,446	1,458,703

Selling and administrative expenses	1,993,472	1,242,158
Amortization	120,354	60,107

Earnings (loss) from operations	(46,380)	156,438

Other expenses
Interest	107,649	1,737
Foreign exchange loss	302	6,302
Share of loss of equity accounted investment (Note 4)	12,507	41,055
	120,458	49,094

Net (loss) income before income taxes	$(166,838)	$107,344

Income tax recovery - deferred	(60,000)	—

Net income (loss)	$(106,838)	$107,344
Basic earnings (loss) per share of common stock:
Weighted average number of common shares outstanding	29,121,046	24,500,879
Basic earnings (loss) per share	$(0.004)	$0.004
Diluted earnings (loss) per share of common stock:
Weighted average number of common shares outstanding	—	24,684,212
Diluted earnings per share	—	$0.004

Comprehensive Income (Loss)
Net income (loss)	$(106,838)	$107,344
Other comprehensive income (loss):
Unrealized holding gain on marketable securities	—	70,402
Foreign exchange translation gain (loss)	(2,077)	7,508
Comprehensive income (loss)	$(108,915)	$185,254

See accompanying notes to financial statements.

Wireless Age Communications, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
For the three month period ended March 31, 2005
(UNAUDITED)

	Common Stock
	Shares	Amount	Common Stock Subscribed	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, December 31, 2004	23,544,846	$23,545	—	7,545,611	(2,250,908)	137,137	5,455,385

Issuance of common stock to acquire investments	225,000	225	—	158,513	—	—	158,738

Issuance of common stock to acquire additional interest in majority owned subsidiary	61,200	61	—	41,827	—	—	41,888

Issuance of common stock under earnout arrangement	50,000	50	—	25,875	—	—	25,925

Issuance of common stock to acquire wholly owned subsidiary	4,500,000	4,500	—	1,623,600	—	—	1,628,100

Adjustment arising from foreign exchange translation gain	—	—	—	—	—	7,508	7,508

Adjustment arising from unrealized holding gain on marketable securities	—	—	—	—	—	70,402	70,402

Net income for the three month period ended March 31, 2005	—	—	—	—	107,344	—	107,344

Balance, March 31, 2005	28,381,046	$28,381	—	9,395,426	(2,143,564)	215,047	7,495,290

See accompanying notes to financial statements.

Wireless Age Communications, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
For the three month period ended March 31, 2006
(UNAUDITED)

	Common Stock
	Shares	Amount	Common Stock Subscribed	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, December 31, 2005	29,121,046	$29,121	—	9,686,066	(6,890,802)	160,999	2,985,384

Common stock issuable to acquire retail business operations	—	—	14,555	—	—	—	14,555

Adjustment arising from foreign exchange translation loss	—	—	—	—	—	(2,077)	(2,077)

Net loss for the three month period ended March 31, 2006	—	—	—	—	(106,838)	—	(106,838)

Balance, March 31, 2006	29,121,046	$29,121	14,555	9,686,066	(6,997,640)	158,922	2,891,024

See accompanying notes to financial statements.

Wireless Age Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(UNAUDITED)

	Three months Ended March 31,
	2006	2005
Net cash provided by (used in) operations
Net income (loss)	$(106,838)	$107,344
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization	120,354	60,107
Foreign exchange (gain) loss	302	7,508
Share of loss of equity investment	12,507	41,055
Deferred income tax provision	(60,000)	—
Changes in operating assets and liabilities:
Accounts receivable	(606,419)	1,190,938
Inventory	(38,100)	(81,393)
Prepaid expenses	(94,459)	16,426
Accounts payable and accrued liabilities	(1,108,506)	(1,092,192)
Customer deposits	(8,047)	(997)
Deferred income	(29,787)	—
Net cash provided by (used in) operating activities	(1,918,993)	248,796
Cash flows from investing activities:
Additions to intangible assets	(47,853)	—
Purchase of marketable securities	—	(165,344)
Due from/to related parties	11,823	(168,909)
Note receivable	—	(222,385)
Additions to property, plant and equipment	(131,431)	(4,349)
Net cash provided by (used in) investing activities:	(167,461)	(560,987)
Cash flows from financing activities:
Increase (decrease) in bank indebtedness	1,507,942	—
Increase (decrease) in shareholder loans	(4,001)	—
Increase (decrease) in long-term debt	(28,509)	(358,824)
Net cash provided by (used in) financing activities:	1,475,432	(358,824)

Decrease in cash from business activities:	(611,022)	(671,015)

Cash and cash equivalents acquired on acquisition	—	256,050

Increase (decrease) in cash	(611,022)	(414,965)
Cash, beginning of period	795,339	800,120
Cash, end of period	$184,317	$385,155

Non cash financing activities:
During the three month period ended March 31, 2006, the Company:
•	Purchased additional retail business operations in current quarter and will issue 49,729 common shares in next quarter.
•	Amortized $8,925 for shares issued in exchange for consulting contract in previous year.
During the three month period ended March 31, 2005, the Company:
•	Issued 225,000 shares of its common stock to acquire investments.
•	Issued 61,200 shares of its common stock to acquire additional portion of minority interest in subsidiary.
•	Issued 50,000 shares under an earnout arrangement.
•	Issued 4,500,000 shares of its common stock to acquire mmwave Technologies Inc.

See accompanying notes to financial statements.

Wireless Age Communications, Inc.

Notes to Condensed Consolidated Financial Statements
March 31, 2006
(Unaudited)

Note 1 - Basis of Presentation and nature of operations

The accompanying condensed unaudited consolidated financial statements of Wireless Age Communications, Inc. (referred to herein as “we,” “our” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2005.

The Company, through its 99.7% owned subsidiary, Wireless Age Communications Ltd. (“WACL”) is in the business of operating retail cellular and telecommunications outlets in cities in western Canada. A wholly owned subsidiary, mmwave Technologies Inc. (“mmwave”), is a distributor, systems integrator and representative of wireless, microwave and fibre optic components, test systems and subsystems. It also provides a range of technical solutions to the Canadian markets, primarily in the manufacturing and service provider segments of the communications industry. Another wholly owned subsidiary, Knowlton Pass Electronics Inc. (“Knowlton”), is a network operator providing wireless connectivity solutions to commercial and municipal customers. The Company, through its other wholly owned subsidiary Wireless Source Distribution Ltd. (“Wireless Source”) is in the business of distributing two-way radio products, prepaid phone cards, wireless accessories and various battery and ancillary electronics products in Canada. WACL was acquired on October 8, 2002, Knowlton was acquired on July 31, 2005, mmwave was acquired on March 4, 2005 and Wireless Source was acquired on September 19, 2003.

The Company was incorporated in the State of Nevada on November 17, 2000 as Lennoc Ventures, Inc. On October 20, 2002, the Company changed its name to Wireless Age Communications, Inc.

Note 2 - Recent developments

Financing

On January 17, 2006, the Company entered into a CAD$1,500,000 (approximately US$1,300,000) financing arrangement with TCE Capital Corporation (“TCE”) through its majority owned subsidiary WACL and its wholly owned subsidiary Wireless Source.

The financing arrangement provides up to CAD$1,500,000 of incremental financing to the Company through discounting of receivables and funding secured by inventory of WACL and Wireless Source. Pursuant to the terms of the financing arrangement WACL and Wireless Source will discount receivables under the facility at CAD$0.67 (approximately US$0.58) per day per CAD$1,000 (approximately US$862) and will pay 24% per annum interest on amounts drawn under the inventory loan. Both the loans are guaranteed by Wireless Age Communications, Inc. (the parent). Pursuant to the terms of the financing arrangement WACL and Wireless Source entered into a General Security Agreement and other customary documentation for a financing facility of this kind.

Proceeds received under the TCE financing arrangement have been primarily used to reduce accounts payable within WACL, Wireless Source and mmwave.

Retail Acquisition

On March 31, 2006, the Company closed the acquisition of certain assets of Wireless Odyssey Limited including residuals, commissions and customer database. The transaction represented the purchase of approximately 1,500 active cellular customers, in the province of Manitoba. The Company paid CAD$80,000 (approximately US$68,960), CAD$60,000 (approximately US$47,853) in cash and 49,729 restricted shares of the Company’s common stock. In addition, the Company hired Mr. Gordon Ingram as a corporate sales representative. The assets acquired were integrated into the Retail operating segment.

Director’s Resignation

On April 17, 2006, John G. Simmonds and Kenneth J. Adelberg voluntarily resigned as directors. Mr. Simmonds has been Chairman of the Board since March 13, 2003 and served as CEO from March 13, 2003 to September 12, 2005. Mr. Adelberg has also served as a director since 2003 and was as an audit and compensation committee member. With these resignations the remaining members of the board of directors are: Bradley J. Poulos, Brian Usher-Jones and Stephen Dulmage. On April 17, 2006, Mr. Poulos was elected Chairman of the Board.

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

Consolidated financial statements

The consolidated financial statements include the accounts of the Company, its four wholly-owned inactive subsidiaries DB Sim Holdings Ltd. (“DB Sim”), Prime Battery Products Limited (“Prime Battery”), Marlon Distributors Ltd. (“Marlon Distributors”) and 1588102 Ontario Inc. (“1588102”), its 99.7% owned subsidiary WACL, and its wholly-owned subsidiaries Prime Wireless, Knowlton, mmwave, and Wireless Source. WACL, DB Sim and Wireless Source are incorporated under the laws of the province of Saskatchewan, Canada. Prime Wireless, Prime Battery and 1588102 are incorporated under the laws of the Province of Ontario, Canada and Knowlton, mmwave and Marlon Distributors are federally incorporated under the laws of Canada. All inter-company transactions have been eliminated.

Inventory

Telecommunications equipment and accessories inventory is recorded at the lower of cost and net realizable value with cost being determined by the first-in, first-out method.

Allowance for Doubtful Accounts

The Company records an allowance for doubtful accounts based on specifically identified amounts that management believes to be uncollectible. The criteria for allowance provision are determined based on historical experience and the Company’s assessment of the general financial conditions affecting its customer base. If the Company’s actual collections experience changes, revisions to the allowance may be required.

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

Property, plant and equipment are reviewed for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, which was adopted effective January 1, 2002. Under SFAS No. 144, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, which the carrying value of the asset exceeds the fair value.

Investments

Investments are recorded as available for sale marketable securities, held to maturity investments or equity accounted investments.

Available for sale marketable securities are recorded at fair value and unrealized gains and losses, net of tax are recorded separately in stockholders’ equity. Realized gains or losses and other than temporary declines in value are reported in other income or expense as incurred.

Held to maturity investments and are recorded at amortized cost. Any unrealized losses which are considered “other than temporary” are classified as realized losses through operations.

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

Impairment of Long-lived Assets

Property, plant and equipment are reviewed for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, which was adopted effective January 1, 2002. Under SFAS No. 144, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, which the carrying value of the asset exceeds the fair value.

Intangibles, goodwill and other assets

The Company annually reviews all of its long-lived assets, including goodwill and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable based on undiscounted cash flows. Factors the Company considers important that could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business, and significant negative industry or economic trends and the current fair market value if available. When management determines that an impairment review is necessary based upon the existence of one or more of the above indicators of impairment, the Company measures any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model. Significant judgment is required in the development of projected cash flows for these purposes including assumptions regarding the appropriate level of aggregation of cash flows, their term and discount rate as well as the underlying forecasts of expected future revenue and expense. To the extent that events or circumstances cause assumptions to change, charges may be required which could be material.

Residual premiums are amounts paid for future residual revenue of retail cellular and telecommunications subscriber business recorded at cost less accumulated amortization. Amortization is provided for on a straight-line basis over five years. Agency fees are amortized over the term of the related agreement (ten years) on a straight line basis.

The Company follows SFAS No 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under prescribed conditions) for impairment in accordance with this statement. If the carrying amount of the reporting unit’s goodwill or indefinite-lived intangible assets exceeds the implied fair value, an impairment loss is recognized for an amount equal to that excess. Intangible assets that do not have indefinite lives are amortized over their useful lives.

Fair Value of Financial Instruments

The carrying value of cash, receivables, accounts payable and accrued liabilities and customer deposits approximates fair value because of the short maturity of these instruments. The carrying value of long-term debt, shareholder loans and due from/to related parties also approximates fair value. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risk arising from these financial instruments.

Advertising and Marketing Costs

The Company expenses the costs of advertising and marketing as incurred. The Company incurred $99,560 and $32,499 of advertising and marketing expenses during the three month periods ended March 31, 2006 and 2005, respectively.

Income Taxes

The Company follows Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (“FAS 109”) which requires the use of the asset and liability method of accounting of income taxes. Under the assets and liability method of FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled.

Basic and Diluted Earnings (Loss) Per Share

The Company reports basic earnings (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share”. Basic earnings (loss) per share is computed using the weighted average number of shares outstanding during the year. Diluted earnings per share includes the potentially dilutive effect of outstanding common stock options and warrants which are convertible to common shares. Diluted loss per share is not presented if the results would be “anti-dilutive”.

Foreign Currency Translation

The functional currency of the Company is Canadian dollars, which has been translated into US dollars, the reporting currency, in accordance with Statement of Financial Accounting Standards No. 52 “Foreign Currency Translation”. Assets and liabilities are translated at the exchange rate at the balance sheet date and revenue and expenses are translated at the exchange rate at the date those elements are recognized. Any translation adjustments resulting are not included in determining net income but are included in other comprehensive income.

Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”. Comprehensive income is comprised of foreign currency translation adjustments and unrealized gains and losses on available for sale marketable securities.

Revenue Recognition

The Company recognizes revenue from the sale of telecommunications equipment and accessories when the products are delivered and accepted by the customer. Activation commission fees earned from the telephone companies are recognized at the time of activation by the customer. Residual commission fees are recognized at the point in time they are earned and when reasonable assurance of collection exists. The Company receives co-op advertising revenue from the telephone companies based on the requirement to spend a minimum of 60% of the available co-op advertising allotment. Any amount received under this program is deducted from advertising expense.

Revenue from long-term contracts for developing and building telecommunications systems is recognized using the percentage of completion method where revenue is recorded as costs are incurred, based on actual costs incurred to date on a contract, relative to the estimated total costs to complete the contract. Unbilled revenue represents revenue earned in excess of amounts billed on uncompleted contracts. Deferred revenue represents the extent that billings to clients are in excess of revenue recognized to date. The results reported under the percentage of completion method are based on management’s estimates of total costs to complete the various contracts. Should total actual costs be materially higher or lower than these estimates, adjustment to future results would be necessary.

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

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections”(“SFAS 154”). SFAS 154 replaces APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate that the adoption of SFAS 154 will have a material impact on its consolidated balance sheets and statements of operations, shareholders’ equity and cash flows.

FASB STATEMENT NO. 123R, SHARE BASED PAYMENT. FASB issued SFAS No. 123R which revises SFAS No. 123 and is effective for small business issuers as of the beginning of the first interim or annual reporting period after December 31, 2005. SFAS No. 123R requires public entities to measure the cost of employment services received in exchange for an award of equity instruments on the grant-date fair value of the award. The cost will be recognized over the period during which an employee is required to provide service in exchange for the award—the requisite service period (usually the vesting period). No compensation cost is recognized for equity instruments for which employees do not render the requisite service. Employee share purchase plans will not result in recognition of compensation cost if certain conditions are met; those conditions are much the same as the related conditions in Statement 123. The Company does not anticipate that the adoption of SFAS 123R will have a material impact on its consolidated balance sheets and statements of operations, shareholders’ equity and cash flows.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments.” which amends SFAS No. 133 and SFAS No. 140. SFAS No. 155 permits hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation to irrevocably be accounted for at fair value, with changes in fair value recognized in the statement of income. The fair value election may be applied on an instrument-by-instrument basis. SFAS No. 155 also eliminates a restriction on the passive derivative instruments that a qualifying special purpose entity may hold. SFAS No. 155 is effective for those financial instruments acquired or issued after December 1, 2006. At adoption, any difference between the total carrying amount of the individual components of the existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument will be recognized as a cumulative-effect adjustment to beginning retained earnings. The Company does not expect the new standard to have any material impact on our financial position and results of operations.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140.” SFAS No. 156 requires all separately recognized servicing assets and servicing liabilities to be initially measured at fair value, if practicable. The standard permits an entity to subsequently measure each class of servicing assets or servicing liabilities at fair value and report changes in fair value in the statement of income in the period in which the changes occur. SFAS No. 156 is effective for the Company as of December 1, 2006. The Company does not expect the new standard to have any material impact on our financial position and results of operations.

Note 4 - Investments

Held to Maturity Investments

Investment in Infinity Capital Corporation

On September 1, 2005, the Company acquired 200,000 common shares of Infinity Capital Corporation, representing a less than 4% ownership interest, for a cash payment of $20,000. Although Infinity capital Corporation files reports with the SEC, the shares are not eligible to trade at this time. The Company believes the carrying value reflects the fair market value of this investment.

Equity Accounted Investments

Investment in Midland International Corporation (formerly known as Azonic Corporation)

At March 31, 2006 the Company held a total of 4,860,000 common shares of Midland, representing a 15.8% ownership interest. The market value of this investment at April 26, 2006 was $437,400 (4,860,000 x $0.09). This investment is recorded using the equity method so the account was adjusted during the period as follows:

Balance at Dec 31, 2005	$12,507
Share of loss of Midland	(12,507)
$—

Note 5 - Intangible Assets & Goodwill

Intangible assets

As of March 31, 2006	Gross Carrying Amount	Accumulated Amortization	Net 2006
Amortized intangible assets:
Retail segment:
Residual premiums	$932,287	$(767,759)	$164,528
MTS agency fee	273,984	(156,685)	117,299

Total retail segment	1,206,271	(924,444)	281,827
Commercial segment:
Distribution rights	—	—	—

Total commercial segment	—	—	—

Total amortized intangible assets	$1,206,271	$(924,444)	$281,827

Unamortized intangible assets:
Commercial segment:
Landmobile radio distribution and supply agreement	—	—	—
Prepaid card distribution agreement	—	—	—

Total unamortized commercial segment intangible assets	$—	$—	$—

Total intangible assets	$1,206,271	$(924,444)	$281,827

Aggregate amortization expense for the three month period ended March 31, 2006: $20,207.

Estimated amortization expense:

For the year ended December 31, 2006	$ 64,335
For the year ended December 31, 2007	$ 94,971
For the year ended December 31, 2008	$ 46,061
For the year ended December 31, 2009	$ 46,061
For the year ended December 31, 2010	$ 26,399
For the year ended December 31, 2011	$ 4,000

Goodwill

The changes in the carrying amount of goodwill for the three month period ended March 31, 2006, are as follows:

	Retail Segment	Commercial Segment	Total

Balance as of January 1, 2006	$241,026	$1,226,174	$1,467,200
Goodwill acquired	—	—	—

Balance as of March 31, 2006	$241,026	$1,226,174	$1,467,200

The Retail and Commercial segments will be tested for impairment in the fourth quarter during the annual budgeting and forecasting process. The fair values of both reporting units are estimated using the expected present value of future cash flows.

Note 6 — Lines of Credit and Long-term Debt

Lines of credit

The Company has a line of credit of $642,000 (CAD$750,000) with a registered Canadian bank and an additional line of credit with an asset based lender of $1,284,000 (CAD$1,500,000), secured by the accounts receivable and inventory. Out of the Company’s ability to borrow totalling $1,926,000 (CAD$2,250,000) the company was drawn $1,852,626 (CAD$2,163,777) as of March 31, 2006. At March 31, 2006 the bank indebtedness consisted of:

Bank overdraft	$93,624
Bank line of credit	610,992
Asset based lender line of credit	1,148,010
$1,852,626
Long-term debt
March 31, 2006

Capital lease obligations	$81,521
Note payable, secured by common shares of Wireless Canada, repayable in one instalment payment of $68,496 (CDN$80,000) on April 30, 2004 and the balance in monthly instalment payments of $9,627 (CDN$11,244) commencing June 1, 2004 including interest at 6% per annum.	19,496

101,017
Less: current portion:	(48,490)

$52,527

Note 7 - Segmented Information

	3 Months March 31 2006	3 Months March 31 2005
Revenues
Retail - Sale of tangible products	$1,960,764	$1,302,577
Retail - Commission and residual revenue	722,180	660,797
Retail - Equipment rental	57,325	55,212
	2,740,269	2,018,586
Commercial - sale of tangible products	4,244,592	1,856,926
Commercial - Commission and residual revenue	155,958	116,047
	4,400,550	1,972,973
Consolidated revenues	$7,140,818	$3,991,559

Profit (loss)
Retail	$182,779	$165,445
Commercial	(43,545)	129,878
Unallocated amounts:
Corporate costs	(246,072)	(187,979)
Consolidated income (loss)	$(106,838)	$107,344

Assets
Retail	$1,972,269	$2,052,021
Intangible assets and goodwill - retail	522,853	452,471
	2,495,122	2,504,492
Commercial	4,985,456	3,289,578
Intangible assets and goodwill - commercial	1,226,174	5,341,857
	6,211,630	8,631,435
Unallocated corporate assets	1,681,893	749,801
Consolidated assets	$10,388,645	$11,885,728

Note 8 - Due (to)/from Related Parties

During the quarter, the Company entered into transactions with related parties. The Company made sales and provided services to W3 Connex Inc., an entity with certain shareholders who are also officers of the Company. In addition, the Company provided services to Xpress Test Solutions Inc., an entity in which certain shareholders are also officers of the Company. The Company also acquired a loan provided to Xpress Test Solutions Inc. in the mmwave Technologies Inc. acquisition.

Transactions entered into and balances outstanding at March 31, 2006 and 2005 were as follows:

	Sales to related party	Services provided by related party	Services provided to related party	Amount due from related party		Amount due to related party
Midland International Corporation:
March 31, 2006	$—	$—	$—		$429,114	$—
March 31, 2005	—	—	60,000		231,887	—

W3 Connex Inc.:
March 31, 2006	$88,022	$—	$20,795		$209,535	$—
March 31, 2005	60,998	—	6,183		—	—

Xpress Test Solutions Inc.:
March 31, 2006	$143	$—	$9,016		$145,563	$—
March 31, 2005	—	—	22,228		203,916	—

Simmonds Mercantile and Management Inc.
March 31, 2006	$—	$—	$—		$—	$—
March 31, 2005	—	122,944	—		—	7,644

Other:
March 31, 2006	$—	$—	$—		$45,959	$—
March 31, 2005	—	—	—		133,661	288,722

Total:
March 31, 2006	$88,165	$—	$29,811		$830,171	$—
March 31, 2005	60,998	122,994	88,411		569,464	296,366

Less current portion:
March 31, 2006				$	(768,242)	$—
March 31, 2005					—	—

Long term:
March 31, 2006					$61,929	$—
March 31, 2005					569,464	296,366

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

Midland International Corporation

On December 31, 2005, Midland International Corporation provided the Company an 8% promissory note in the amount of $424,734, pursuant to which Midland agreed to repay the note over a one year period with an initial payment of $100,000 on March 15, 2006, followed by three payments of $108,244.66 on June 30, 2006, September 30, 2006 and December 31, 2006. Midland also agreed to enter into a General Security Agreement providing a first charge security position on all of the assets of Midland to the Company. According to the terms of the promissory note, the Company has the option, but not the obligation, to convert the outstanding principal and interest payment due on each of June 30, 2006, September 30, 2006 and December 31, 2006 into shares of Midland common stock at $0.035 per share. The note is currently in default because the March 15th payment was not received.

W3 Connex, Inc.

The Company, through its Commercial operating segment, sells products and provides engineering services to W3 Connex, Inc. on normal trade terms. As at March 31, 2006, W3 Connex Inc. owed the Company $209,535.

Other

Occasionally related parties pay certain costs on behalf of the Company and conversely the Company on occasion pays costs of related parties. The Company also provides services to related parties. The amounts owed to and from related parties do not have specific repayment terms.

Note 9 - Shareholder Loans

Certain shareholders of mmwave provided loans to the company prior to the acquisition by Wireless Age. As a condition of closing the transaction Wireless Age and the shareholders agreed that 50% of such loans would be paid at closing and the remainder would be paid quarterly in arrears over a two year period. With mutual consent of the shareholders and the Company, the two most recent payments were not made.

The details of the due to shareholders are as follows:

Due to former shareholders of mmwave	$187,742
Current portion	(158,574)
Long-term portion	$29,168

Item 2. Management’s Discussion and Analysis or Plan of Operation.

The following is management's discussion and analysis of the interim financial results, liquidity and capital resources as well as accounting policies and other key items related to our business and performance. Our objective is to provide investors and readers with an understanding of the key variables and other qualitative and quantitative factors that are unique to our business and that management focuses on in evaluating and measuring our financial performance and financial condition. We will discuss and analyze significant known trends, demands, commitments, events and uncertainties that we believe are important to an understanding of our business. This section should be read in conjunction with our Consolidated Financial Statements and related notes in the "Financial Statements" section of our 2005 Annual Report on Form 10-KSB.  References to per share amounts reflect fully diluted per share amounts or basic diluted per share amounts where per share amounts would be anti dilutive. Certain prior year amounts included in this section have been reclassified to conform to the current year presentation.

Cautionary Note Regarding Forward Looking Statements

This report includes forward-looking statements relating to revenue, revenue composition, demand and pricing trends, future expense levels, competition in our industry, trends in average selling prices and gross margins, the transfer of certain manufacturing operations to contract manufacturers, product and infrastructure development, market demand and acceptance, the timing of and demand for products, customer relationships, employee relations, plans and predictions for acquired companies and assets, future acquisition plans, restructuring charges, the incurrence of debt, and the level of expected capital and research and development expenditures. Such forward-looking statements are based on the beliefs of, estimates made by, and information currently available to the Company's management and are subject to certain risks, uncertainties and assumptions. Any other statements contained herein (including without limitation statements to the effect that the Company or management "estimates," "expects," "anticipates," "plans," "believes," "projects," "continues," "may," "could," or "would" or statements concerning "potential" or "opportunity" or variations thereof or comparable terminology or the negative thereof) that are not statements of historical fact, reflect our current views with respect to future events and financial performance, and any other statements of a future or forward looking nature are forward looking statements. The actual results of the Company may vary materially from those expected or anticipated in these forward-looking statements.

Because of these and other factors that may affect our operating results, our past performance should not be considered as an indicator of future performance, and investors should not use historical results to anticipate results or trends in future periods. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in this and other documents that we file from time-to-time with the Securities and Exchange Commission, including subsequent Current Reports on Form 8-K, Quarterly Reports on Form 10-QSB and Annual Reports on Form 10-KSB.

Overview

We operate our business through several subsidiaries. Our subsidiary Wireless Age Communications Ltd. (“WACL”) is in the business of operating retail cellular and telecommunications outlets in cities in western Canada. At March 31, 2006 the Company owns 99.7% of WACL. WACL was acquired on October 8, 2002. In addition, we operate wholesale/distribution businesses through our wholly owned subsidiary Wireless Source Distribution Ltd. ("Wireless Source"). Wireless Source is in the business of distributing two-way radio products, prepaid phone cards, wireless accessories and various battery and ancillary electronics products in Canada. Wireless Source was acquired on September 19, 2003. During the first quarter in 2005 we acquired mmwave Technologies Inc. (“mmwave”). It is a distributor, systems integrator and representative of wireless, microwave and fibre optic components, test systems and subsystems. It also provides a range of technical solutions to the Canadian market primarily in the manufacturing and service provider segments of the communications industry. Mmwave was acquired on March 4, 2005. The Company acquired Knowlton Pass Electronics Inc. (“Knowlton”) which is a network operator providing wireless connectivity solutions to commercial and municipal customers. Knowlton was acquired on July 31, 2005.

Prior to our acquisition of WACL, the name of our Company was Lennoc Ventures, Inc. We were a pre-exploration stage mineral resources company. We have terminated our mineral and exploration business and our name was changed to Wireless Age Communications, Inc. during October 2002.

Our business operations primarily focus on provision of wireless telecommunications systems products and service solutions to wireless carriers, wholesalers, distributors, retailers and end-users in western Canada. Our current products and services include phone and data devices and accessories, land mobile radios, scanners and GPS receivers, power and battery supplies and wireless network infrastructure. Our facilities include 9 retail stores, two warehouses, and sales offices in eleven cities across Canada. The Company has significant business relationships with all major wireless operators in Canada. Our presence in the PCS/cellular, land mobile radio, satellite, fixed wireless and battery solutions markets allow us to bundle a full spectrum of products at the carrier, distributor, wholesaler and retail level across Canada.

Although the Company was operating substantially in the retail wireless communications sector, it has taken steps over the last two quarters and the preceding year to diversify operations. Management’s focus on the commercial segment and the acquisition of mmwave have added another dimension to our business. The mix of consolidated revenues arises 38% from the retail segment and 62% from the commercial segment during the three month period ended March 31, 2006. The Company seeks to further diversify operations that are expected to affect future results, please see the Recent Developments section elsewhere in this report.

Results of operations

For the three month period ended March 31, 2006 and 2005

The Company had a net loss of $106,838 during the three month period ended March 31, 2006 compared to net income of $107,344 in the comparative period a year ago. The loss is primarily attributable to increased interest costs year over year, the networks strategic business unit within the commercial segment not yet achieving breakeven operating results and incremental infrastructure costs associated with the Company readying itself for higher levels of operations later in the year during fiscal 2006.

Revenues for the consolidated entity including product sales, commissions, residual revenue and engineering services during the three month period ended March 31, 2006 were $7,140,818 up from $3,991,559 during the first quarter of 2005, representing a 79% increase in sales year over year. Sales of the retail segment were $2,740,269 (as compared to $2,018,586 in 2005) and sales of the commercial segment were $4,400,550 (as compared to $1,972,973 in 2005).

Sales of the retail segment during the three month period ended March 31, 2006 and 2005 can be broken down into the following subcategories:

	2006	2005
Cellular hardware, radios and accessories	$1,960,764	$1,302,577
Commission and residual revenue	722,180	660,797
Equipment rental	57,325	55,212
	$2,740,269	$2,018,586

The sales of the retail segment for the three month period ended March 31, 2006 showed growth of 36% based on the same three month period of 2005. Hardware sales increased 51%, commission and residual revenue grew 9% and equipment rental revenue increased by 4%. This is a result of handset sales consistently exceeding prior year levels. In addition, the Company is consistently achieving all carrier quotas thereby earning the highest level of commission and residual level available. As of March 31, 2006 the Company had approximately 45,000 customers under active accounts with its carriers.

The revenues of the commercial segment represent the sale of wireless network hardware, Vertex Standard two-way radios, prepaid cellular cards, accessories, airtime fees, engineering services and commissions earned from selling hardware under rep agreements. Sales of the commercial segment during the current quarter were $4,400,550 up from $1,972,973 during the first quarter of fiscal 2005. Sales of the commercial segment grew by 123% of which 23% was organic growth and 100% came about through acquisitions (mmwave Technologies Inc. on March 4, 2005 and Knowlton Pass Electronics Inc. on July 31, 2005). Sales of the commercial segment during the three month period ended March 31, 2006 and 2005 can be broken down into the following subcategories:

	2006	2005
Wireless products, air time fees and engineering services	$4,244,592	$1,856,926
Commission revenue	155,958	116,047
	$4,400,550	$1,972,973

Gross profit during the three month period ended March 31, 2006 was $2,067,446 up from $1,458,703 during the first quarter of fiscal 2005. Gross profit including commissions and residual revenue (which have no associated cost of sales) as a percentage of total sales was 29.0% during the three month period ended March 31, 2006, compared to 36.5% in the first quarter of fiscal 2005. Gross profit on product sales, excluding commission and residual revenue, as a percentage of product sales decreased from 21.2% during the three month period ended March 31, 2005 to 19.0% in the current quarter. Gross profit as a percentage of product sales increased primarily due to the acquisition of mmwave and Knowlton Pass which tend to operate at higher levels than the Company’s existing traditional commercial businesses.

Selling and administrative expenses increased from $1,242,158 during the three month period ended March 31, 2005 to $1,993,472 during the three month period ended March 31, 2006. Despite the growth in the quantum of the SG&A, for the same period these expenses as a percentage of total sales dropped from 31.1% to 28.0% between 2005 and 2006. Selling and administrative expenses during the three month period ended March 31, 2006 and 2005, included:

	2006	2005
General and administrative costs	231,517	125,050
Professional and consulting fees	198,302	191,326
Rent and occupancy costs	177,408	161,274
Wages and benefits costs	1,386,245	764,508
	$1,993,472	$1,242,158

Professional and consulting fees were $198,302 during the three month period ended March 31, 2006 compared to $191,326 during the three month period ended March 31, 2005. This category includes expenses for accounting and legal, directors fees and other consultants.

General and administrative expenses totaled $231,517 for the three month period ended March 31, 2006 compared to $125,050 for the same period ended March 31, 2005. The increase is the result of recent acquisitions and generally higher associated costs of managing the increasingly dispersed nature of the Company’s operations.

Rent and occupancy costs were $177,408 during the three month period ended March 31, 2006 compared to $161,274 in the comparative period in the prior year. In November 2005 the Company consolidated its operations by leasing a single head office and warehouse facility in Mississauga.

Wages and benefits have increased from $764,508 for the three month period ended March 31, 2005 to $1,386,245 for the first quarter of 2006. This is a result of increased management and employees due to the increased business activity and recent acquisitions.

Amortization expense during the three month period ended March 31, 2006 was $120,354 compared to $60,107 during the comparative period in the prior year. Amortization expense in the current quarter represents the continued amortization of the Company’s capital and other assets and the amortization of the intangible assets of $20,207.

Interest expense increased from $1,737 during the three month period ended March 31, 2005 to $107,649 during the current quarter. The increase is a result of two new borrowing facilities; a $642,000 (CAD$750,000) line of credit with a chartered Canadian bank and a $1,284,300 (CAD$1,500,000) facility with an asset based lender. The Company is in the process of attempting to reduce interest costs by consolidating the lending facilities with an asset based lender at lower rates.

Other expenses totaled $120,458 during the three month period ended March 31, 2006 compared to other income of $49,094 in the comparative period of the prior year. The current quarter’s other income consisted of interest expense of $107,649, a foreign exchange loss of $302 arising from translation of Canadian dollar denominated liabilities translated into the reporting currency and the Company’s share of loss of an equity accounted investment of $12,507.

Basic and diluted earnings per share for the three month period ended March 31, 2006 and 2005 were $(0.004) and $0.004 respectively.

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

Inventory currently represents approximately 22% of total current assets and is subject to risk of inexact estimates by management.

Revenue Recognition

The Company recognizes revenue from the sale of telecommunications equipment and accessories when the products are delivered and accepted by the customer. Activation commission fees earned from the telephone companies are recognized at the time of activation by the customer. Residual commission fees are recognized at the time they are earned and reasonable assurance of collection exists. The Company receives co-op advertising revenue from the telephone companies based on the requirement to spend a minimum of 60% of the available co-op advertising allotment. Any amount received under this program is deducted from advertising expense.

Revenue from long-term contracts for developing and building telecommunications systems is recognized using the percentage of completion method where revenue is recorded as costs are incurred, based on actual costs incurred to date on a contract, relative to the estimated total costs to complete the contract. Unbilled revenue represents revenue earned in excess of amounts billed on uncompleted contracts. Deferred revenue represents the extent that billings to clients are in excess of revenue recognized to date. The results reported under the percentage of completion method are based on management’s estimates of total costs to complete the various contracts. Should total actual costs be materially higher or lower than these estimates, adjustment to future results would be necessary.

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

Impairment of Long-lived Assets

Property, plant and equipment are reviewed for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, which was adopted effective January 1, 2002. Under SFAS No. 144, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable. An impairment charge is recognized for the amount, if any, which the carrying value of the asset exceeds the fair value.

Goodwill and Other Intangible Assets

Residual premiums are amounts paid for future residual revenue of retail cellular and telecommunications subscriber business recorded at cost less accumulated amortization. Amortization is provided for on a straight-line basis over five years. Agency fees are amortized over the term of the related agreement (ten years) on a straight line basis.

Effective January 1, 2002, the Company adopted SFAS No 142, “Goodwill and Other Intangible Assets”. SFAS No. 142 no longer permits the amortization of goodwill and indefinite-lived intangible assets. Instead, these assets must be reviewed annually (or more frequently under prescribed conditions) for impairment in accordance with this statement. If the carrying amount of the reporting unit’s goodwill or indefinite-lived intangible assets exceeds the implied fair value, an impairment loss is recognized for an amount equal to that excess. Intangible assets that do not have indefinite lives are amortized over their useful lives.

In connection with our review of goodwill and intangible assets during fiscal 2005, we determined that certain intangible assets associated goodwill arising from an acquisition were impaired. As a result, a non-cash impairment charge of $5,130,334 was charged to the statement of operations during fiscal 2005.

Financial Condition

Since year end total assets have increased by approximately $316,253 to $10,388,645 at March 31, 2006. The increase is primarily the result of acquisitions. Current assets have increased by approximately $209,194 and non current assets have increased by $120,627.

Current assets increased during the current year by $198,194 to $7,268,483 at March 31, 2006. Accounts receivable and inventory have increased by $606,419 and $38,100, respectively. The increase is reflective of the heightened operating level following the acquisition of mmwave Technologies Inc. and Knowlton Pass Electronics Inc. The Company’s cash balances have declined by $611,022 since year end primarily due to the investment in Knowlton Pass operations and capital equipment.

Net Property, plant and equipment assets have increased since year end by approximately $110,426 to $1,289,206 at March 31, 2006. The net increase is due to capital improvements in the retail segment and acquired assets in the commercial segment.

Since December 31, 2005 due from related party amounts have decreased by $11,823 to $830,171 at March 31, 2006.

Since year end long term investment have decreased by $12,507 to $20,000 due to the loss recorded for the Company’s portion of the loss of an equity accounted investment.

Intangible assets increased by $65,492 due to acquisition of additional retail business operations and decreased by $20,207 representing normal amortization of certain intangibles.

Goodwill did not change during the period.

Total liabilities have increased since December 31, 2005 by $410,613 to $7,497,621 at March 31, 2006. Almost all of the increase is attributable to an increase in current liabilities due to acquisitions.

Current liabilities increased by $388,059 to $7,326,830 during the current period. Accounts payable decreased by $1,108,506, bank indebtedness increased by $1,507,942 (primarily as a result of a new $1,284,300 lending facility, see Note 6), and the current portion of shareholder loans acquired in the mmwave acquisition totaled $158,574. Customer deposits totaled $9,446, the current portion of deferred income was $189,084, and the current portion of long-term debt was $48,490 at March 31, 2006. All of the increases reflect the higher operating level the Company has attained through recent acquisitions.

The long-term portion of the due to shareholders was $29,168, the long-term portion of deferred income was $70,813 and the long-term portion of the long-term debt totaled $52,527 at March 31, 2006. Non-controlling interest, which represents the amount of net assets owed to the parties holding the remaining 0.3% of Wireless Age Communications Ltd., remained at $1,283 at March 31, 2006.

Stockholders’ equity has decreased since year end by $94,360 to $2,891,024 at March 31, 2006. The decrease is the result of:

1.	The net loss of $106,838 during the period.
2.	An increase in common stock subscribed of $14,555.
3.	Foreign exchange gain of $2,077 recorded within accumulated other comprehensive income.

Liquidity and Capital Resources

As at March 31, 2006, the Company had current assets of $7,268,483 and current liabilities of $7,326,830, indicating a working capital deficit of $58,347 down from working capital of approximately $132,000 at the beginning of the year. The Company’s working capital ratio decreased marginally from 1.02 at the beginning of the year to 0.99 at March 31, 2006. The decrease in working capital is a function of rising operating levels and the Company investing substantially all excess internally generated cash into the Knowlton Pass networks opportunity. Management intends to improve its working capital position through aggressive asset based lenders, other measures available to the Company at its current stage of maturity and funding the development of the networks opportunity through other sources. The Company’s debt to tangible net worth increased from 5.5 at the beginning of the year to 6.6 at March 31, 2006. The increase in the debt to tangible net worth ratio is also reflective of the Company funding the acquisition of long term network assets first through excess current working capital and the loss posted for the first quarter.

Cash used by operating activities amounted to $1,918,993 during the first quarter of 2006, primarily as a result of the net loss adjusted for non cash items and various changes in operating assets and liabilities. Cash used in investing activities during the period amounted to $248,982, primarily consisting of cash used to acquire intangible and capital assets. Cash provided by financing activities during the year amounted to $1,556,953 and represented amounts advanced to related parties, repayment of debt including shareholder loans offset by an increase in bank indebtedness. The cumulative affect of all these changes resulted in a net decrease in cash of $611,022 for the three month period ended March 31, 2006.

Management is confident that the stable WACL, mmwave and Wireless Source subsidiaries form a strong base on which it can build. Additional funding may be required for acquisitions and additional working capital. Management plans to raise the necessary capital in an appropriate mixture of short term debt secured primarily on the liquid assets of the Company and its newly acquired businesses, long term debt, subordinated debt and equity private placements. Management is currently in discussions about debt and equity placements. There can be no assurance that we will be able to raise this funding when needed.

Off-Balance Sheet Arrangements

The Company does not have any material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Controls and Procedures.

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934 (the “Exchange Act”). Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have been no changes in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the quarter ended March 31, 2006, the Company agreed to issue 49,729 shares of its common stock, valued at $14,555, as partial consideration for the acquisition of certain business assets of Wireless Odyssey Limited. Such shares have not yet been issued. The issuance of the foregoing securities by the Company was a private transaction made in reliance on Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities.

As at March 31, 2006 mmwave Technologies Inc., a wholly owned subsidiary of the Company, was in breach of a financial ratio covenant (liabilities to tangible net worth in excess of 2.5 to 1) with its senior working capital lender. The breach is continuing subsequent to March 31, 2006.

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

Exhibit 31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

Exhibit 31.2	Rule 13a-14(a) Certification of Chief Financial Executive.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

On January 4, 2006, the Company filed Form 8-K providing details of compensation arrangements with Mr. Gary N. Hokkanen, the Company’s Chief Financial Officer

On January 20, 2006, the Company filed Form 8-K providing details of a financing arrangement with TCE Capital Corporation.

On February 7, 2006, the Company filed Form 8-K announcing the Company intended to record a substantial write down of intangible assets and goodwill in its audited financial statements for the year ended December 31, 2005.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIRELESS AGE COMMUNICATIONS, INC.

May 12, 2006	By:	/s/ Bradley J. Poulos
Name: Bradley J. Poulos Title: Principal Executive Officer

By:	/s/ Gary N. Hokkanen
Name: Gary N. Hokkanen Title: Principal Financial Officer and Principal Accounting Officer