Form 10QSB
period 2006-06-30
WIRELESS AGE COMMUNICATIONS INC
filed 2006-08-14
CIK 1130131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended June 30, 2006

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

The number of shares of common stock outstanding as of July 25, 2006: 29,170,775

Transitional Small Business Disclosure format (Check one): Yes ☐  No ☒

Wireless Age Communications, Inc.

PART I. Financial Information

Item 1. Condensed Financial Statements

Wireless Age Communications, Inc.
Condensed Consolidated Balance Sheet
June 30, 2006
(UNAUDITED)

ASSETS

Current Assets:
Cash and cash equivalents	$352,591
Receivables	3,637,647
Inventory	1,832,882
Deferred tax asset	1,123,000
Due from related parties (Note 8)	293,530
Prepaid expenses and other assets	376,010
7,615,660

Due from related parties (Note 8)	50,215
Property, plant and equipment, net of accumulated amortization of $1,847,690	1,414,123
Investments (Note 4)	20,000
Intangible assets (Note 5)	263,544
Goodwill (Note 5)	1,467,200
TOTAL ASSETS	$10,830,742

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Bank indebtedness (Note 6)	$1,966,172
Accounts payable and accrued liabilities	5,858,415
Deferred revenues and customer deposits	253,797
Current portion of due to shareholders (Note 9)	165,926
Current portion of long-term debt (Note 6)	21,170
Total current liabilities	8,265,480

Deferred revenues and customer deposits	54,535
Deferred tax liability	17,000
Due to shareholders (Note 9)	27,185
Long-term debt (Note 6)	76,332
Minority interest	1,283
Total liabilities	8,441,815

Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, No shares issued and outstanding	-
Common stock, $.001 par value, 100,000,000 shares authorized, 29,170,775 shares issued and outstanding at June 30, 2006	29,171
Additional paid-in capital	9,700,571
Common stock subscribed	210,000
Accumulated deficit	(7,700,726)
Accumulated other comprehensive income	149,911
Total stockholders’ equity	2,388,927
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,830,742

See accompanying notes to financial statements.

Wireless Age Communications, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(UNAUDITED)
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005[1]	2006	2005[1]

Sales – product	$6,771,396	$5,450,315	$13,034,076	$8,665,030
Commission and residual revenue	994,284	915,539	1,872,422	1,692,383
Total sales	7,765,680	6,365,854	14,906,498	10,357,413

Cost of goods sold – product	5,564,063	4,148,116	10,637,435	6,662,711
Gross profit	2,201,617	2,217,738	4,269,063	3,694,702

Selling and administrative expenses	2,614,328	1,799,237	4,607,800	3,059,656
Loss on uncollected management fees (Note 8)	300,000	-	300,000	-
Amortization	140,847	64,555	261,201	124,662

Earnings (loss) from operations	(853,558)	353,946	(899,938)	510,384

Other (income) expenses
Interest	125,606	5,838	233,254	7,576
Gain on disposal of marketable securities, net	-	(35,853)	-	(35,853)
Foreign exchange loss (gain)	(10,191)	10,368	(9,889)	16,669
Loss on note receivable (Note 8)	129,114	-	129,114	-
Share of loss of equity accounted investment (Note 4)	-	32,616	12,507	73,671
	244,529	12,969	364,986	62,063

Net (loss) income before income taxes	$(1,098,087)	$340,977	$(1,264,924)	$448,321

Income tax recovery – deferred	(395,000)	-	(455,000)	-

Net income (loss)	$(703,086)	$340,977	$(809,924)	$448,321
Basic earnings (loss) per share of common stock:
Weighted average number of common shares outstanding	29,148,916	28,394,782	29,135,058	26,930,029
Basic earnings (loss) per share	$(0.024)	$0.012	$(0.028)	$0.017
Diluted earnings (loss) per share of common stock:
Weighted average number of common shares outstanding	-	28,578,115	-	27,113,362
Diluted earnings per share	-	$0.012	-	$0.017

	Comprehensive Income (Loss)
Net income (loss)	$(703,086)	$340,977	$(809,924)	$448,321
Other comprehensive income (loss):
Unrealized holding gain on marketable securities	-	(70,402)	-	-
Foreign exchange translation gain (loss)	(7,905)	3,566	(9,982)	11,074
Comprehensive income (loss)	$(710,991)	$274,141	$(819,906)	$459,395

1 Commissions previously classified as cost of sales have been reclassified as selling and administrative expenses in 2005 comparative figures.

See accompanying notes to financial statements.

Wireless Age Communications, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
For the six month period ended June 30, 2005
(UNAUDITED)

	Common Stock
	Shares	Amount	Common Stock Subscribed	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, December 31, 2004	23,544,846	$23,545	-	7,545,611	(2,250,908)	137,137	5,455,385

Issuance of common stock to acquire investments	225,000	225	-	158,513	-	-	158,738

Issuance of common stock to acquire additional interest in majority owned subsidiary	61,200	61	-	41,827	-	-	41,888

Issuance of common stock under earnout arrangement	50,000	50	-	25,875	-	-	25,925

Issuance of common stock to acquire wholly owned subsidiary	4,500,000	4,500	-	1,623,600	-	-	1,628,100

Adjustment arising from foreign exchange translation gain	-	-	-	-	-	7,508	7,508

Adjustment arising from unrealized holding gain on marketable securities	-	-	-	-	-	70,402	70,402

Net income for the three month period ended March 31, 2005	-	-	-	-	107,344	-	107,344

Balance, March 31, 2005	28,381,046	$28,381	-	9,395,426	(2,143,564)	215,047	7,495,290

Issuance of common stock under earnout arrangement	50,000	50	-	21,200	-	-	21,250

Adjustment arising from unrealized holding gain on marketable securities	-	-	-	-	-	(70,402)	(70,402)

Adjustment arising from foreign exchange translation gain	-	-	-	-	-	3,566	3,566

Net income for the three month period ended June 30, 2005	-	-	-	-	340,977	-	340,977

Balance, June 30, 2005	28,431,046	$28,431	-	9,416,626	(1,802,587)	148,211	7,790,681

See accompanying notes to financial statements.

Wireless Age Communications, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
For the six month period ended June 30, 2006
(UNAUDITED)

	Common Stock
	Shares	Amount	Common Stock Subscribed	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, December 31, 2005	29,121,046	$29,121	-	9,686,066	(6,890,802)	160,999	2,985,384

Common stock issuable to acquire retail business operations	-	-	14,555	-	-	-	14,555

Adjustment arising from foreign exchange translation loss	-	-	-	-	-	(2,077)	(2,077)

Net loss for the three month period ended March 31, 2006	-	-	-	-	(106,838)	-	(106,838)

Balance, March 31, 2006	29,121,046	$29,121	14,555	9,686,066	(6,997,640)	158,922	2,891,024

Common stock issued to acquire retail business operations	49,729	50	(14,555)	14,505	-	-	-

Common stock issued subsequent to June 30, 2006 under special bonus	-	-	210,000	-	-	-	210,000

Adjustment arising from foreign exchange translation loss	-	-	-	-	-	(9,011)	(9,011)

Net loss for the three month period ended June 30, 2006	-	-	-	-	(703,086)	-	(703,086)

Balance, June 30, 2006	29,170,775	$29,171	210,000	9,700,571	(7,700,729)	149,911	2,388,927

See accompanying notes to financial statements.

Wireless Age Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(UNAUDITED)

Six months Ended June 30,
	2006	2005
Net cash provided by (used in) operations
Net income (loss)	$(809,924)	$448,321
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization	261,201	124,662
Common stock issuable under special bonus	210,000	-
Foreign exchange (gain) loss	(9,889)	16,669
Share of loss of equity investment	12,507	73,671
Gain on disposal of marketable securities	-	(35,853)
Loss on note receivable	129,114	-
Loss on uncollected management fees	300,000	-
Deferred income tax provision	(455,000)	-
Changes in operating assets and liabilities:
Accounts receivable	(555,680)	424,375
Inventory	(275,951)	118,145
Prepaid expenses	(165,962)	64,781
Accounts payable and accrued liabilities	(318,701)	(1,231,057)
Note receivable	-	(338,869)
Deferred revenues and customer deposits	1,155	(2,137)
Net cash provided by (used in) operating activities	(1,677,130)	(337,292)
Cash flows from investing activities:
Additions to intangible assets	(53,754)	-
Proceeds on disposal of marketable securities	-	201,198
Purchase of marketable securities	-	(165,344)
(Increase) decrease in due from related parties	69,135	(512,789)
Acquisition of additional portion of minority interest	-	(100,000)
Additions to property, plant and equipment	(370,498)	(20,306)
Net cash (used in) investing activities:	(355,117)	(597,241)
Cash flows from financing activities:
Increase in bank indebtedness	1,621,488	398,525
Increase (decrease) in due to shareholders	1,368	(33,534)
Repayment of long-term debt	(33,357)	(116,330)
Net cash provided by (used in) financing activities:	1,589,499	248,661

Decrease in cash from business activities:	(442,748)	(685,872)

Cash and cash equivalents acquired on acquisition	-	256,050

Increase (decrease) in cash	(442,748)	(429,822)
Cash, beginning of period	795,339	800,120
Cash, end of period	$352,591	$370,298

Non cash financing activities:
During the six month period ended June 30, 2006, the Company:
•	Issued 49,729 common shares to purchase additional retail business operations.
•	Amortized $17,850 for shares issued in exchange for consulting contract in previous year.
•	Accrued for the issuance of 2,000,000 common shares subsequent to June 30, 2006,, valued at $210,000, as a special bonus to three officers.
During the six month period ended June 30, 2005, the Company:
•	Issued 225,000 shares of its common stock to acquire investments.
•	Issued 61,200 shares of its common stock to acquire additional portion of minority interest in subsidiary.
•	Issued 100,000 shares under an earnout arrangement.
•	Issued 4,500,000 shares of its common stock to acquire mmwave Technologies Inc.
See accompanying notes to financial statements.

Wireless Age Communications, Inc.

Notes to Condensed Consolidated Financial Statements
June 30, 2006
(Unaudited)

Note 1 – Basis of Presentation and nature of operations

The accompanying condensed unaudited consolidated financial statements of Wireless Age Communications, Inc. (referred to herein as “we,” “our” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended June 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2005.

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

Note 2 – Recent developments

Telecommunications Manufacturer Agreement

On June 27, 2006 the Company through its wholly owned subsidiary, mmwave Technologies Inc., entered into an agreement with a major global telecommunications manufacturer for the provision of engineering, project management and installation services in North America. The Agreement is a three year sub-contract, related to the upgrading of telecommunications infrastructure.

The total value of the agreement is uncertain, due to mmwave having to perform to certain on-time delivery and quality standards. Management believes that should the project be managed to these standards, the contract could be expected to produce revenues in excess of $30 Million over the three year term. At the peak estimated work load, the company expects to have between 50 and 60 staff dedicated to this project.

Concurrent with entering into this agreement the Company opened a third regional operations centre in Vancouver, British Columbia which will complement existing operations in Toronto and Montreal. Mr. David MacKinnon, the company's Chief Technology Officer, relocated from Ontario to Vancouver, to organize and manage the new centre.

Under the terms of the agreement the Company is precluded from announcing specific details of this agreement until all parties are in agreement on the disclosure. Management intends to fully cooperate with the spirit of the agreement but also feels appropriate disclosure on the impact to the operations of the Company requires full and complete dissemination and will work with its business partners to achieve mutually satisfactory objectives.

In Vehicle Telematics System Sale

On June 27, 2006 the Company announced that mmwave Technologies Inc. received an order from a major Canadian telecommunications company for a custom assembly to be used in in-vehicle telematics systems.

The solution includes a combination antenna network and custom cable assembly harness, is part of an in-vehicle telematics device used to locate vehicles and send data back over a digital cellular network. The total solution consists of the in-vehicle telematics hardware as well as a web-based software interface.

The initial order is for $112,000 and is expected to be delivered in the third quarter. Management anticipates that the program will grow to over $825,000 by the end of 2006.

Director Resignations

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

mmwave Performs the First Canadian Trial of Mobile Broadband Using Fixed Wireless Technology

On April 12, 2006 the Company announced that its Wireless Works operating unit has partnered with a national tool distributor's franchisees throughout the Niagara Region to test mobile broadband data transfer to their fleet of sales and delivery trucks.

As the fleet of vehicles roams from one customer to the next, each truck's Airspan Mobile Access radio will search for the strongest signal from Wireless Works existing wireless broadband access network.

With download speeds in excess of 1 Mbps and uploads of 512K, the new technology will create a ``virtual mobile office'' in every vehicle. The Wireless Works network supports the vehicle connecting directly to the company via a secure private LAN. The network allows the driver/salesman using his laptop computer to place orders, receive and transmit e-mail and access to sales materials which otherwise would not be available until the end of the work day and often require a second visit to the client's premises to secure the order. The Company believes that this type of strategic alliance has the potential to engender substantially greater efficiencies for all companies that could benefit from secure, mobile office resources.  The Company expects to market this type of system to several other enterprises as soon as reasonably possible.

Midland International Corporation Loss

Substantial doubt existed on Midland International Corporation’s ability to repay a $424,734 8% promissory note. Therefore the Company opted to fully provide for a loss on the promissory note during the three month period ended June 30, 2006. In the event that the Company recovers any amounts it will record a gain in the period such amount is received.

Barron Partners LP Financing

On August 3, 2006, the Company entered into an agreement with Barron Partners LP, an investment fund based in New York (the “Barron Agreement”), pursuant to which Barron Partners made an investment in convertible preferred stock (the “Series A Preferred Shares”) and warrants of the Company. The Series A Preferred Shares and the warrants (if fully exercised) would generate total proceeds of $6.625 million to the Company. At the closing, the Company received $1,000,000 cash and issued 7,142,900 Series A Preferred Shares and warrants to purchase 7,500,000 common shares at $0.25 per share and 7,500,000 common shares at $0.50 per share. The common stock issuable under the conversion terms of the Series A Preferred Shares and the exercise of the warrant results in an average purchase price per common share equivalent of $0.30.

Executive Management Stock Purchase Plan

On June 6, 2006 the Company announced that certain officers of the Company had agreed to institute a Stock Purchase Plan under the provisions of SEC Rule 10b5-1.

Due to the inability to source a participating broker in Canada that was willing to administer the Plan on behalf of the executives and the Company the plan has been rescinded. One trade was made under the terms of the plan on a discretionary basis.

Note 3 – Summary of Significant Accounting Policies

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

Advertising and Marketing Costs

The Company expenses the costs of advertising and marketing as incurred. The Company incurred $265,153 and $129,181 of advertising and marketing expenses during the six month periods ended June 30, 2006 and 2005, respectively.

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

Reclassification of 2005 Statement of Operations

Commissions previously classified as cost of sales have been reclassified as selling and administrative expenses in interim 2005 Condensed Consolidated Statement of Operations.

Recent Accounting Pronouncements

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS 154”). SFAS 154 replaces APB No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements” and establishes retrospective application as the required method for reporting a change in accounting principle. SFAS 154 provides guidance for determining whether retrospective application of a change in accounting principle is impracticable and for reporting a change when retrospective application is impracticable. The reporting of a correction of an error by restating previously issued financial statements is also addressed. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The Company does not anticipate that the adoption of SFAS 154 will have a material impact on its consolidated balance sheets and statements of operations, shareholders’ equity and cash flows.

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

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” which amends SFAS No. 133 and SFAS No. 140. SFAS No. 155 permits hybrid financial instruments that contain an embedded derivative that would otherwise require bifurcation to irrevocably be accounted for at fair value, with changes in fair value recognized in the statement of income. The fair value election may be applied on an instrument-by-instrument basis. SFAS No. 155 also eliminates a restriction on the passive derivative instruments that a qualifying special purpose entity may hold. SFAS No. 155 is effective for those financial instruments acquired or issued after December 1, 2006. At adoption, any difference between the total carrying amount of the individual components of the existing bifurcated hybrid financial instrument and the fair value of the combined hybrid financial instrument will be recognized as a cumulative-effect adjustment to beginning retained earnings. The Company does not expect the new standard to have any material impact on our financial position and results of operations.

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

Note 4 – Investments

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

Equity Accounted Investments

Investment in Midland International Corporation (formerly known as Azonic Corporation)

At June 30, 2006 the Company held a total of 4,860,000 common shares of Midland, representing a 15.8% ownership interest. The market value of this investment at July 27, 2006 was $97,200 (4,860,000 x $0.02). This investment is recorded using the equity method so the account was adjusted during the period as follows:
Balance at Dec 31, 2005	$12,507
Share of loss of Midland	(12,507)
$-

Note 5 – Intangible Assets & Goodwill

Intangible assets

As of June 30, 2006	Gross Carrying Amount	Accumulated Amortization	Net 2006
Amortized intangible assets:
Retail segment:
Residual premiums	$961,035	$(813,062)	$147,973
MTS agency fee	286,687	(171,116)	115,571
Total retail segment	1,247,722	(984,178)	263,544
Commercial segment:
Distribution rights	-	-	-
Total commercial segment	-	-	-
Total amortized intangible assets	$1,247,722	$(984,178)	$263,544

Unamortized intangible assets:
Commercial segment:
Landmobile radio distribution and supply agreement	-	-	-
Prepaid card distribution agreement	-	-	-

Total unamortized commercial segment intangible assets	$-	$-	$-

Total intangible assets	$1,247,722	$(984,178)	$263,544

Aggregate amortization expense for the six month period ended June 30, 2006: $44,391.

Estimated amortization expense:

For the year ended December 31, 2006	$46,052
For the year ended December 31, 2007	$94,971
For the year ended December 31, 2008	$46,061
For the year ended December 31, 2009	$46,061
For the year ended December 31, 2010	$26,399
For the year ended December 31, 2011	$4,000

Goodwill

The changes in the carrying amount of goodwill for the six month period ended June 30, 2006, are as follows:

	Retail Segment	Commercial Segment	Total

Balance as of January 1, 2006	$241,026	$1,226,174	$1,467,200
Goodwill acquired	-	-	-

Balance as of June 30, 2006	$241,026	$1,226,174	$1,467,200

The retail and commercial segments will be tested for impairment in the fourth quarter during the annual budgeting and forecasting process. The fair values of both reporting units are estimated using the expected present value of future cash flows.

Note 6 – Bank Indebtedness and Long-term Debt

Lines of credit

The Company has a line of credit of $672,000 (CAD$750,000) with a registered Canadian bank and an additional line of credit with an asset based lender of $1,568,000 (CAD$1,750,000), secured by the accounts receivable and inventory. Out of the Company’s ability to borrow totalling $2,240,000 (CAD$2,500,000) the company was drawn $1,966,172 (CAD$2,194,464) as of June 30, 2006. At June 30, 2006 the bank indebtedness consisted of:

Bank overdraft	$336,317
Bank line of credit	507,977
Asset based lender line of credit	1,121,878
$1,966,172

Long-term debt

June 30, 2006

Capital lease obligations	97,502
Less: current portion:	(21,170)
$76,332

Note 7 – Segmented Information

	6 Months	6 Months

	June 30	June 30

	2006	2005

Revenues
Retail – Sale of tangible products	$4,432,660	$3,258,298
Retail – Commission and residual revenue	1,566,908	1,400,115
Retail – Equipment rental	133,295	144,533
	6,132,863	4,802,946
Commercial – sale of tangible products	8,468,121	5,262,199
Commercial – Commission and residual revenue	305,514	292,268
	8,773,635	5,554,467
Consolidated revenues	$14,906,498	$10,357,415

Profit (loss)
Retail	$367,170	$473,504
Commercial	(302,444)	351,198
Unallocated amounts:
Corporate costs	(874,650)	(376,381)
Consolidated income (loss)	$(809,924)	$448,321

Assets
Retail	$2,265,389	$2,068,192
Intangible assets and goodwill – retail	504,570	519,893
	2,769,959	2,588,085
Commercial	5,280,779	3,627,513
Intangible assets and goodwill - commercial	1,226,174	5,355,502
	6,506,953	8,983,015
Unallocated corporate assets	1,553,830	1,047,433
Consolidated assets	$10,830,742	$12,618,533

Note 8 – Due from Related Parties

During the six month period, the Company entered into transactions with related parties. The Company made sales and provided services to W3 Connex Inc., an entity with certain shareholders who are also officers of the Company. In addition, the Company provided services to Xpress Test Solutions Inc., an entity in which certain shareholders are also officers of the Company. The Company also acquired a loan provided to Xpress Test Solutions Inc. in the mmwave Technologies Inc. acquisition.

Transactions entered into and balances outstanding at June 30, 2006 and 2005 were as follows:

	Sales to related party	Services provided by related party	Services provided to related party	Amount due from related party	Amount due to related party
Midland International Corporation:
June 30, 2006	$-	$-	$-	$-	$-
June 30, 2005	-	-	120,000	284,524	-

W3 Connex Inc.:
June 30, 2006	$41,259	$-	$47,111	$175,322	$-
June 30, 2005	227,856	-	57,449	384,003	-

Xpress Test Solutions Inc.:
June 30, 2006	$259	$-	$17,041	$137,726	$-
June 30, 2005	1,068	-	16,320	180,885	-

Simmonds Mercantile and Management Inc.
June 30, 2006	$-	$-	$-	$-	$-
June 30, 2005	-	243,464	-	(9,822)	-

Other:
June 30, 2006	$-	$-	$-	$30,697	$-
June 30, 2005	-	-	-	146,295	-

Total:
June 30, 2006	$41,518	$-	$64,152	$343,745	$-
June 30, 2005	228,924	243,464	193,769	985,885	-

Less current portion:
June 30, 2006				$(293,530)	$-
June 30, 2005				-	-

Long term:
June 30, 2006				$50,215	$-
June 30, 2005				985,885	-

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

Midland International Corporation

On December 31, 2005, Midland International Corporation provided the Company an 8% promissory note in the amount of $424,734, pursuant to which Midland agreed to repay the note over a one year period with an initial payment of $100,000 on March 15, 2006, followed by three payments of $108,244.66 on June 30, 2006, September 30, 2006 and December 31, 2006. Midland also agreed to enter into a General Security Agreement providing a first charge security position on all of the assets of Midland to the Company. According to the terms of the promissory note, the Company has the option, but not the obligation, to convert the outstanding principal and interest payment due on each of June 30, 2006, September 30, 2006 and December 31, 2006 into shares of Midland common stock at $0.035 per share. The note is currently in default because the March 15th and June 30th payments were not received.

Substantial doubt exists regarding Midland’s ability to repay the promissory note, and therefore the Company has fully provided for a loss on the promissory note during the three month period ended June 30, 2006. In the event that the Company recovers any amounts it will record a gain in the period such amount is received. For accounting purposes the Company has reflected the $300,000 portion of the promissory note that reflects unpaid management fees as a loss from operations and the $129,114 portion that reflects cash advances over and above management services provided as a loss on investment within Other Expenses.

W3 Connex, Inc.

The Company, through its Commercial operating segment, sells products and provides engineering services to W3 Connex, Inc. on normal trade terms. As at June 30, 2006, W3 Connex Inc. owed the Company $175,322.

Other

Occasionally related parties pay certain costs on behalf of the Company and conversely the Company on occasion pays costs of related parties. The Company also provides services to related parties. The amounts owed to and from related parties do not have specific repayment terms.

Note 9 – Due to Shareholders

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

The details of the due to shareholders are as follows:

Due to former shareholders of mmwave	$193,111
Current portion	(165,926)
Long-term portion	$27,185

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

Overview

We operate our business through several subsidiaries. Our subsidiary Wireless Age Communications Ltd. (“WACL”) is in the business of operating retail cellular and telecommunications outlets in cities in western Canada. At June 30, 2006 the Company owns 99.7% of WACL. WACL was acquired on October 8, 2002. In addition, we operate wholesale/distribution businesses through our wholly owned subsidiary Wireless Source Distribution Ltd. ("Wireless Source"). Wireless Source is in the business of distributing two-way radio products, prepaid phone cards, wireless accessories and various battery and ancillary electronics products in Canada. Wireless Source was acquired on September 19, 2003. During the first quarter in 2005 we acquired mmwave Technologies Inc. (“mmwave”). It is a distributor, systems integrator and representative of wireless, microwave and fibre optic components, test systems and subsystems. It also provides a range of technical solutions to the Canadian market primarily in the manufacturing and service provider segments of the communications industry. Mmwave was acquired on March 4, 2005. The Company acquired Knowlton Pass Electronics Inc. (“Knowlton”) on July 31, 2005. Knowlton is a network operator providing wireless connectivity solutions to commercial and municipal customers.

Prior to our acquisition of WACL, the name of our Company was Lennoc Ventures, Inc. We were a pre-exploration stage mineral resources company. We have terminated our mineral and exploration business and our name was changed to Wireless Age Communications, Inc. in October, 2002.

Our business operations primarily focus on the provision of wireless telecommunications systems products and service solutions to wireless carriers, wholesalers, distributors, retailers and end-users in western Canada. Our current products and services include phone and data devices and accessories, land mobile radios, scanners and GPS receivers, power and battery supplies and wireless network infrastructure. Our facilities include 9 retail stores, two warehouses, and sales offices in eleven cities across Canada. The Company has significant business relationships with all major wireless operators in Canada. Our presence in the PCS/cellular, land mobile radio, satellite, fixed wireless and battery solutions markets allow us to bundle a full spectrum of products at the carrier, distributor, wholesaler and retail level across Canada.

Results of operations

For the three month period ended June 30, 2006 and 2005

The Company had a net loss of $703,086 during the three month period ended June 30, 2006 compared to net income of $340,977 in the comparative period a year ago. The loss is primarily attributable to a loss on the Company’s investment in Midland International Corporation (Notes 4 and 8), insufficient financing to meet our planned revenue levels and certain non-recurring charges. The lack of financing impacted the Company in two ways; 1) the lack of working capital resulted in certain pending orders being delayed until we improved the Company’s financial position subsequent to period end, and 2) the lack of long term equipment financing prevented the Company from acquiring customer premises equipment necessary to bring our networks division to break-even operations.

Revenues for the consolidated entity including product sales, commissions, residual revenue and engineering services during the three month period ended June 30, 2006 were $7,765,680 compared to $6,365,854 during the second quarter of 2005, representing a 22% increase in sales over the previous year. Sales of the retail segment were $3,392,595, compared to $2,784,360 in 2005 and sales of the commercial segment were $4,373,085 compared to $3,581,494 in 2005.

Sales of the retail segment during the three month period ended June 30, 2006 and 2005 can be broken down into the following subcategories:

	2006	2005
Cellular hardware, radios and accessories	$2,471,896	$1,955,722
Commission and residual revenue	844,728	739,318
Equipment rental	75,971	89,320
	$3,392,595	$2,784,360

The sales of the retail segment for the three month period ended June 30, 2006 increased 22% over the same three month period of 2005. Sales of hardware increased 26%, commission and residual revenue grew 14%, and equipment rental revenue decreased by 15%. Handset sales are consistently driving the growth within the retail segment.

The revenues of the commercial segment represent the sale of wireless network hardware, Vertex Standard two-way radios, prepaid cellular cards, accessories, airtime fees, engineering services and commissions earned from sale of hardware under supplier rep agreements. Sales of the commercial segment during the current quarter were $4,373,085 compared to $3,581,494 during the second quarter of fiscal 2005. Sales of the commercial segment grew by 22%.

Sales of the commercial segment during the three month period ended June 30, 2006 and 2005 can be broken down into the following subcategories:

	2006	2005
Wireless products, air time fees and engineering services	$4,223,529	$3,405,273
Commission revenue	149,556	176,221
	$4,373,085	$3,581,494

Gross profit during the three month period ended June 30, 2006 was $2,201,617 slightly down from $2,217,738 during the second quarter of fiscal 2005. Gross profit including commissions and residual revenue (which have no associated cost of sales) as a percentage of total sales was 28.4% during the three month period ended June 30, 2006, compared to 34.8% in the second quarter of fiscal 2005. Gross profit on product sales, excluding commission and residual revenue, as a percentage of product sales decreased from 23.9% during the three month period ended June 30, 2005 to 17.8% in the current quarter. Gross profit as a percentage of product sales decreased due to sales mix, i.e. higher gross profit revenues were replaced with lower gross profit business.

Selling and administrative expenses increased from $1,799,237 during the three month period ended June 30, 2005 to 2,614,328 during the three month period ended June 30, 2006. The SG&A expenses for the same period as a percentage of total sales increased from 28.3% to 33.4% between 2005 and 2006.

Selling and administrative expenses during the three month period ended June 30, 2006 and 2005, included:

	2006	2005
General and administrative costs	657,961	354,836
Professional and consulting fees	158,949	213,306
Rent and occupancy costs	220,872	180,674
Wage and benefit costs	1,576,546	1,050,421
	$2,614,328	$1,799,237

Professional and consulting fees were $158,949 during the three month period ended June 30, 2006 compared to $213,306 during the three month period ended June 30, 2005. This category includes expenses for accounting and legal, directors’ fees and other consultants.

General and administrative expenses totaled $657,961 for the three month period ended June 30, 2006 compared to $354,836 for the same period ended June 30, 2005. The increase is the result of recent acquisitions and generally higher associated costs of managing the increasingly dispersed nature of the Company’s operations.

Rent and occupancy costs were $220,872 during the three month period ended June 30, 2006 compared to $180,674 in the comparative period in the prior year. In November 2005 the Company consolidated its operations by leasing a single head office and warehouse facility in Mississauga.

Wages and benefits have increased from $1,050,421 for the three month period ended June 30, 2005 to $1,576,546 for the second quarter of 2006. This is a result of increased levels of management and employees due to the increased business activity and a special one time common stock based bonus earned and expensed during the current quarter. The Company accrued a special bonus consisting of a total of 2,000,000 common shares, valued at $210,000, to three officers at June 30, 2006. Such shares were issued during the third quarter.

During the three month period ended June 30, 2006 the Company fully provided for a loss on a Midland International Corporation 8% promissory note due to substantial doubt existing on Midland’s ability to repay. For accounting purposes the Company has reflected the $300,000 portion of the promissory note that reflects unpaid management fees as a loss from operations and the $129,114 portion that reflects cash advances over and above management services provided as a loss on investment within Other Expenses.

Amortization expense during the three month period ended June 30, 2006 was $140,847 compared to $64,555 during the comparative period in the prior year. Amortization expense in the current quarter represents the continued amortization of the Company’s capital and other assets and the amortization of the intangible assets of $24,184.

Interest expense increased from $5,838 during the three month period ended June 30, 2005 to $125,606 during the current quarter. The increase is a result of new borrowing under a $1,344,000 (CAD$1,500,000) facility with an asset based lender. The Company is in the process of attempting to reduce interest costs by consolidating the lending facilities with an asset based lender at lower rates.

Other expenses totaled $244,529 during the three month period ended June 30, 2006 compared to other expenses of $12,969 in the comparative period of the prior year. The current quarter’s other income consisted of interest expense of $125,606, a foreign exchange gain of $10,191 arising from translation of Canadian dollar denominated liabilities translated into the reporting currency and the write down of the Midland promissory note of $129,114 (Note 8).

Basic (loss) per share for the three month period ended June 30, 2006 was $(0.024) and basic and fully diluted earnings per share during the three month period ended June 30, 2005 was $0.012.

For the six month period ended June 30, 2006 and 2005

The Company had a net loss of $809,924 during the six month period ended June 30, 2006 compared to net income of $448,321 in the comparative period a year ago. The loss is primarily attributable to a loss on the Company’s investment in Midland International Corporation (Notes 4 and 8), insufficient financing to meet our planned revenue levels and certain non-recurring charges. The lack of financing impacted the Company in two ways; 1) the lack of working capital resulted in certain pending orders being delayed until we improved the Company’s financial position subsequent to period end, and 2) the lack of long term equipment financing prevented the Company from acquiring customer premises equipment necessary to bring our networks division to break-even operations.

Revenues for the consolidated entity including product sales, commissions, residual revenue and engineering services during the six month period ended June 30, 2006 were $14,906,498 compared to $10,357,413 during the first half of 2005, representing a 44% increase in sales year over year. Sales of the retail segment were $6,132,863 compared to $4,802,946 in 2005 and sales of the commercial segment were $8,773,635 compared to $5,554,467 in 2005.

Sales of the retail segment during the six month period ended June 30, 2006 and 2005 can be broken down into the following subcategories:

	2006	2005
Cellular hardware, radios and accessories	$4,432,660	$3,258,298
Commission and residual revenue	1,566,908	1,400,115
Equipment rental	133,295	144,533
	$6,132,863	$4,802,946

The sales of the retail segment for the six month period ended June 30, 2006 increased 28% based on the same six month period of 2005. Hardware sales increased 36%, commission and residual revenue grew 12% and equipment rental revenue decreased by 8%. Handset sales continue to lead the growth within the retail operating segment.

The revenues of the commercial segment represent the sale of wireless network hardware, Vertex Standard two-way radios, prepaid cellular cards, accessories, airtime fees, engineering services and commissions earned from selling hardware under rep agreements. Sales of the commercial segment during the current period were $8,773,635 compared to $5,554,467 during the same period of fiscal 2005. Sales of the commercial segment grew by 58% of which 24% was organic growth and 34% came about through acquisitions (mmwave Technologies Inc. on March 4, 2005 and Knowlton Pass Electronics Inc. on July 31, 2005).

Sales of the commercial segment during the six month period ended June 30, 2006 and 2005 can be broken down into the following subcategories:

	2006	2005
Wireless products, air time fees and engineering services	$8,468,121	$5,262,199
Commission revenue	305,514	292,268
	$8,773,635	$5,554,467

Gross profit during the six month period ended June 30, 2006 was $4,269,063 compared to $3,694,702 during the same period of fiscal 2005. Gross profit including commissions and residual revenue (which have no associated cost of sales) as a percentage of total sales was 28.6% during the six month period ended June 30, 2006, compared to 35.7% in the same period of fiscal 2005. Gross profit on product sales, excluding commission and residual revenue, as a percentage of product sales decreased from 23.1% during the six month period ended June 30, 2005 to 18.4% in the current period. Gross profit as a percentage of product sales decreased due to sales mix, i.e. higher gross profit revenues were replaced with lower gross profit business.

Selling and administrative expenses increased from $3,059,656 during the six month period ended June 30, 2005 to $4,607,800 during the six month period ended June 30, 2006. Selling and administrative expenses as a percentage of total sales increased from 29.5% to 30.9% between 2005 and 2006.

Selling and administrative expenses during the six month period ended June 30, 2006 and 2005, included:

	2006	2005
General and administrative costs	1,074,906	545,964
Professional and consulting fees	357,251	404,633
Rent and occupancy costs	398,280	341,947
Wage and benefit costs	2,777,363	1,767,112
	$4,607,800	$3,059,656

Professional and consulting fees were $357,251 during the six month period ended June 30, 2006 compared to $404,633 during the six month period ended June 30, 2005. This category includes expenses for accounting and legal, directors fees and other consultants.

General and administrative expenses totaled $1,074,906 for the six month period ended June 30, 2006 compared to $545,964 for the same period ended June 30, 2005. The increase is the result of recent acquisitions and generally higher associated costs of managing the increasingly dispersed nature of the Company’s operations.

Rent and occupancy costs were $398,280 during the six month period ended June 30, 2006 compared to $341,947 in the comparative period in the prior year. In November 2005 the Company consolidated its operations by leasing a single head office and warehouse facility in Mississauga.

Wages and benefits have increased from $1,767,112 for the six month period ended June 30, 2005 to $2,777,363 for the same period of 2006. This is a result of increased levels of management and employees due to the increased business activity and a special one time common stock based bonus earned and expensed during the current period. As at June 30, 2006 at total of 2,000,000 common shares valued at $210,000, were issuable to three officers of the Company.

During the six month period ended June 30, 2006 the Company fully provided for a loss on a Midland International Corporation 8% promissory note due to substantial doubt existing on Midland’s ability to repay. For accounting purposes the Company has reflected the $300,000 portion of the promissory note that reflects unpaid management fees as a loss from operations and the $129,114 portion that reflects cash advances over and above management services provided as a loss on investment within Other Expenses.

Amortization expense during the six month period ended June 30, 2006 was $261,201 compared to $124,662 during the comparative period in the prior year. Amortization expense in the current period represents the continued amortization of the Company’s capital and other assets and the amortization of the intangible assets of $44,391.

Interest expense increased from $7,576 during the six month period ended June 30, 2005 to $233,254 during the current period. The increase is a result of new borrowings under a $1,344,000 (CAD$1,500,000) facility with an asset based lender. The Company is in the process of attempting to reduce interest costs by consolidating the lending facilities with an asset based lender at lower rates.

Other expenses totaled $364,986 during the six month period ended June 30, 2006 compared to other expenses of $62,063 in the comparative period of the prior year. The current period’s other income consisted of interest expense of $233,254, a foreign exchange gain of $9,889 arising from translation of Canadian dollar denominated liabilities translated into the reporting currency and the Company’s share of loss of an equity accounted investment of $12,507 and the write down of the Midland promissory note of $129,114 (Note 8).

Basic (loss) per share for the six month period ended June 30, 2006 was $(0.028) and basic and fully diluted earnings per shares during the six month period ended June 30, 2005 was $0.017.

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

Inventory currently represents approximately 24% of total current assets and is subject to risk of inexact estimates by management.

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

Financial Condition

Since year end total assets have increased by approximately $758,350 to $10,830,742 at June 30, 2006. Current assets have increased by approximately $545,371 and non current assets have increased by $212,979.

Current assets increased during the current year by $545,371 to $7,615,660 at June 30, 2006. Accounts receivable and inventory have increased by $555,680 and $275,951, respectively. The increase is reflective of the higher operating levels the Company is beginning to achieve. The Company’s cash balances have declined by $442,748 since year end primarily due to the investment in Knowlton Pass operations and capital equipment.

Net Property, plant and equipment assets have increased since year end by approximately $235,343 to $1,414,123 at June 30, 2006. The net increase is due to capital improvements in the retail segment and capital additions in the networks division of the commercial operating segment.

Since December 31, 2005 due from related party amounts have decreased by $498,249 to $343,745 at June 30, 2006. The decrease is primarily loss on the Midland 8% promissory note and normal repayment terms under other related party receivables.

Since year end long term investment have decreased by $12,507 to $20,000 due to the loss recorded for the Company’s portion of the loss of an equity accounted investment.

Intangible assets increased by $68,309 due to acquisition of additional retail business operations and decreased by $44,391 representing normal amortization of certain intangibles.

Goodwill did not change during the period.

Total liabilities have increased since December 31, 2005 by $1,354,807 to $8,441,815 at June 30, 2006. Almost all of the increase is attributable to an increase in current liabilities.

Current liabilities increased by $1,326,709 to $8,265,480 during the current period. Accounts payable decreased by $318,701, bank indebtedness increased by $1,621,488 (primarily as a result of a new $1,344,000 lending facility, see Note 6), and the current portion of shareholder loans acquired in the mmwave acquisition totaled $165,926. Current portion of deferred revenues and customer deposits totaled $253,797, and the current portion of long-term debt was $21,170 at June 30, 2006. All of the increases reflect the higher operating level the Company has attained through recent acquisitions.

The long-term portion of the due to shareholders was $27,185, the long-term portion of deferred revnenues and customer deposits was $54,535 and the long-term portion of the long-term debt totaled $76,332 at June 30, 2006. Minority interest, which represents the amount of net assets owed to the parties holding the remaining 0.3% of Wireless Age Communications Ltd., remained at $1,283 at June 30, 2006.

Stockholders’ equity has decreased since year end by $596,457 to $2,388,927 at June 30, 2006. The decrease is the result of:

1.	The net loss of $809,924 during the period.
2.	An increase in common stock and additional paid in capital arising from a small retail acquisition (49,729 common shares valued of $14,555).
3.	An increase in common stock subscribed of $210,000, representing a special one time 2,000,000 share bonus earned during the period.
4.	Foreign exchange gain of $11,088 recorded within accumulated other comprehensive income.

Liquidity and Capital Resources

As at June 30, 2006, the Company had current assets of $7,615,660 and current liabilities of $8,265,480, indicating a working capital deficit of $649,820 compared to a working capital surplus of approximately $132,000 at the beginning of the year. The Company’s working capital ratio decreased from 1.02 at the beginning of the year to 0.92 at June 30, 2006. The decrease in working capital is a function of rising operating levels and the Company investing substantially all excess internally generated cash into the Knowlton Pass networks opportunity. Subsequent to period end, management improved its working capital position through a new equity financing (see Recent Developments).

Cash used by operating activities amounted to $1,677,130 during the first quarter of 2006, primarily as a result of the net loss adjusted for non cash items and various changes in operating assets and liabilities. Cash used in investing activities during the period amounted to $355,117, primarily consisting of cash used to acquire intangible and capital assets. Cash provided by financing activities during the year amounted to $1,589,499 and represented amounts advanced to related parties, repayment of debt including shareholder loans offset by an increase in bank indebtedness. The cumulative affect of all these changes resulted in a net decrease in cash of $442,748 for the six month period ended June 30, 2006.

Management believes that additional funding will be required for working capital purposes and acquisitions. The Company plans to raise the necessary capital in an appropriate mixture of equity and short term debt secured primarily on the liquid assets of the Company and its newly acquired businesses, long term debt, and subordinated debt. Management is currently in discussions about debt and equity placements. There can be no assurance that we will be able to raise this funding when needed.

Off-Balance Sheet Arrangements

The Company does not have any material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Controls and Procedures.

As of the end of the period covered by this report, an evaluation was carried out under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities and Exchange Act of 1934 (the “Exchange Act”). Based on their evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions on required disclosure and is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

There have been no changes in the Company’s internal controls over financial reporting during the Company’s most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II. Other Information

Item 1. Legal Proceedings.

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On May 11, 2006, the Company issued 49,729 restricted shares of its common stock to Gordon Ingram, valued at $14,555, as partial consideration for the acquisition of certain business assets of Wireless Odyssey Limited. The Company entered into the aforementioned transaction in reliance upon the exemption from securities registration afforded by Section 4(2) of the U.S. Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder, including Regulation S.

Item 3. Defaults Upon Senior Securities.

As at June 30, 2006 mmwave Technologies Inc., a wholly owned subsidiary of the Company, was in breach of a financial ratio covenant (liabilities to tangible net worth in excess of 2.5 to 1) with its senior working capital lender. The breach is continuing subsequent to June 30, 2006.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit No.	Description

Exhibit 10.38	mmwave Technologies Inc. agreement with global telecommunications manufacturer *

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Executive pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* To be filed by amendment.

(b)	Reports on Form 8-K.

On April 21, 2006, the Company filed a Report on Form 8-K announcing the resignations of Mr. John Simmonds and Mr. Kenneth Adelberg as directors of the Company.

On June 9, 2006, the Company filed a Report on Form 8-K announcing that certain officers of the Company intended to acquire shares of the Company’s common stock in the open market under SEC Rule 10b5-1.

On August 9, 2006, the Company filed a Report on Form 8-K announcing that the Company has entered into an agreement with Barron Partners LP, an investment fund based in New York (the “Barron Agreement”), pursuant to which Barron Partners made an investment in convertible preferred stock (the “Series A Preferred Shares”) and warrants of the Company. The Series A Preferred Shares and the warrants (if fully exercised) would generate total proceeds of $6.625 million to the Company. At the closing, the Company received $1,000,000 cash and issued 7,142,900 Series A Preferred Shares and warrants to purchase 7,500,000 common shares at $0.25 per share and 7,500,000 common shares at $0.50 per share. The common stock issuable under the conversion terms of the Series A Preferred Shares and the exercise of the warrant results in an average purchase price per common share equivalent of $0.30. Pursuant to the terms of the Barron Agreement, on August 4, 2006, the Company filed a Certificate of Designations regarding the Series A Preferred Shares with the Secretary of State of the State of Nevada.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIRELESS AGE COMMUNICATIONS, INC.

Date: August 14, 2006	By:	/s/ Bradley J. Poulos
Name: Bradley J. Poulos
Title: Principal Executive Officer

By:	/s/ Gary N. Hokkanen
Name: Gary N. Hokkanen
Title: Principal Financial Officer and Principal Accounting Officer