Form 10QSB
period 2006-09-30
WIRELESS AGE COMMUNICATIONS INC
filed 2006-11-14
CIK 1130131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC. 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended September 30, 2006

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

The number of shares of common stock outstanding as of November 14, 2006: 31,527,918

Transitional Small Business Disclosure format (Check one): Yes ☐  No ☒

Wireless Age Communications, Inc.

PART I. Financial Information

Item 1. Condensed Financial Statements

Wireless Age Communications, Inc.
Condensed Consolidated Balance Sheet
September 30, 2006
(UNAUDITED)

ASSETS

Current Assets:
Cash and cash equivalents	$472,904
Receivables	3,694,349
Inventory	1,892,689
Deferred tax asset	1,578,000
Due from related parties (Note 8)	324,994
Prepaid expenses and other assets	329,154
Assets of discontinued operations held for sale (Note 10)	532,498
8.824,588

Due from related parties (Note 8)	28,928
Property, plant and equipment, net of accumulated amortization of $1,798,677	1,365,086
Investments (Note 4)	20,000
Intangible assets (Note 5)	236,352
Goodwill (Note 5)	1,467,200
Assets of discontinued operations held for sale (Note 10)	545,128
TOTAL ASSETS	$12,486,652

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Bank indebtedness (Note 6)	$1,979,665
Accounts payable and accrued liabilities	5,252,018
Deferred revenues and customer deposits	195,186
Current portion of due to shareholders (Note 9)	189,520
Current portion of long-term debt (Note 6)	160,826
Liabilities of discontinued operations held for sale (Note 10)	744,854
Total current liabilities	8,522,069

Deferred revenues and customer deposits	49,593
Deferred tax liability	17,000
Long-term debt (Note 6)	373,379
Minority interest	1,283
Total liabilities	8,963,324

Stockholders’ equity
Preferred stock, $.001 par value, 10,000,000 shares authorized, 7,142,900 shares issued and outstanding at September 30, 2006 (Note 12)	7,143
Preferred stock additional paid-in capital	362,237
Common stock, $.001 par value, 100,000,000 shares authorized, 31,527,918 shares issued and outstanding at September 30, 2006	31,528
Additional paid-in capital	12,142,256
Accumulated deficit	(9,169,136)
Accumulated other comprehensive income	149,300
Total stockholders’ equity	3,523,328
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,486,652

See accompanying notes to financial statements.

Wireless Age Communications, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005 [1]	2006	2005 [1]

Sales - product	$7,807,567	$5,690,104	$20,604,589	$14,355,135
Commission and residual revenue	1,099,156	1,053,401	2,971,577	2,745,783
Total sales	8,906,723	6,743,505	23,576,166	17,100,918

Cost of goods sold - product	6,322,054	4,373,986	16,621,022	11,070,547
Gross profit	2,584,669	2,369,519	6,955,144	6,030,371

Selling and administrative expenses	2,240,329	1,908,576	6,340,045	4,847,585
Special charges (Note 13)	-	-	510,000	-
Pre-operating costs (Note 11)	190,299	-	190,299	-
Amortization	124,667	85,303	298,556	209,965

Earnings (loss) from operations	29,374	375,640	(383,756)	972,821

Other (income) expenses
Interest	132,200	1,171	364,465	8,747
Dividend expense on issuance of preferred stock (Note 12)	1,707,153	-	1,707,153	-
Gain on disposal of marketable securities, net	-	-	-	(35,853)
Foreign exchange loss (gain)	13,948	(14,275)	4,060	2,394
Loss on note receivable (Note 8)	-	-	129,114	-
Share of loss of equity accounted investment (Note 4)	-	35,110	12,507	108,781
	1,853,301	22,006	2,217,299	84,069
Net (loss) income from continuing operations, before income taxes	$(1,823,927)	$353,634	$(2,601,055)	$888,752

Income tax recovery - deferred	(700,000)	-	(942,000)	-

Net (loss) income from continuing operations	$(1,123,927)	$353,634	$(1,659,055)	$888,752
Net (loss) from discontinued operations, net of tax (Note 10)	(344,483)	(82,203)	(619,279)	(169,000)

Net income (loss)	$(1,468,410))	$271,431	$(2,278,334)	$719,752
Basic earnings (loss) per share of common stock:
Weighted average number of common shares outstanding	30,733,663	28,739,089	29,673,559	27,577,883
Basic earnings (loss) per share	$(0.048)	$0.009	$(0.077)	$0.026
Diluted earnings (loss) per share of common stock:
Weighted average number of common shares outstanding	-	28,889,089	-	27,727,883
Diluted earnings per share	-	$0.009	-	$0.026

Comprehensive Income (Loss )
Net income (loss)	$(1,468,410)	$271,431	$(2,278,334)	$719,752
Other comprehensive income (loss):
Foreign exchange translation gain (loss)	(611)	41,908	(11,699)	52,982
Comprehensive income (loss)	$(1,469,021)	$313,339	$(2,290,033)	$772,734

1 Commissions previously classified as cost of sales have been reclassified as selling and administrative expenses in 2005 comparative figures and certain operations have been reclassified as discontinued operations.

See accompanying notes to financial statements.

Wireless Age Communications, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
For the nine month period ended September 30, 2005
(UNAUDITED)

	Common Stock		Common Stock	Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Total Stockholders’
	Shares	Amount	Subscribed	Capital	Deficit	Income	Equity
Balance, December 31, 2004	23,544,846	$23,545	-	7,545,611	(2,250,908)	137,137	5,455,385

Issuance of common stock to acquire investments	225,000	225	-	158,513	-	-	158,738

Issuance of common stock to acquire additional interest in majority owned subsidiary	61,200	61	-	41,827	-	-	41,888

Issuance of common stock under earnout arrangement	50,000	50	-	25,875	-	-	25,925

Issuance of common stock to acquire wholly owned subsidiary	4,500,000	4,500	-	1,623,600	-	-	1,628,100

Adjustment arising from foreign exchange translation gain	-	-	-	-	-	7,508	7,508

Adjustment arising from unrealized holding gain on marketable securities	-	-	-	-	-	70,402	70,402

Net income for the three month period ended March 31, 2005	-	-	-	-	107,344	-	107,344

Balance, March 31, 2005	28,381,046	$28,381	-	9,395,426	(2,143,564)	215,047	7,495,290

Issuance of common stock under earnout arrangement	50,000	50	-	21,200	-	-	21,250

Adjustment arising from unrealized holding loss on marketable securities	-	-	-	-	-	(70,402)	(70,402)

Adjustment arising from foreign exchange translation gain	-	-	-	-	-	3,566	3,566

Net income for the three month period ended June 30, 2005	-	-	-	-	340,977	-	340,977

Balance, June 30, 2005	28,431,046	$28,431	-	9,416,626	(1,802,587)	148,211	7,790,681

Issuance of common shares to acquire operating subsidiary	540,000	540	-	215,190	-	-	215,730

Adjustment arising from foreign exchange translation gain	-	-	-	-	-	41,908	41,908

Net income for the three month period ended September 30, 2005	-	-	-	-	271,431	-	271,431

Balance, September 30, 2005	28,971,046	$28,971	-	9,631,816	(1,531,156)	190,119	8,319,750

See accompanying notes to financial statements.

Wireless Age Communications, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
For the six month period ended September 30, 2006
(UNAUDITED)

	Common Stock		Preferred Stock		Preferred Additional Paid-in	Additional Paid-in
	Shares	Amount	Shares	Amount	Capital	Capital
Balance, December 31, 2005	29,121,046	$29,121	-	$-	-	9,686,066

Common stock issuable to acquire retail business operations	-	-	-	-	-	-

Adjustment arising from foreign exchange translation loss	-	-	-	-	-	-

Net loss for the three month period ended March 31, 2006	-	-	-	-	-	-

Balance, March 31, 2006	29,121,046	$29,121	-	$-	-	9,686,066

Common stock issued to acquire retail business operations	49,729	50	-	-	-	14,505

Common stock issued subsequent to June 30, 2006 under special bonus	-	-	-	-	-	-

Adjustment arising from foreign exchange translation loss	-	-	-	-	-	-

Net loss for the three month period ended June 30, 2006	-	-	-	-	-	-

Balance, June 30, 2006	29,170,775	$29,171	-	$-	-	9,700,571

Common stock issued as bonus	2,000,000	2,000	-	-	-	208,000

Common stock issued as brokers fee	357,143	357	-	-	-	49,643

Preferred stock issued in financing, net	-	-	7,142,900	7,143	362,237	-

Adjustment to reflect fair value of warrants issued in financing, net	-	-	-	-	-	476,889

Adjustment to reflect value of beneficial conversion feature in financing	-	-	-	-	-	1,707,153

Net loss for the three month period ended September 30, 2006	-	-	-	-	-	-

Balance, September 30, 2006	31,527,918	$31,528	7,142,900	$7,143	362,237	12,142,256

	Common stock subscribed	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, December 31, 2005	-	(6,890,802)	160,999	2,985,384

Common stock issuable to acquire retail business operations	14,555	-	-	14,555

Adjustment arising from foreign exchange translation loss		-	(2,077)	(2,077)

Net loss for the three month period ended March 31, 2006	-	(106,838)	-	(106,838)

Balance, March 31, 2006	14,555	(6,997,640)	158,922	2,891,024

Common stock issued to acquire retail business operations	(14,555)	-	-	-

Common stock issued subsequent to June 30, 2006 under special bonus	210,000	-	-	210,000

Adjustment arising from foreign exchange translation loss		-	(9,011)	(9,011)

Net loss for the three month period ended June 30, 2006	-	(703,086)	-	(703,086)

Balance, June 30, 2006	210,000	(7,700,726)	149,911	2,388,927

Common stock issued as bonus	(210,000)	-	-	-

Common stock issued as brokers fees		-	-	50,000

Preferred stock issued in financing, net		-	-	369,380

Adjustment to reflect fair value of warrants issued in financing, net		-	-	476,889

Adjustment to reflect value of beneficial conversion feature in financing		-	-	1,707,153

Adjustment arising from foreign exchange translation loss		-	(611)	(611)

Net loss for the three month period ended September 30, 2006		(1,468,410)	-	(1,468,410)

Balance, September 30, 2006	-	(9,169,136)	149,300	3,523,328

See accompanying notes to financial statements.

Wireless Age Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(UNAUDITED)

	Nine months Ended September 30,
	2006	2005
Net cash provided by (used in) operations
Net income (loss) from continuing operations	$(1,659,055)	$888,752
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization	298,556	209,965
Dividend on issuance of preferred stock	1,707,153	-
Common stock issued under special bonus	210,000	-
Foreign exchange (gain) loss	4,060	2,394
Share of loss of equity investment	12,507	108,781
Gain on disposal of marketable securities	-	(35,853)
Loss on note receivable	129,114	-
Loss on uncollected management fees	300,000	-
Deferred income tax provision	(942,000)	-
Changes in operating assets and liabilities:
Accounts receivable	(737,808)	126,095
Inventory	(362,850)	148,402
Prepaid expenses and other assets	(129,631)	(21,780)
Accounts payable and accrued liabilities	(848,622)	(1,238,997)
Deferred revenues and customer deposits	(20,266)	859
Net cash provided by (used in) operating activities	(2,038,842)	188,619
Cash flows from investing activities:
Additions to intangible assets	(43,308)	-
Proceeds on disposal of marketable securities	-	201,198
Purchase of marketable securities	-	(185,344)
(Increase) decrease in due from related parties	59,588	(974,430)
Acquisition of additional portion of minority interest	-	(100,000)
Additions to property, plant and equipment	(928,447)	(29,525)
Net cash (used in) investing activities:	(912,167)	(1,088,101)
Cash flows from financing activities:
Increase in bank indebtedness	1,660,093	630,610
Increase (decrease) in due to shareholders	(2,127)	(69,836)
(Decrease) in long-term debt	(48,005)	(167,065)
Increase in long-term debt	624,118	-
Issuance of preferred stock and warrants, net	896,269	-
Net cash provided by financing activities:	3,130,348	397,709

Increase (decrease) in cash from continuing operations:	179,339	(501,773)

Decrease in cash from discontinued operations (Note 10)	(501,774)	(228,425)

Cash and cash equivalents acquired on acquisition	-	256,050

(Decrease) in cash	(322,435)	(478,147)
Cash, beginning of period	795,339	800,120
Cash, end of period	$472,904	$321,973

Non cash financing activities:

During the nine month period ended September 30, 2006, the Company:

•	Issued 49,729 common shares to purchase additional retail business operations.

•	Amortized $17,850 for shares issued in exchange for consulting contract in previous year.

•	Issued 2,000,000 common shares, valued at $210,000, as a special bonus to three officers.

•	Issued 357,143 common shares, valued at $50,000 and warrants to purchase 14,286 common shares, valued at $2,000, as a brokers fee in a financing

During the nine month period ended September 30, 2005, the Company:

•	Issued 225,000 common shares to acquire investments.

•	Issued 61,200 common shares to acquire additional portion of minority interest in subsidiary.

•	Issued 100,000 common shares under an earnout arrangement.

•	Issued 4,500,000 common shares to acquire mmwave Technologies Inc.

•	Issued 540,000 shares of its common stock to acquire Knowlton Pass Electronics Inc.

See accompanying notes to financial statements.

Wireless Age Communications, Inc.

Notes to Condensed Consolidated Financial Statements
September 30, 2006
(Unaudited)

Note 1 - Basis of Presentation and nature of operations

The accompanying condensed unaudited consolidated financial statements of Wireless Age Communications, Inc. (referred to herein as “we,” “our” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended September 30, 2006, are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2005.

The Company, through its 99.7% owned subsidiary, Wireless Age Communications Ltd. (“WACL”) is in the business of operating retail cellular and telecommunications outlets in cities in western Canada. A wholly owned subsidiary, mmwave Technologies Inc. (“mmwave”), is a distributor, systems integrator and representative of wireless, microwave and fibre optic components, test systems and subsystems. It also provides a range of technical solutions to the Canadian markets, primarily in the manufacturing and service provider segments of the communications industry. Another wholly owned subsidiary, Knowlton Pass Electronics Inc. (“Knowlton”), is a network operator providing wireless connectivity solutions to commercial and municipal customers under the brand name “Wireless Works”. The Company, through its other wholly owned subsidiary Wireless Source Distribution Ltd. (“Wireless Source”) is in the business of distributing two-way radio products, prepaid phone cards, wireless accessories and various battery and ancillary electronics products in Canada. WACL was acquired on October 8, 2002, Knowlton was acquired on July 31, 2005, mmwave was acquired on March 4, 2005 and Wireless Source was acquired on September 19, 2003.

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

mmwave Celebrates 15 Years in Business

mmwave Technologies Inc. celebrated its 15th Anniversary on October 3, 2006. The business unit provides a range of technical solutions to the Canadian and select international markets - primarily in the manufacturing and service provider segments of the communications industry. The company is a recognized leader in the Wireless Broadband industry in Canada and is a very active member of the Canadian Wireless Telecommunications Association.

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

Acquisitions and Business Combinations

The Company accounts for acquisitions and business combinations under the purchase method of accounting. The Company includes the results of operations of the acquired business from the acquisition date. Net assets of the companies acquired are recorded at their fair value at the acquisition date. The excess of the purchase price over the fair value of net assets acquired are included in intangible assets and goodwill in the accompanying consolidated balance sheets.

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

Advertising and Marketing Costs

The Company expenses the costs of advertising and marketing as incurred. The Company incurred $357,506 and $228,752 of advertising and marketing expenses during the nine month periods ended September 30, 2006 and 2005, respectively.

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

Discontinued Operations

The Company has followed SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”. Accordingly, the Company recognized as discontinued operations the results of the Wireless Works division (See Note 10) that has been placed for sale. The Company has also written down the assets related to the Wireless Works division to their respective fair values.

Recent Accounting Pronouncements

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

Equity Accounted Investments

Investment in Midland International Corporation (formerly known as Azonic Corporation)

At September 30, 2006 the Company held a total of 4,860,000 common shares of Midland, representing a 15.8% ownership interest. The market value of this investment at November 10, 2006 was $121,500 (4,860,000 x $0.025). This investment is recorded using the equity method so the account was adjusted during the period as follows:

Balance at Dec 31, 2005	$12,507
Share of loss of Midland	(12,507)
$-

Note 5 - Intangible Assets & Goodwill

Intangible assets

As of September 30, 2006	Gross Carrying Amount	Accumulated Amortization	Net 2006
Amortized intangible assets:
Retail segment:
Residual premiums	$960,128	$(832,034)	$128,094
MTS agency fee	286,302	(178,044)	108,258
Total retail segment	1,246,430	(1,010,078)	236,352
Commercial segment:
Distribution rights	-	-	-
Total commercial segment	-	-	-
Total amortized intangible assets	$1,246,430	$(1,010,078)	$236,352

Unamortized intangible assets:
Commercial segment:
Landmobile radio distribution and supply agreement	-	-	-
Prepaid card distribution agreement	-	-	-
Total unamortized commercial segment intangible assets	$-	$-	$-

Total intangible assets	$1,246,430	$(1,010,078)	$236,352

Aggregate amortization expense for the six month period ended September 30, 2006: $71,583.

Estimated amortization expense:

For the year ended December 31, 2006	$18,860
For the year ended December 31, 2007	$94,971
For the year ended December 31, 2008	$46,061
For the year ended December 31, 2009	$46,061
For the year ended December 31, 2010	$26,399
For the year ended December 31, 2011	$4,000

Goodwill

The changes in the carrying amount of goodwill for the nine month period ended September 30, 2006, are as follows:

	Retail Segment	Commercial Segment	Total

Balance as of January 1, 2006	$241,026	$1,226,174	$1,467,200
Goodwill acquired	-	-	-
Balance as of September 30, 2006	$241,026	$1,226,174	$1,467,200

The retail and commercial segments will be tested for impairment in the fourth quarter during the annual budgeting and forecasting process. The fair values of both reporting units are estimated using the expected present value of future cash flows.

Note 6 - Bank Indebtedness and Long-term Debt

Bank indebtedness and lines of credit

The Company has a line of credit of $671,000 (CAD$750,000) with a registered Canadian bank and an additional line of credit with an asset based lender of $1,342,000 (CAD$1,500,000), secured by the accounts receivable and inventory. According to the banking agreement the Company is required to maintain certain balance sheet ratios. At September 30, 2005 the Company was in breach of two of these covenants.Out of the Company’s ability to borrow totalling $2,013,000 (CAD$2,250,000) the company was drawn $1,979,665 (CAD$2,212,673) as of September 30, 2006. At September 30, 2006 the bank indebtedness consisted of:

Bank overdraft	$351,271
Bank line of credit	370,000
Asset based lender line of credit	1,258,394
$1,979,665

Long-term debt

September 30, 2006

Capital lease obligations	534,205
Less: current portion:	(160,826)
$373,379

Note 7 - Segmented Information

	9 Months September 30 2006	9 Months September 30 2005
Revenues
Retail - Sale of tangible products	$6,990,114	$5,229,102
Retail - Commission and residual revenue	2,513,330	2,260,913
Retail - Equipment rental	252,932	339,903
	9,756,375	7,829,918
Commercial - sale of tangible products	13,361,544	8,786,130
Commercial - Commission and residual revenue	458,247	484,870
	13,819,791	9,271,000
Consolidated revenues	$23,576,166	$17,100,918

Profit (loss)
Retail	$806,593	$907,929
Commercial	(170,737)	601,209
Unallocated amounts:
Corporate costs	(2,189,970)	(620,386)
Loss from discontinued operations	(619,279)	(169,000)
Consolidated income (loss)	$(2,278,334)	$719,752

Assets
Retail	$3,917,015	$2,682,446
Intangible assets and goodwill - retail	477,378	514,002
	4,394,393	3,196,448
Commercial	4,413,685	2,931,027
Intangible assets and goodwill - commercial	1,226,174	6,579,596
	5,429,327	9,510,623
Assets of discontinued operations held for sale	1,077,626	436,852
Unallocated corporate assets	1,374,774	741,557
Consolidated assets	$12,486,652	$13,885,480

Note 8 - Due from Related Parties

During the nine month period, the Company entered into transactions with related parties. The Company made sales and provided services to W3 Connex Inc., an entity with certain shareholders who are also officers of the Company. In addition, the Company provided services to Xpress Test Solutions Inc., an entity in which certain shareholders are also officers of the Company. The Company also acquired a loan provided to Xpress Test Solutions Inc. in the mmwave Technologies Inc. acquisition.

Transactions entered into during the nine month period ended and balances outstanding at September 30, 2006 and 2005 were as follows:

	Sales to related party	Services provided by related party	Services provided to related party	Amount due from related party		Amount due to related party
Midland International Corporation:
2006	$-	$-	$-		$-	$-
2005	-	-	180,000		364,843	-

W3 Connex Inc.:
2006	$77,797	$-	$61,976		$221,896	$-
2005	349,791	-	55,784		417,873	-

Xpress Test Solutions Inc.:
2006	$260	$-	$27,478		$115,692	$-
2005	8,638	-	24,471		190,640	-

Simmonds Mercantile and Management Inc.
2006	$-	$-	$-		$-	$-
2005	-	315,000	-		19,072	-

Other:
2006	$-	$-	$-		$16,334	$-
2005	-	-	-		60,816	-

Total:
2006	$78,057	$-	$89,454		$353,922	$-
2005	358,429	315,000	260,255		1,053,247	-

Less current portion:
2006				$	(324,994)	$-
2005					-	-

Long term:
2006					$28,928	$-
2005					1,053,247	-

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

Midland International Corporation

On December 31, 2005, Midland International Corporation provided the Company an 8% promissory note in the amount of $424,734, pursuant to which Midland agreed to repay the note over a one year period with an initial payment of $100,000 on March 15, 2006, followed by three payments of $108,244.66 on June 30, 2006, September 30, 2006 and December 31, 2006. Midland also agreed to enter into a General Security Agreement providing a first charge security position on all of the assets of Midland to the Company. According to the terms of the promissory note, the Company has the option, but not the obligation, to convert the outstanding principal and interest payment due on each of June 30, 2006, September 30, 2006 and December 31, 2006 into shares of Midland common stock at $0.035 per share. The note is currently in default because the March 15th, June 30th and September 30th payments were not received.

Substantial doubt exists regarding Midland’s ability to repay the promissory note, and therefore the Company has fully provided for a loss on the promissory note during the nine month period ended September 30, 2006. In the event that the Company recovers any amounts it will record a gain in the period such amount is received. For accounting purposes the Company has reflected the $300,000 portion of the promissory note that reflects unpaid management fees as a loss from operations and the $129,114 portion that reflects cash advances over and above management services provided as a loss on investment within Other Expenses.

W3 Connex, Inc.

The Company, through its Commercial operating segment, sells products and provides engineering services to W3 Connex, Inc. on normal trade terms. As at September 30, 2006, W3 Connex Inc. owed the Company $221,896.

Other

Occasionally related parties pay certain costs on behalf of the Company and conversely the Company on occasion pays costs of related parties. The Company also provides services to related parties. The amounts owed to and from related parties bear no interest, are unsecured and do not have specific repayment terms.

Note 9 - Due to Shareholders

Certain shareholders of mmwave provided loans to the company prior to the acquisition by Wireless Age. As a condition of closing the transaction Wireless Age and the shareholders agreed that 50% of such loans would be paid at closing and the remainder would be paid quarterly in arrears over a two year period. With mutual consent of the shareholders and the Company, the four most recent payments were not made.

The details of the due to shareholders are as follows:

Due to former shareholders of mmwave	$189,520
Current portion	(189,520)
Long-term portion	$-

Note 10 - Discontinued Operations

During the quarter ended September 30, 2006 the Company began a process of reviewing all non-profitable divisions, sub-categories, lines of business or segments for their long term viability. Through this process the Company came to the conclusion that the Wireless Works business unit (component of the Commercial operating segment) was non-strategic in the long run, difficult to fund and placed the unit for sale. As of September 30, 2006, the operating results of the Wireless Works business unit have been classified as discontinued operations. The comparative figures for 2005 have been reclassified also to reflect the same treatment. The operating results also include the severance provisions and costs of certain senior management employees terminated as a result of the disposal decision. In addition, certain components historically recorded as Wireless Works operations have been reclassified out of discontinued operations and into continuing operations. Management expects that other non-performing or marginal business operations will be disposed of, abandoned or wound down prior to December 31, 2006.

The summarized operating results for discontinued operations are as follows:

	3 mos ended Sep 30, 2006	3 mos ended Sep 30, 2005	9 mos ended Sep 30, 2006	9 mos ended Sep 30, 2005

Revenues	$126,360	$83,503	$363,413	$83,503
Net loss	$(344,483)	$(82,203)	$(619,279)	$(169,000)

Assets and liabilities of discontinued operations at September 30, 2006 are summarized as follows:

Assets:
Receivables	$109,182
Inventory	28,190
Future income tax benefit	390,000
Prepaids	5,126
Plant and equipment, net	545,128
Total assets	$1,077,626

Liabilities:
Bank overdraft	$17,148
Accounts payable	632,817
Deferred revenue	53,219
Long term debt	41,670
Total liabilities	$744,854

Cashflows of discontinued operations for the nine month period ended September 30, 2006 and 2005 were as follows:

	9 Months September 30 2006	9 Months September 30 2005

Net loss from discontinued operations	$(619,279)	$(169,000)

Net cash used in operating activities	(255,865)	(54,097)
Net cash used in investing activities	(279,616)	(165,917)
Net cash provided by (used in) financing activities	33,706	(8,410)

Net decrease in cash from discontinued operations	$(501,774)	$(228,425)

Note 11 - Pre-operating Costs

During the three month period ended September 30, 2006, the Company’s wholly owned subsidiary mmwave Technologies Inc. (an entity within the commercial operating segment) opened a new Vancouver regional operations centre to begin operations under a new contract in Western Canada. The Company incurred $190,299 in costs during the month of July and August that it has categorized separately in the statement of operations as pre-operating costs. These costs consist primarily of wages and benefits for a group of employees who spent the period planning, designing methods and readying the operation for the new contract. During the month of September work began under the project and the Company ceased recognizing costs as pre-operating.

Note 12 - Convertible Preferred Stock and Common Stock Warrants

On August 3, 2006, the Company entered into a Preferred Stock Purchase Agreement (PSPA) with Barron Partners LP (Barron), pursuant to which Barron was issued $1,000,000 of convertible preferred stock and warrants to purchase a total of 15,000,000 common shares.

The convertible preferred stock is 7,142,900 zero coupon perpetual preferred shares initially convertible into 7,142,900 common shares. The face of value of $1,000,000 is initially convertible into common stock at $0.14 per share. The warrants are classified as A warrants which provide the right to acquire 7,500,000 common shares at an initial exercise price of $0.25 per share and B warrants which provide the right to acquire 7,500,000 common shares at an initial exercise price of $0.50 per share. All warrants expire on August 3, 2011.

Under the terms of the PSPA the Company entered into a Registration Rights Agreement, pursuant which the Company is obligated to register all shares issuable upon the conversion of the preferred stock and the exercise of the warrants. In the event that the Company cannot cause to have an effective registration statement with the SEC within 150 days of closing the Company has agreed to issue 6,570 addition preferred shares per day up to a total of 3,333,333 preferred shares as liquidated damages.

Under the terms of the PSPA the conversion rate of the preferred stock and the exercise price of the warrants may be adjusted based on whether the Company meets certain operating performance criteria. The criteria are measured twice, first based on the operating results of fiscal 2006 and second based on the operating results of fiscal 2007. During fiscal 2006 the initial $0.14 per share conversion rate on the preferred stock, the initial $0.25 per share exercise price of the A warrants and the initial $0.50 per share exercise price of the B warrants, will be adjusted downward if the Company does not achieve $0.012 pre-tax earnings per share from continuing operations and excluding non-recurring items during fiscal 2006. The adjustment is limited to a maximum of 50%. The initial (or adjusted) conversion and exercise prices will again be subject to an adjustment if the Company does not achieve $0.069 pre-tax earnings per share from continuing operations and excluding non-recurring items during fiscal 2007. The adjustment is again limited to 50% based on the 2007 criteria.

In connection with the preferred stock the Company paid a $75,000 commitment fee to Barron, issued 357,143 common shares, valued at $50,000, to a shareholder of the Company, paid cash brokers fees totaling $18,000 to third parties, issued warrants to purchase 14,816 common shares at $0.14 per share, valued at $2,000 and incurred legal fees of $8,731. Net proceeds received were $846,269.

Management determined that the relative fair value of the warrants was $476,889 and the relative value of the preferred stock was $369,380. The fair value of the warrants was charged to additional paid in capital.

The Company recorded a dividend expense on issuance of preferred stock of $1,707,153 during the three month period ended September 30, 2006 representing the conversion feature of the preferred stock. This non-operating expense arises from Financial Accounting Standards Board, Emerging Issues Task Force abstracts 98-5 and 00-27 and represents a non-cash charge to income representing the intrinsic value of the beneficial conversion option inherent in the preferred shares.

Note 13 - Special Charges

During the nine month period ended September 30, 2006 the Company; 1) paid a special bonus consisting of a total of 2,000,000 common shares, valued at $210,000, to three officers of the Company, and 2) fully provided for a loss on a Midland International Corporation 8% promissory note (Note 8) due to substantial doubt existing on Midland’s ability to repay. A portion of the promissory note ($300,000) represented unpaid management fees and has been classified as a special charge and $129,114 of the promissory note that reflected cash advances over and above management services provided has been classified as a loss on investment within Other Expenses.

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

Overview

During the quarter ended September 30, 2006, the Company generated positive earnings from continuing operations before other expenses. Revenues were an all time high at approximately $8.9 million and management’s efforts to reduce costs, eliminate unprofitable business units and improve the financial position of the Company have begun to reflect in the financial results. High interest costs continue to be a deterrent to overall profitability and the new Vancouver regional operations centre has not achieved breakeven operating results. Neither of these factors are anticipated to continue into 2007. The Company also recorded a special one time $1,707,153 accounting charge classified as a dividend expense on issuance of preferred stock, representing the value of the beneficial conversion option associated with a recent financing, which resulted in the Company recording an overall loss of $1,468,410 during the current quarter.

During the quarter ended September 30, 2006 the Company formalized its plan to dispose of the Wireless Works business unit within the commercial operating segment. The Company has been unable to source the necessary equipment financing on commercially acceptable terms in order to further deploy customer premise equipment. Therefore breakeven operations have not been met and management is unwilling to commit significant further resources to the business unit and placed the unit up for sale. The operations of Wireless Works have been classified as discontinued operations. Continuing operating results include the retail operating segment operations and all other commercial segment operations other than Wireless Works.

Results of operations

For the three month period ended September 30, 2006 and 2005

Continuing Operations

The Company recorded an overall net loss of $1,468,410 during the three month period ended September 30, 2006 compared to net income of $271,431 in the comparative period a year ago. The loss from continuing operations was $1,123,927 in the current period compared to income of $353,634 during the three month period ended September 30, 2005. The loss is primarily attributable to a non-cash charge categorized as a dividend expense on issuance of preferred stock in the amount of $1,707,153 arising from the August preferred share and warrant financing, pre-operating costs of $190,299 associated with the new mmwave regional operations centre in Vancouver and continued high interest costs related to working capital lending facilities.

Continuing operations revenues for the consolidated entity including product sales, commissions, residual revenue and engineering services during the three month period ended September 30, 2006 were $8,906,723 compared to $6,743,505 during the third quarter of 2005, representing a 32% increase in sales over the comparative period in the prior year. Sales of the retail segment were $3,615,719, compared to $3,026,972 in 2005 and sales of the commercial segment were $5,291,004 compared to $3,716,533 in 2005.

Sales of the retail segment during the three month period ended September 30, 2006 and 2005 can be broken down into the following subcategories:

	2006	2005
Cellular hardware, radios and accessories	$2,549,661	$1,970,804
Commission and residual revenue	946,421	860,798
Equipment rental	119,637	195,370

	$3,615,719	$3,026,972

The sales of the retail segment for the three month period ended September 30, 2006 increased 19% over the same three month period of 2005. Sales of hardware increased 29% and commission and residual revenue grew 10%. Equipment rental revenue decreased by 39% due to a large rental transaction during the 2005 period associated with the Canada Summer Games in Regina, Saskatchewan which was not repeated in 2006. Handset sales are consistently driving the growth within the retail segment and are a direct result of new and improved handsets and accessories entering the market place, the segment’s ability to successfully sell existing clientele on new handset features and increasing penetration rates in the mobile telephone industry.

The revenues of the commercial segment represent the sale of wireless network hardware, two-way radios, prepaid cellular cards, accessories, engineering services and commissions earned from sale of hardware under supplier representation agreements. Sales of the commercial segment during the current quarter were $5,291,004 compared to $3,716,533 during the third quarter of fiscal 2005.

Sales of the commercial segment grew by 42%. Distribution of prepaid cards is up 93% year over year in the quarter and mmwave business unit growth has increased 33% since last year.

Sales of the commercial segment during the three month period ended September 30, 2006 and 2005 can be broken down into the following subcategories:

	2006	2005
Wireless products, air time fees and engineering services	$5,138,270	$3,523,930
Commission revenue	152,734	192,603

	$5,291,004	$3,716,533

Gross profit from continuing operations during the three month period ended September 30, 2006 was $2,584,669 up from $2,369,519 during the third quarter of fiscal 2005. Gross profit including commissions and residual revenue (which have no associated cost of sales) as a percentage of total sales was 29.0% during the three month period ended September 30, 2006, compared to 35.1% in the third quarter of fiscal 2005. Gross profit on product sales, excluding commission and residual revenue, as a percentage of product sales decreased from 23.1% during the three month period ended June 30, 2005 to 19.0% in the current quarter. Gross profit as a percentage of product sales decreased due to sales mix, i.e. incremental revenues were from lower margin business lines.

Selling and administrative expenses from continuing operations increased from $1,908,576 during the three month period ended September 30, 2005 to $2,240,329 during the three month period ended September 30, 2006 ($190,299 of selling and administrative expenses associated with the new Vancouver regional operations centre have been categorized as pre-operating costs separately, for a further explanation please refer to the narrative below). Selling and administrative expenses (excluding pre-operating costs as defined below) expressed as a percentage of total revenue decreased from 28.3% to 25.1% year over year.

Selling and administrative expenses (excluding pre-operating costs as defined below) during the three month period ended September 30, 2006 and 2005, included:

	2006	2005
General and administrative costs	549,939	442,202
Professional and consulting fees	169,063	195,797
Rent and occupancy costs	224,924	186,580
Wage and benefit costs	1,296,309	1,083,997

	$2,240,325	$1,908,576

Professional and consulting fees were $169,063 during the three month period ended September 30, 2006 compared to $195,797 during the three month period ended September 30, 2005. Professional and consulting fees include expenses for accounting and legal, directors’ fees and other consultants.

General and administrative expenses totaled $549,939 for the three month period ended September 30, 2006 compared to $442,202 for the comparable period ended September 30, 2005. The increase is the result of incremental operating costs associated with the dispersed nature of the Company’s business operations.

Rent and occupancy costs were $224,924 during the three month period ended September 30, 2006 compared to $186,580 in the comparative period in the prior year. In November 2005 the Company consolidated its operations by leasing a single larger head office and warehouse facility in Mississauga.

Wages and benefits have increased from $1,083,997 for the three month period ended September 30, 2005 to $1,296,309 for the third quarter of 2006. This is a result of increased levels of management and employees due to the increased business activity.

The Company incurred $190,299 in pre-operating costs in July and August 2006, prior to recognizing any revenue from the new commercial segment Vancouver regional operations centre. The costs consisted primarily of salaries and benefits associated with planning and designing business processes in order to begin operations under a new contract in Western Canada.

Amortization expense during the three month period ended September 30, 2006 was $124,667 compared to $85,303 during the comparative period in the prior year. Amortization expense in the current quarter represents the continued amortization of the Company’s capital and other assets and the amortization of the intangible assets of $24,184.

Interest expense increased from $1,171 during the three month period ended September 30, 2005 to $132,200 during the current quarter. The increase is a result of new borrowings under a $1,342,000 (CAD$1,500,000) facility with an asset based lender. The Company is in the process of attempting to reduce interest costs by consolidating the lending facilities and anticipates lower rates in the future.

The Company recorded a dividend expense on issuance of preferred stock of $1,707,153 during the three month period ended September 30, 2006 representing the conversion feature of the preferred stock. This non-operating expense arises from Financial Accounting Standards Board, Emerging Issues Task Force abstracts 98-5 and 00-27 and represents a non-cash charge to income representing the intrinsic value of the beneficial conversion option inherent in the August preferred share and warrant financing.

During the quarter ended September 30, 2006 the Company incurred a foreign exchange loss of $13,948 arising from translation of Canadian dollar denominated assets and liabilities translated into the reporting currency. The Company experienced a foreign exchange gain of $14,275 in the comparative period in 2005.

Basic (loss) per share for the three month period ended September 30, 2006 was $(0.048) and basic and fully diluted earnings per share during the three month period ended September 30, 2005 was $0.009.

Discontinued Operations

Revenues of discontinued operations for the three month period ended September 30, 2006 were $126,360 compared to $83,503 during the comparative period on the prior year. Selling and administrative expenses (including one-time special charges) were $477,200 in the current quarter and $106,552 during the three month period ended September 30, 2005. The loss from discontinued operations was $344,483 during the quarter ended September 30, 2006 and $82,203 in the prior year.

For the nine month period ended September 30, 2006 and 2005

Continuing Operations

The Company recorded an overall net loss of $2,278,334 during the nine month period ended September 30, 2006 compared to net income of $719,752 in the comparative period a year ago. The loss from continuing operations was $1,659,055 in the current period and $888,752 of income during the nine month period ended September 30, 2005. The loss is primarily attributable to a non-cash charge categorized as a dividend expense on issuance of preferred stock in the amount of $1,707,153 arising from the August preferred share and warrant financing, special charges totaling $510,000, pre-operating costs of $190,299 associated with the new mmwave regional operations centre in Vancouver and continued high interest costs related to working capital lending facilities.

Continuing operations revenues for the consolidated entity including product sales, commissions, residual revenue and engineering services during the nine month period ended September 30, 2006 were $23,576,166 compared to $17,100,918 during the first three quarters of 2005, representing a 38% increase in sales over the previous year. Sales of the retail segment were $9,756,375, compared to $7,829,918 in 2005 and sales of the commercial segment were $13,819,791compared to $9,271,000 in 2005.

Sales of the retail segment during the nine month period ended September 30, 2006 and 2005 can be broken down into the following subcategories:

	2006	2005
Cellular hardware, radios and accessories	$6,990,113	$5,229,102
Commission and residual revenue	2,513,330	2,260,913
Equipment rental	252,932	339,903

	$9,756,375	$7,829,918

The sales of the retail segment for the nine month period ended September 30, 2006 increased 25% over the same nine month period of 2005. Sales of hardware increased 34% and commission and residual revenue grew 11%. Equipment rental revenue decreased by 26% due to a large rental transaction during the 2005 period associated with the Canada Summer Games in Regina, Saskatchewan which was not repeated in 2006. Handset sales are consistently driving the growth within the retail segment and are a direct result of new and improved handsets and accessories entering the market place, the segment’s ability to successfully sell existing clientele on new handset features and increasing penetration rates in the mobile telephone industry.

The revenues of the commercial segment represent the sale of wireless network hardware, two-way radios, prepaid cellular cards, accessories, engineering services and commissions earned from sale of hardware under supplier rep agreements. Sales of the commercial segment during the current period were $13,819,791 compared to $9,271,000 during the nine month period ended September 30, 2005.

Sales of the commercial segment grew by 49%. Distribution of prepaid cards is up 75% year over year during the current period and mmwave business unit growth has increased 54% since last year.

Sales of the commercial segment during the nine month period ended September 30, 2006 and 2005 can be broken down into the following subcategories:

	2006	2005
Wireless products, air time fees and engineering services	$13,361,544	$8,786,130
Commission revenue	458,247	484,870

	$13,819,791	$9,271,000

Gross profit from continuing operations during the nine month period ended September 30, 2006 was $6,955,144 up from $6,030,371 during fiscal 2005. Gross profit including commissions and residual revenue (which have no associated cost of sales) as a percentage of total sales was 29.5% during the nine month period ended September 30, 2006, compared to 35.2% in fiscal 2005. Gross profit on product sales, excluding commission and residual revenue, as a percentage of product sales decreased from 22.9% during the nine month period ended June 30, 2005 to 19.3% in the current period. Gross profit as a percentage of product sales decreased due to sales mix, i.e. incremental revenues were from lower margin business lines.

Selling and administrative expenses from continuing operations increased from $4,847,585 during the nine month period ended September 30, 2005 to $6,340,045 during the nine month period ended September 30, 2006 ($190,299 of selling and administrative expenses associated with the new Vancouver regional operations centre and $510,000 of one time charges have been categorized as pre-operating costs and special charges, respectively and separately, for a further explanation please refer to the narrative below). Selling and administrative expenses (excluding pre-operating costs and special charges as defined below) expressed as a percentage of total revenue decreased from 28.3% to 26.9% year over year.

Selling and administrative expenses (excluding pre-operating costs and special charges) during the nine month period ended September 30, 2006 and 2005, included:

	2006	2005
General and administrative costs	1,580,522	1,116,378
Professional and consulting fees	496,455	472,217
Rent and occupancy costs	598,936	528,528
Wage and benefit costs	3,664,132	2,730,462

	$6,340,045	$4,847,585

Professional and consulting fees were $496,455 during the nine month period ended September 30, 2006 compared to $472,217 during the nine month period ended September 30, 2005. Professional and consulting fees include expenses for accounting and legal, directors’ fees and other consultants.

General and administrative expenses totaled $1,580,522 for the nine month period ended September 30, 2006 compared to $1,116,378 for the comparable period ended September 30, 2005. The increase is the result of incremental operating costs associated with the dispersed nature of the Company’s business operations.

Rent and occupancy costs were $598,936 during the nine month period ended September 30, 2006 compared to $528,528 in the comparative period in the prior year. In November 2005 the Company consolidated its operations by leasing a single larger head office and warehouse facility in Mississauga.

Wages and benefits have increased from $2,730,462 for the nine month period ended September 30, 2005 to $3,664,132 for 2006. This is a result of increased levels of management and employees due to the increased business activity.

The Company incurred $190,299 in pre-operating costs in July and August 2006, prior to recognizing any revenue from the new commercial segment Vancouver regional operations centre. The costs consisted primarily of salaries and benefits associated with planning and designing business processes in order to begin operations under a new contract in Western Canada.

The Company categorized $510,000 as special charges during the nine month period ended September 30, 2006, representing a loss from uncollected management fees charged to Midland International Corporation of $300,000 and the non-cash cost of issuing 2,000,000 shares of the Company’s common stock, valued at $210,000, as a special one time bonus to officers of the Company.

Amortization expense during the nine month period ended September 30, 2006 was $298,556 compared to $209,965 during the comparative period in the prior year. Amortization expense in the current quarter represents the continued amortization of the Company’s capital and other assets and the amortization of the intangible assets of $24,184.

Interest expense increased from $8,747 during the nine month period ended September 30, 2005 to $364,465 during the current period. The increase is a result of new borrowings under a $1,342,000 (CAD$1,500,000) facility with an asset based lender. The Company is in the process of attempting to reduce interest costs by consolidating the lending facilities and anticipates lower rates in the future.

The Company recorded a dividend expense on issuance of preferred stock of $1,707,153 during the nine month period ended September 30, 2006 representing the conversion feature of the preferred stock. This non-operating expense arises from Financial Accounting Standards Board, Emerging Issues Task Force abstracts 98-5 and 00-27 and represents a non-cash charge to income representing the intrinsic value of the beneficial conversion option inherent in the August preferred share and warrant financing.

During the nine month period ended September 30, 2006 the Company incurred a foreign exchange loss of $4,060 arising from translation of Canadian dollar denominated assets and liabilities translated into the reporting currency compared to $2,394 in the comparative period in 2005.

During the nine month period ended September 30, 2006 the Company fully provided for a loss on a Midland International Corporation 8% promissory note due to substantial doubt existing on Midland’s ability to repay. For accounting purposes the Company has reflected the $300,000 portion of the promissory note that reflects unpaid management fees as a special charge to operations and the $129,114 portion that reflects cash advances over and above management services provided as a loss on investment within Other Expenses. The Company also recorded its share of Midland losses ($12,507) during the nine month period ended September 30, 2006 and $108,781 during the nine month period ended September 30, 2005.

Basic (loss) per share for the nine month period ended September 30, 2006 was $(0.077) and basic and fully diluted earnings per share during the nine month period ended September 30, 2005 was $0.026.

Discontinued Operations

Revenues of discontinued operations for the nine month period ended September 30, 2006 were $363,413 compared to $83,503 during the comparative period on the prior year. Selling and administrative expenses (including one-time special charges) were $775,279 in the current period and $193,349 during the nine month period ended September 30, 2005. The loss from discontinued operations was $619,279 during the nine month period ended September 30, 2006 and $169,000 in the prior year.

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

Inventory currently represents approximately 20% of total current assets and is subject to risk of inexact estimates by management.

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

Financial Condition

Since year end total assets have increased by $2,414,260 to $12,486,652 at September 30, 2006. Current assets have increased by $1,754,299 and non current assets have increased by $657,961.

Current assets increased during the current year by $1,754,299 to $8,824,588 at September 30, 2006. Accounts receivable and inventory have increased by $612,382 and $335,758, respectively. The increase is reflective of the higher operating levels the Company is beginning to achieve. The Company’s cash balances have declined by $322,435 since year end primarily due to investment in working capital.

Net Property, plant and equipment assets have increased since year end by approximately $186,306 to $1,365,086 at September 30, 2006. The net increase is due to capital improvements in the retail segment and capital additions for the Vancouver regional operations centre within the commercial operating segment.

Since December 31, 2005 due from related party amounts have decreased by $420,092 to $353,922 at June 30, 2006. The decrease is primarily loss on the Midland 8% promissory note and normal repayment terms under other related party receivables.

Since year end long term investment have decreased by $12,507 to $20,000 due to the loss recorded for the Company’s portion of the loss of an equity accounted investment.

Intangible assets increased by $68,309 due to acquisition of additional retail business operations and decreased by $71,583 representing normal amortization of certain intangibles.

Goodwill did not change during the period.

Total liabilities have increased since December 31, 2005 by $1,876,316 to $8,963,324 at September 30, 2006. Almost all of the increase is attributable to an increase in current liabilities.

Current liabilities increased by $1,583,298 to $8,522,069 during the current period. Accounts payable decreased by $925,098, bank indebtedness increased by $1,634,981 (primarily as a result of a new $1,342,000 lending facility, see Note 6), and the current portion of shareholder loans acquired in the mmwave acquisition totaled $189,520. Current portion of deferred revenues and customer deposits totaled $195,186, and the current portion of long-term debt was $160,826 at September 30, 2006. All of the increases reflect the higher operating level the Company has attained through recent acquisitions.

The long-term portion of deferred revenues and customer deposits was $49,593 and the long-term portion of the long-term debt totaled $373,379 at September 30, 2006. Minority interest, which represents the amount of net assets owed to the parties holding the remaining 0.3% of Wireless Age Communications Ltd., remained at $1,283 at September 30, 2006.

On August 3, 2006 the Company issued 7,142,900 preferred shares (initially convertible into 7,142,900 common shares) and warrants to purchase 7,500,000 common shares initially exercisable at $0.25 per share and 7,500,000 common shares initially exercisable at $0.50 per share, in exchange for a purchase price of $1,000,000. In order to complete the transaction the Company paid; 1) a commitment to the investor of $75,000 in cash, 2) broker’s fees to third parties totaling $70,000 (357,143 common shares valued at $50,000, $18,000 in cash and warrants to purchase 14,826 common shares at $0.14 per share, such warrant valued at $2,000), and 3) $8,731 of legal fees associated with the transaction. Net proceeds received by the Company were $846,269. The Company determined that the relative value of the preferred shares was $369,380 and the value assigned to the warrants was 476,889. The value assigned to the warrants was charged to additional paid in capital. As part of the transaction the Company calculated the intrinsic value of the beneficial conversion option (the right to convert the preferred stock into common stock at a rate less than the current market share price at commitment date) of $1,707,153 and charged that amount to income as a dividend expense associated with the issuance of the preferred stock and adjusted additional paid in capital by the same amount.

Stockholders’ equity has increased since year end by $537,944 to $3,523,328 at September 30, 2006. The increase is the result of:

1.	An increase in common stock and additional paid in capital arising from a small retail acquisition (49,729 common shares valued of $14,555).

2.	An increase in common stock and additional paid in capital of $210,000, representing a special one time 2,000,000 share bonus earned during the period.

3.	An increase in preferred stock and additional paid in capital, representing the net proceeds of $846,229 associated with the issuance of preferred stock and warrants, as described above,

4.	An increase in additional paid in capital associated with the intrinsic value of the beneficial conversion option, as described above,

5.	An increase in common stock and additional paid in capital representing the issuance of 357,143 common shares issued as broker’s fees, valued at $50,000,

6.	Foreign exchange loss of $11,699 recorded within accumulated other comprehensive income, and

7.	An increase in accumulated deficit representing the $2,278,334 year to date loss.

Assets of discontinued operations consisted of $1,077,626 approximately one-half of which are plant and equipment. Liabilities of discontinued operations consisted of $744,854 as at September 30, 2006 and consisted primarily of accounts payable and long term debt.

Liquidity and Capital Resources

As at September 30, 2006, the Company had current assets of $9,369,716 and current liabilities of $8,522,069, indicating working capital of $847,647 compared to a working capital surplus of approximately $132,000 at the beginning of the year. The Company’s working capital ratio increased from 1.02 at the beginning of the year to 1.10 at September 30, 2006. The increase in working capital is the result of the preferred share and common stock warrant financing completed on August 3, 2006.

Cash used by continuing operating activities amounted to $1,988,842 during the nine month period ended September 30, 2006, primarily as a result of the net loss adjusted for non cash items and various changes in operating assets and liabilities. Cash used in continuing investing activities during the period amounted to $377,040, primarily consisting of cash used to acquire intangible and capital assets. Cash provided by financing activities during the year amounted to $2,545,222 and represented by increases in preferred stock and warrants and in bank indebtedness. The cumulative affect of all these changes resulted in a net increase in cash of $179,339 from continuing operations. Net cash used in discontinued operations totaled $501,774.

Management believes that additional funding will be required for working capital purposes and acquisitions. The Company plans to raise the necessary capital in an appropriate mixture of short term and long term debt secured primarily on the liquid assets of the Company and its newly acquired businesses. Management is also hopeful that the warrants issued in the August 3, 2006 financing will begin to be exercised during the fourth quarter of fiscal 2006. There can be no assurance that we will be able to raise this funding when needed nor can we assure the exercise of the outstanding warrants.

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

PART II. Other Information

Item 1. Legal Proceedings.

Not applicable

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On August 3, 2006, the Company issued 7,142,900 convertible preferred shares initially convertible into 7,142,900 common shares to Barron Partners LP. The Company also issued 357,143 shares of its common stock, also on August 3, 2006, Max Communications Inc. as a broker’s fee. The Company entered into the aforementioned transaction in reliance upon the exemption from securities registration afforded by Section 4(2) of the U.S. Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder, including Regulation S.

Item 3. Defaults Upon Senior Securities.

As at September 30, 2006 mmwave Technologies Inc., a wholly owned subsidiary of the Company, was in breach of a financial ratio covenant (liabilities to tangible net worth in excess of 2.5 to 1) with its senior working capital lender. The breach is continuing subsequent to September 30, 2006.

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

WIRELESS AGE COMMUNICATIONS, INC.

November 14, 2006	By:	/s/ Bradley J. Poulos
Name: Bradley J. Poulos
Title: Principal Executive Officer

By:	/s/ Gary N. Hokkanen
Name: Gary N. Hokkanen
Title: Principal Financial Officer and Principal Accounting Officer