Form 10KSB
period 2006-12-31
WIRELESS AGE COMMUNICATIONS INC
filed 2007-04-02
CIK 1130131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission File No. 001-31338

Wireless Age Communications, Inc.
(Name of Small Business Issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0336674 (I.R.S. Employer Identification No.)

1408 Broad Street Regina, Saskatchewan, Canada, S4R 1Y8 (Address of Principal Executive Offices)	306-535-7444 (Issuer’s Telephone No., including area code)
6200 Tomken Road, Unit A Mississauga, Ontario, Canada, L5T 1X7 (Former address of Principal Executive Offices)	905-696-2850 (Issuer’s Former Telephone No., including area code)
Securities registered pursuant to Section 12(b) of the Act:	None
Securities registered pursuant to Section 12(g) of the Act:	Common Stock, par value $0.001

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act ☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The issuer’s revenues for the fiscal year ended December 31, 2006 were $33,592,847.

Based on the closing price on March 20, 2007 of $0.08 per share of common stock, as reported by the NASD’s OTC Bulletin Board, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $2,035,207. For the purposes of this response, directors, officers and holders of 5% or more of the issuer’s Common Stock are considered the affiliates of the issuer at such date.

As of March 20, 2007, the number of shares outstanding of the registrant’s Common Stock was 29,527,918 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated by reference into Part III of the Annual Report on Form 10-KSB: Definitive Proxy Statement for the issuer’s 2007 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A within 120 days of the issuer’s fiscal year.

Transitional Small Business Disclosure Format (check one): Yes  ☐    No  ☒

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

During fiscal 2006, the Company’s business operations primarily focused on provision of wireless telecommunications systems products and service solutions to carriers, wholesalers, distributors, retailers and end-users in Western Canada. Current products and services include mobile and fixed voice and data communication services, phone and data devices and accessories, land mobile, microwave and PCS/Cellular radio equipment, components and test equipment used by operators and manufacturers of wireless equipment, and power and battery supplies.

Wireless Age operates nine retail stores, has sales offices in twelve locations across Canada, and three warehouses, along with a service department. The Company has significant business relationships with every major wireless, wireline and satellite telecommunication carrier in Canada. The Company’s presence in the cellular, land mobile radio, satellite, and fixed wireless markets allow it to bundle a full spectrum of products at the carrier, distributor, wholesaler and retail level across Canada.

During fiscal 2006 Wireless Age conducted its business through the following subsidiaries:

•	Wireless Age Communications Ltd. (99.7% owned) is in the business of operating nine retail cellular and telecommunications stores located in Western Canada.

•	Wireless Source Distribution Ltd. distributes prepaid cellular phone cards in Saskatchewan and various cellular and land mobile radio accessories in Western Canada.

•
mmwave Technologies Inc. (“mmwave”) is a distributor, systems integrator and representative of wireless, microwave and fibre optic components, test systems and subsystems. It also provides a range of technical solutions to the Canadian markets primarily in the manufacturing and service provider segments of the communications industry. Subsequent to the period covered by this report the Company restructured mmwave and has discontinued substantially all of the operations of mmwave.

•
Knowlton Pass Electronics Inc. (“Knowlton Pass”) is a wireless network operator providing wireless connectivity solutions to commercial and municipal customers. During the period covered by this report the Company classified Knowlton Pas as discontinued operations and subsequent to the date of this report the Company sold Knowlton Pass.

•
Prime Wireless Corporation is the Exclusive Representative of Vertex Standard U.S.A. Inc. in Canada. Vertex Standard manufactures land mobile radio products and accessories. Prime Wireless Corporation earns sales commissions from direct shipment from Vertex Standard in the United States of America to Canadian wholesale and retail distributors.

•	Our subsidiaries Marlon Distributors Ltd., Prime Battery Products Limited, DB Sim Holdings Ltd. and 1588102 Ontario Inc. are inactive and have no revenues or expenses.

Changes to Operations Subsequent to Year End

Subsequent to year end, due to continued deterioration of the financial operating results of the Company’s wholly owned subsidiary mmwave, management began a restructuring of the business unit. Substantially all of mmwave’s employees were terminated effective February 1, 2007 and several office locations were closed.

During the year ended December 31, 2006 the Company came to the conclusion that the Knowlton Pass business unit was non-strategic in the long run, difficult to fund and placed the unit for sale. As of December 31, 2006, the operating results of Knowlton Pass have been classified as discontinued operations.

Acquisitions

Wireless Age Communications Ltd. was acquired on October 8, 2002, Wireless Source Distribution Ltd. on September 19, 2003, and Marlon Distributors Ltd. on July 30, 2004. We acquired mmwave Technologies Inc. on March 4, 2005 and Knowlton Pass Electronics Inc. on July 31, 2005.

Employees

At the end of 2006, the Company employed approximately 170 full and part-time employees. Subsequent to year end approximately 89 employees were terminated as a result of the restructuring efforts within mmwave. There are no collective bargaining agreements covering any of the employees and the Company has not experienced a strike or work stoppage.

The Wireless Industry

The wireless industry is characterized by changing technology and the rapid widespread adoption of such technology. From being a luxury utilized by only a small percentage of the population one generation ago, mobile wireless technologies have now come to be widespread in Canada and the United States, as well as elsewhere. This expansion in the numbers of users has advanced alongside radical improvements in the quality of wireless products available, and a remarkable drop in their cost. Recently though, the exponential growth of the industry in North America has begun to slow. This trend is widely seen as continuing throughout the decade. The Company's industry expectations are that the growth rate in the mobile wireless subscriber market will fall.

With the relatively recently achieved popularity of mobile wireless technology, public awareness of the actual or perceived draw-backs of wireless technology has increased. The news media has reported incidents of automobile accidents allegedly caused by the use of mobile telephone while driving. Radio frequency emissions from wireless devices have linked to various health concerns, including cancer, and it has been reported that they may interfere with various electronic medical devices, including hearing aids and pacemakers.

Furthermore, the wireless industry and the public use of its goods and services is subject to national and either state or provincial regulations in the United States and Canada. It is difficult to predict the direction new regulation of the industry may take in the future.

Land Mobile Radio Industry

Land Mobile Radio ("LMR") two-way radio communications consist of a broad array of users:

•	Public Safety: police, fire, and emergency medical personnel;

•	Businesses: hotels, airports, farms, car services, construction firms; and

•	Government Agencies.

LMR systems are typically configured for hand-held use and/or vehicular mobile use. LMR systems are generally designed to meet an organization's specific communication requirements. The cost of a system varies widely. Typically, there are no recurring airtime usage charges as is typically the case with wireless telephone subscription communications. Accordingly, LMR users often factor airtime cost considerations into determinations whether to purchase an LMR system or rely on commercially available wireless communications systems.

LMR systems are among the oldest and continuously widely used form of wireless dispatch communications. Advances in technology in recent years have generally decreased the cost of LMR products and increased its usage base.

In recent years LMR has been characterized by relatively slow growth. This growth rate is a reflection of several factors:

LMR is generally considered a mature industry;

•	some LMR users are in mature industry segments that are themselves experiencing slow growth rates; and

•
growth has been impaired by the lack of available radio spectrum, which has prevented existing users from expanding their systems and hampered efforts of many potential new users from obtaining licenses for new systems.

As a result of the lack of available spectrum, the Federal Communications Commission (“FCC”) has mandated that new LMR equipment in the United States utilize technology that is more spectrum-efficient. This effectively requires LMR users to migrate to digital systems. Although the FCC does not require public safety agencies to purchase supplier specific equipment, compliance with the standard is increasingly becoming a key consideration for government and public safety purchasers.

Several LMR manufacturers have recommended a specified industry standard for digital LMR devices that would meet the FCC requirements and provide solutions to several problems experienced primarily by public safety users. The primary objectives of the standard are to i) allow effective and reliable communication among users of compliant equipment, regardless of its manufacturer, ii) maximize radio spectrum efficiency, and iii) promote competition among LMR providers through an open system architecture.

Although the FCC does not require public safety agencies to purchase the proposed standard compliant equipment or otherwise adopt the standard, compliance with the standard is increasingly becoming the key consideration for government and public safety purchasers. The open architecture of the proposed standard may eliminate the ability of one or more major companies to lock out competitors. Previously, because of proprietary aspects of conventional analog LMR systems, customers were effectively precluded from purchasing competing LMR products.

Competition

The markets for distributing wireless phones and accessories and for integrated supply chain and logistics services are intensely competitive. The Company competes, and expects to continue to compete, for sales of wireless phones, accessories and data equipment with several wireless communications device distributors and manufacturers. The Company competes principally on the bases of inventory availability, delivery time, trade credit terms and service. The Company also competes principally on the bases of service quality and price for supply availability. Competitors are primarily retail purchasers. Direct competitors include:

•
In Saskatchewan: (1) all wireless retailer that are channel partners of other carriers such as AT&T Wireless and Telus Mobility, (2) Jump.ca and Prairie Mobility who sell products from the same carrier as us, and (3) SaskTel Corporate who sell directly to large customers.

•	In Manitoba: (1) IDC Communications, (2) Elite Communications, (3) Advance Electronics, (4) 4L Communications, and (5) MTS Corporate, who sells directly to large customers.

In the future, the Company may increasingly compete with wireless communications device manufacturers that decide to provide their products directly to wireless network operators. Also, new competitors may enter the industry. The products that the Company distributes could have reduced consumer demand if companies that compete with our suppliers manufacture products that are, because of more favorable pricing or other reasons, more desired by consumers. Many of the current competitors have, and many future competitors will likely have, more name recognition and greater financial and other resources than us. The Company’s ability to successfully compete will largely depend on the ability to continually anticipate and respond to competitive factors affecting the industry, including changing outsourcing requirements, new products, changes in consumer preferences, demographic trends, international, regional and local economic and financial conditions and our competitors' discount pricing and promotional programs. As the wireless communications markets continue to mature, and as the Company seeks to enter into additional markets and offer new products, we expect that the competition that the Company faces will intensify. Management believes that our various competitive strengths, principally including the local presence throughout Western Canada, our developed market expertise, will enable the Company to compete successfully in the markets in which it operates, as well as to expand the business into new geographic and product areas.

Financial information segments

During 2006, the Company operated two reportable segments: Retail and Commercial. The Retail segment is comprised of the operations of Wireless Age Communications Ltd. The Commercial segment is comprised of the operations of Prime Wireless Corporation, Prime Battery Products Limited, Wireless Source Distribution Ltd., Marlon Distributors Ltd., mmwave Technologies Inc. and Knowlton Pass Electronics Inc.

Retail Segment

The Company operates nine retail stores and business communications service centers under the name “The Wireless Age” in Western Canada. This business unit generates revenues from the sale of cellular phones and accessories, wireless handheld devices such as the Blackberry, satellite phones and two-way radios and other wireless devices and pre-paid cards. The operation receives activation fees and a residual percentage of the cellular bills of the subscribers it activates and has under management. The Wireless Age also generates commission based revenue from its telephone company partners for activating and signing up subscribers for other services including high speed internet, digital television and landline based telephone, and security services.

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

Commercial Segment

Wireless Source, part of the Company’s Commercial business segment distributes prepaid phone cards, wireless accessories, wireless infrastructure products for PCS networks, land mobile radios, batteries and ancillary electronics products throughout Canada. It has sales personnel across the country and warehouse facilities in Toronto and Regina.

Wireless Source also generates revenue from its exclusive representation agreement for Canada with Vertex-Standard™ Inc., a company operating in the Land Mobile Radio (LMR) business worldwide. This unit serves two distinct dealer communities: PCS dealers (mobile phone stores) and Land Mobile Radio (LMR) dealers (two-way radio shops).

mmwave, a subset of the Commercial business segment, builds PCS, broadband wireless and other communications networks for a variety of public sector and wireless operator customers. The company also distributes a few highly technical products on an exclusive basis to the same set of customers. Subsequent to the period covered by this report the Company restructured mmwave and has discontinued substantially all of the operations of mmwave.

The key customers of this group are the wireless carriers, Competitive Local Exchange Carriers, utilities, government, local health networks and Wireless ISP’s (WISP’s). This unit is strategic as it keeps the company up to date on the technical evolution of wireless networks, and provides the key vendor relationships for the solutions provided both by it and the networks division. Management feels it is important to have the technical resources on staff to enable the company to achieve official important reseller status with the key vendors in order to convey technical expertise, achieve higher margins and secure partnership on large opportunities. In many cases without certified or official partner status it is impossible to win large enterprise and government contracts. As one of the earliest members of the WiMAX forum from Canada, mmwave has carved out a favourable reputation in the area of broadband wireless data.

Wireless Works, another subset of the Commercial segment, represents the opportunity for the company to advance its recurring revenue or service revenues. This unit currently operates broadband public access and private networks carrying two-way voice traffic and broadband data traffic throughout the Niagara region. It generates revenues from the sale and rental of two-way radio devices as well as network capacity. During fiscal 2006, the Company placed the business unit for sale and disposed of it subsequent to year end.

Customers

During fiscal 2006 the Company had in excess of 44,000 retail customers. The Company does not have a significant concentration of sales with any individual customer and, therefore, the loss of one of these customers would not have a material impact on the Retail business. However, the activation commissions and residuals revenue earned from two major telephone carriers made up 25% of the retail segment sales. If either of these agreements were terminated it may have a significant effect on the retail business. For the wholesale segment no single customer made up more then 10% or more of the wholesale sales and therefore the loss of any one customer would not have a significant effect on the wholesale business.

Research and development

The Company did not engage in any material research and development activities during the past two years.

Environmental matters

The Company is not aware of any federal, state or local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, that will materially effect out net earnings or competitive position, or result in material capital expenditures. However, we cannot predict with certainty the potential effect on our operations of possible future environmental legislation or regulations. During 2006, there were no material capital expenditures for environmental control facilities and no such material expenditures are anticipated.

Suppliers

The Company depends on a broad selection of high quality, brand-name products to offer its customers. In turn the success of the Company is dependant on satisfactory and stable supplier relationships. The Company enters into supply and/or distribution agreements with its major suppliers. The loss of or disruption in supply from any one of these major suppliers could have a material adverse effect on our revenue and earnings. The Company has not experienced any significant difficulty in maintaining satisfactory sources of supply, except in the case of the mmwave business unit. Within the mmwave business unit, due to severe financial working capital shortages, substantially all suppliers have withheld further shipments pending the outcome of management’s restructuring efforts.

Intellectual Property

The Company believes that it owns intellectual property including the trade names The Wireless Age, mmwave, AC Simmonds & Sons and iMobile in addition to several supplier agreements and distribution agreements. The Company believes that the intellectual property is an important asset and the Company is not aware of any facts that could negatively impact our continuing use of any of our intellectual property. In accordance with the accounting principles generally accepted in the United States (GAAP), our balance sheets only include the cost of acquired intellectual property.

TCE Capital Corporation Financing

On January 17, 2006, the Company entered into a CAD$1,500,000 (approximately US$1,287,000) financing arrangement with TCE Capital Corporation (“TCE”) through its majority owned subsidiary WACL and its wholly owned subsidiary Wireless Source.

The financing arrangement provides up to CAD$1,500,000 of incremental financing to the Company through discounting of receivables and funding secured by inventory of WACL and Wireless Source. Pursuant to the terms of the financing arrangement WACL and Wireless Source will discount receivables under the facility at CAD$0.67 (approximately US$0.575) per day per $1,000 and will pay 24% per annum interest on amounts drawn under the inventory loan. Both the loans are guaranteed by Wireless Age Communications, Inc. (the parent). Pursuant to the terms of the financing arrangement WACL and Wireless Source entered into a General Security Agreement and other customary documentation for a financing facility of this kind.

Proceeds received under the TCE financing arrangement have been primarily used to reduce accounts payable within WACL, Wireless Source and mmwave.

Retail Acquisition - Wireless Odyssey Limited

On March 31, 2006, the Company closed the acquisition of certain assets of Wireless Odyssey Limited including residuals, commissions and customer database. The transaction represented the purchase of approximately 1,500 active cellular customers, in the province of Manitoba. The Company paid CAD$80,000 (approximately US$68,646), CAD$60,000 (approximately US$51,484) in cash and 49,729 restricted shares of the Company’s common stock. In addition, the Company hired Mr. Gordon Ingram as a corporate sales representative. The assets acquired were integrated into the Retail operating segment.

2006 Director Transitions

On April 17, 2006, John G. Simmonds and Kenneth J. Adelberg voluntarily resigned as directors. Mr. Simmonds served as Chairman of the Board from March 13, 2003 and served as CEO from March 13, 2003 to September 12, 2005. Mr. Adelberg served as a director since 2003 and was as an audit and compensation committee member. With these resignations the remaining members of the board of directors for 2006 were: Bradley J. Poulos, Brian Usher-Jones and Stephen Dulmage. On April 17, 2006, Mr. Poulos was elected Chairman of the Board.

On August 24, 2006, the Board of Directors appointed two new members to the Board, Mr. David Valliere and Mr. Glenn Poulos. Mr. Valliere was considered an independent director. Mr. Glenn Poulos at the time was President of the Company’s wholly owned subsidiary, mmwave Technologies Inc.

Telecommunications Manufacturer Agreement

On June 27, 2006 the Company through its wholly owned subsidiary, mmwave Technologies Inc., entered into an agreement with Nokia Products Ltd. (“Nokia”) a major global telecommunications manufacturer for the provision of engineering, project management and installation services in North America. The Agreement is a three year sub-contract, related to the upgrading of telecommunications infrastructure. The total value of the agreement is uncertain, due to mmwave having to perform to certain on-time delivery and quality standards. Concurrent with entering into this agreement in 2006 the Company opened a third regional operations centre in Vancouver, British Columbia. Subsequent to the period covered by this report, on March 15, 2007 mmwave was served with a notice of breach of its agreement with Nokia. Pursuant to the Notice, mmwave was given 30 days to cure the breach otherwise Nokia intended to terminate the agreement. Additionally, Nokia invoked the parent guarantee of the Company and informed the Company that they will look to Wireless Age to perform all contractual obligations not met by mmwave. In the event that mmwave and or Wireless Age are unable to cure the breach within 30 days and Nokia terminates the agreement, Nokia will under the terms of the agreement pay mmwave for completed sites, and for work-in-progress on uncompleted sites. However, Nokia is entitled to deduct the cost of (i) completing incomplete sites where such costs exceed the costs as set out in the Subcontract, (ii) remedial actions to correct the defaults of mmwave, (iii) additional costs incurred by Nokia as a result of mmwave’s breach, and (iv) any liquidated damages payable by mmwave. The Company is taking steps to cure the alleged breaches and is hopeful that it can amicably resolve the matter within the 30 day cure period. The Company believes that the actions of Nokia since signing of the Subcontract have contributed to the serious financial difficulties of mmwave and the Company plans to seek redress from Nokia pursuant to any and all available avenues of recourse.

Midland International Corporation Loss

Substantial doubt existed on Midland International Corporation’s ability to repay a $424,734 8% promissory note. Therefore the Company opted to fully provide for a loss on the promissory note during the year ended December 31, 2006. In the event that the Company recovers any amounts it will record a gain in the period such amount is received.

Barron Partners LP Financing

On August 3, 2006, the Company entered into an agreement with Barron Partners LP, an investment fund based in New York (the “Barron Agreement”), pursuant to which Barron Partners made an investment in convertible preferred stock (the “Series A Preferred Shares”) and warrants of the Company. The Series A Preferred Shares and the warrants (if fully exercised under the initial terms and conditions) would generate total proceeds of $6.625 million to the Company. At the closing, the Company received $1,000,000 cash and issued 7,142,900 Series A Preferred Shares and warrants to purchase 7,500,000 common shares at $0.25 per share and 7,500,000 common shares at $0.50 per share.

Under the terms of the Barron Agreement the conversion rate of the preferred stock and the exercise price of the warrants may be adjusted based on whether the Company meets certain operating performance criteria. The criteria are measured twice, first based on the operating results of fiscal 2006 and second based on the operating results of fiscal 2007. During fiscal 2006 the initial $0.14 per share conversion rate on the preferred stock, the initial $0.25 per share exercise price of the A warrants and the initial $0.50 per share exercise price of the B warrants, could be adjusted downward if the Company did not achieve $0.012 pre-tax earnings per share from continuing operations and excluding non-recurring items during fiscal 2006. The adjustment is limited to a maximum of 50%. The initial (or adjusted) conversion and exercise prices will again be subject to an adjustment if the Company does not achieve $0.069 pre-tax earnings per share from continuing operations and excluding non-recurring items during fiscal 2007. The adjustment is again limited to 50% based on the 2007 criteria.

The Company initially recorded a dividend expense on issuance of preferred stock of $1,707,153 representing the initial value of the conversion feature of the preferred stock on date of issuance. This non-operating expense arises from Financial Accounting Standards Board, Emerging Issues Task Force (“EITF”) abstracts 98-5 and 00-27 and represents a non-cash charge to income representing the intrinsic value of the beneficial conversion option inherent in the preferred shares.

On December 31, 2006, the Company recorded an additional $2,141,561 dividend expense to recognize the incremental value of the conversion feature resulting from not attaining the fiscal 2006 $0.012 pre-tax earnings per share target. Pursuant to EITF 98-5 a contingent beneficial conversion feature is measured at commitment date but is not recognized in earnings until the contingency is resolved.

Under the terms of the Barron Agreement, the initial exercise price of certain warrants were adjusted from $0.25 to $0.125 per share for 7,500,000 A warrants and from $0.50 to $0.25 per share for 7,500,000 B warrants due to the Company’s failure to attain the minimum pre-tax earnings per share targets. The proceeds from exercise of the warrants (if fully exercised) were reduced to $2,812,500.

Subsequent Events:

mmwave Restructuring and Default Notices

Due to continued deterioration of the financial operating results of the Company’s wholly owned subsidiary mmwave, management began a restructuring of the business unit. Substantially all of mmwave’s employees were terminated effective February 1, 2007 and several office locations were closed. The restructuring resulted in several of the Company’s assets being determined to be impaired. On February 15, 2007, the Company received a Notice of Default letter from the landlord of the 6200 Tomken Road premises and on March 19, 2007 the landlord served a Statement of Claim against mmwave, Glenn Poulos and Gary Hokkanen. In the case of mmwave the plaintiff’s claim totals CAD$1,320,936 and in the case of Glenn Poulos and Gary Hokkanen the claim is for CAD$1,000,000. On February 26, 2007, the Company received a notice of default letter from the secured lender of mmwave, pursuant to which the Company agreed to repay the indebtedness to the lender in full prior to March 23, 2007. On March 15, 2007, the Company received Notice of Demand and Notice of Intention to Enforce Security from the secured lender that the lending facilities are to be repaid by March 27, 2007. Pursuant to the Demand Notice from the Bank of Nova Scotia, the Bank demanded that CAD$72,238.38 and US$487,575.29 be repaid by close of business March 27, 2007. If repayment is not received the Bank will commence legal proceedings and will enforce all security held by the Bank for obligations of mmwave. Wireless Age Communications, Inc. and its subsidiary 1588102 Ontario Inc. have each guaranteed the indebtedness of mmwave to the Bank. The Bank also served notice of demand to the guarantors of mmwave’s indebtedness to the Bank. The Company has also received several Statements of Claim from unsecured creditors seeking payment for outstanding amounts owed. Claim amounts have ranged between $42,903 and $454,735.

Change in Address

Effective February 1, 2007, the principal offices of the Company were moved to 1408 Broad Street, Regina, Saskatchewan, S4R 1Y8, Canada.

Appointment of New Chief Executive Officer

On February 4, 2007, Brad Poulos resigned as Chief Executive Officer of the Company. On the same date, the Board appointed John Simmonds as a director and as the Company’s interim Chief Executive Officer.

2007 Officer and Director Transitions

On February 4, 2007, the Board appointed Carrie Weiler, the Company’s Corporate Secretary, to the Board of Directors.

On February 13, 2007, David Valliere resigned as a member of the Board of Directors On February 19, 2007, Glenn Poulos entered into an agreement with the Company whereby he resigned as a member of the Board of Directors of the Company, as President of the Company’s wholly owned subsidiary mmwave Technologies Inc. (“mmwave”) and as a Director of mmwave. Under the provision of the agreement Glenn Poulos will receive a severance of approximately $122,000 over a one year period. On February 19, 2007, Bradley Poulos entered into an agreement with the Company whereby he resigned as President of the Company and as Chairman of the Board of Directors. Under the provision of his agreement Brad Poulos will receive a severance of approximately $360,000 over a three year period. With his resignation as an officer of the Company he became an independent non-executive member of the Board of Directors. On February 19, 2007 John Simmonds was appointed Chairman of the Board of Directors.

Brad Poulos and Glenn Poulos agreed to return 900,000 and 1,000,000 shares of the Company’s common stock, respectively, issued as a special bonus during the month of August 2006 subject to receiving three year warrants to purchase the same number of shares of the Company’s common stock exercisable at $0.15 per share. At the time of issuance, Brad Poulos directed the Company to issue 100,000 of his 1,000,000 share bonus to Gary Hokkanen, the Company’s Chief Financial Officer. Gary Hokkanen also agreed to return 100,000 shares of the Company’s common stock issued as a special bonus and will receive warrants on the same replacement basis as Brad Poulos and Glenn Poulos. The fair value of replacement warrants issued in February 2007 was $190,000 and Company reflected this as an expense and accrued liability on December 31, 2006.

Sale of Knowlton Pass

On March 1, 2007, the Company closed the sale of Knowlton Pass Electronics Inc. (which operated as Wireless Works). The Company sold all of the issued and outstanding shares of Knowlton Pass to David MacKinnon (a former employee of the Company) in exchange for a 5 year promissory note (principal value of such note to be calculated from final Knowlton Pass February balance sheet) and the forgiveness by David MacKinnon of severance obligations due to him (pursuant to the terms of his termination in September 2006, David MacKinnon was to receive severance agreements totalling approximately $342,000 over a period of two years and 8 months).

Letter of Intent to Sell Wireless Age Communications Ltd. and Wireless Source Distribution Ltd.

On February 27, 2007, the Company entered into a binding Letter of Intent with Newlook Industries Corp. (“Newlook”), to sell 99.7% of the issued and outstanding common shares of Wireless Age Communications, Ltd., and 100% of the issued and outstanding commons shares of Wireless Source Distribution Ltd.

Under the terms of the offer Newlook agreed to pay a total purchase price of CAD$7.0 million paid as follows:

a.
CAD$200,000 as a deposit which is non-refundable except in the event that the consolidated revenue and profit from Wireless Age Communications, Ltd. and Wireless Source Distribution Ltd. fail to meet certain revenue and gross profit levels;

b.	Debt forgiveness of CAD$1,941,894 owing from the Company to Wireless Age Communications Ltd. and/or Wireless Source Distribution Ltd.;

c.	Balance of the purchase price in cash or common shares of Purchaser at Vendor’s option.

The offer is subject to the consolidated revenue from Wireless Age Communications, Ltd. and Wireless Source Distribution Ltd. for the year ending December 31, 2006 being a minimum of CAD$27 million and the consolidated gross profit for the same period being a minimum of CAD$7.5 million CDN

The offer is subject to the approval of the Toronto Venture Exchange, Ontario Securities Commission, and other regulatory bodies and is intended to be completed on or before May 15, 2007. The Company intends to call a shareholders meeting as soon as practically possible to seek shareholder approval for the transaction.

Notice of Material Breach - Nokia Products Ltd.

On March 16, 2007, Nokia Products Limited issued a Notice of Material Breach to the Company’s subsidiary mmwave, citing that the Company failed to progress work in accordance with the terms and conditions of its subcontract with Nokia. The Company has 30 days to remedy the alleged breach or the subcontract will be terminated.

Item 2. Description of Property.

The executive offices of Wireless Age are located at 1408 Broad Street, Regina, Saskatchewan, Canada, S4R 1Y8 (tel. 306-535-7444, fax 306-751-7726). Due to on going restructuring mmwave's offices are temporarily located at 1075 Meyerside Dr. Unit 7, Mississauga, Ontario, L5T 1M3 (tel. 905-564-6500, fax 905-564-6518). Wireless Canada's and Wireless Source's offices are located at 1408 Broad Street, Regina, Saskatchewan, Canada, S4R 1Y9 (tel. 306-751-7720, fax 306-751-7726). Knowlton Pass’ offices are located at 4100 Victoria Avenue, Vineland, Ontario, Canada (tel. 905-562-9545, fax 904-562-9560). The Wireless Canada and Wireless Source offices, consist of approximately 4,000 square feet. Wireless Canada's retail operations consist of nine retail stores located in Saskatchewan and Manitoba, Canada. The Company also rents tower sites within the Knowlton Pass entity. The following is a summary of the retail, warehouse and office locations:

Address	Square Feet	Leased/Owned	Expiry of Lease

6200 Tomken Road, Unit A, Mississauga [1]	37,000	Leased	October 2010
1408B Broad Street, Regina (office)	2,000	Leased	Month to month
4020 Viking Way, Suite 130, Richmond, BC [1]	8,338	Leased	August 2009
9436 Cote-de-Liesse, Lachine, QC [1]	4,525	Leased	June 2011
4100 Victoria Avenue, Vineland, Ontario [2]	2,000	Leased	Month to month
1075 Meyerside Dr., Unit 7, Mississauga, Ontario	2,042	Leased	February 2008

Retail:
2223 Victoria Ave. East, Regina	675	Leased	Month to month
1401 Broad Street, Regina	3,996	Leased	November 2010
4131 Rochdale Blvd., Regina	1,255	Leased	March 2009
2325 Preston Ave., Saskatoon	403	Leased	Month to month
300 Circle Dr., Saskatoon	3,250	Leased	July 2010
105-3393 Portage Ave. Winnipeg	1,545	Leased	November 2008
Unit 76, Cityplace, Winnipeg	576	Leased	June 2007
Unit 247-393 Portage Ave., Winnipeg	777	Leased	November 2011
Unit 209, Garden City Center, Winnipeg	2,071	Leased	December 2008

1 Closed subsequent to year end due to mmwave restructuring.

2 Disposed of subsequent to year end due to sale of Knowlton Pass.

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

The Company’s subsidiary mmwave has received several Statements of Claim from unsecured creditors seeking payment for outstanding amounts owed. Claim amounts have ranged between $42,903 and $454,735. All amounts are fully provided for in liabilities.

Subsequent to the period covered by this report, on February 15, 2007, the Company received a Notice of Default letter from the landlord of the 6200 Tomken Road premises and on March 19, 2007 the landlord served a Statement of Claim on mmwave, Glenn Poulos and Gary Hokkanen. Glenn Poulos is a former director and officer of the Company and Gary Hokkanen is the Company’s Chief Financial Officer. In the case of mmwave the plaintiff’s claim totals CAD$1,320,936 and in the case of Glenn Poulos and Gary Hokkanen the claim is for CAD$1,000,000.

To the knowledge of the Company, there are no other material pending legal proceedings to which the Company is a party or of which any of its property is subject and Company management is not aware of any threatened proceedings by any other person, organization or governmental authority.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter 2006.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

The price per share of Company Common Stock is quoted on the NASD’s OTC Bulletin Board under the symbol “WLSA”. Prior to October 29, 2003 the Company’s stock did not trade.

The following table sets forth for the periods indicated the high and low close prices for the Common Shares in U.S. Dollars. These quotations reflect only inter-dealer prices, without retail mark-up, mark-down or commissions and may not represent actual transactions.

Quarter Ended	High	Low
March 31, 2005	$0.86	$0.41
June 30, 2005	$0.63	$0.49
September 30, 2005	$0.55	$0.39
December 31, 2005	$0.49	$0.30
March 31, 2006	$0.43	$0.32
June 30, 2006	$0.38	$0.22
September 30, 2006	$0.36	$0.24
December 31, 2006	$0.25	$0.17

Shareholders

As of December 31, 2006, the Company had approximately 4,200 shareholders of record.

Dividends

The Company does not expect to pay a cash dividend on its common stock in the foreseeable future. Payment of dividends in the future will depend on the Company’s earnings and its cash requirements at that time.

Securities Authorized For Issuance Under Equity Compensation Plans

None

2006 Equity Securities Issuances

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

On July 28, 2006, the Board of Directors approved a special bonus of 1,000,000 shares of the Company’s common stock for each of Glenn Poulos and Brad Poulos for securing an agreement with a major global telecommunications manufacturer. Brad Poulos directed that 100,000 shares of his bonus be issued to Gary Hokkanen, CFO, for his involvement in securing the agreement. The Company issued these shares on August 9, 2006. Subsequent to the period covered by this report, on February 19, 2007, Bradley Poulos entered into an agreement with the Company whereby he resigned as President of the Company and as Chairman of the Board of Directors. Also on February 19, 2007 Glenn Poulos entered into an agreement with the Company whereby he resigned as a director of the Company and an officer and director of the Company’s wholly owned subsidiary mmwave. Brad Poulos and Glenn Poulos agreed to return 900,000 and 1,000,000 shares of the Company’s common stock, respectively, issued as a special bonus during the month of August 2006 subject to receiving three year warrants to purchase the same number of shares of the Company’s common stock exercisable at $0.15 per share. Gary Hokkanen also agreed to return 100,000 shares of the Company’s common stock issued as a special bonus and will receive warrants on the same replacement basis as Brad Poulos and Glenn Poulos.

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

No stock repurchases were made during 2006.

Item 6. Management’s Discussion and Analysis or Plan of Operation.

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

1) Retail, and

2) Commercial.

Wireless Age’s Retail segment is operated through its subsidiary Wireless Age Communications Ltd., which is in the business of operating retail cellular and telecommunications outlets in cities in Western Canada. In addition, the Company operates its Commercial operating segment through its wholly owned subsidiaries Wireless Source Distribution Ltd., Prime Wireless Corporation, Marlon Distribution Ltd., mmwave Technologies Inc. and Knowlton Pass Electronics Inc. which are in the business of distributing wireless products, operating and building wireless networks.

Wireless Age’s business operations primarily focus on provision of wireless telecommunications systems products and service solutions to wholesalers, distributors, retailers and end-users in Canada. Wireless Age operates 9 retail stores, a corporate sales force, a rental center and service department focused on selling wireless solutions. The Company maintains significant business relationships with SaskTel, the leading full service communications company in Saskatchewan, and Manitoba Telecom Services in Manitoba. The Company’s presence in the cellular, land mobile radio, satellite, fixed wireless and battery solutions markets allows it to bundle a full spectrum of products at the distributor, wholesaler and retail level across Canada.

During the year ended December 31, 2006 the Company began a process of reviewing all non-profitable divisions, sub-categories, lines of business or segments for their long term viability. Through this process the Company came to the conclusion that the Knowlton Pass business unit (component of the Commercial operating segment that operates under the name Wireless Works) was non-strategic in the long run, difficult to fund and placed the unit for sale. As of December 31, 2006, the operating results of the Wireless Works business unit have been classified as discontinued operations. The comparative figures for 2005 have been reclassified also to reflect the same treatment. The operating results also include the severance provisions and costs of certain senior management employees terminated as a result of the disposal decision. On March 1, 2007, the business unit was sold.

The Company also recorded significant impairment charges during fiscal 2006. The fiscal 2006 impairment charge reflected adjustments to the carrying value of certain commercial segment assets arising from subsequent events occurring during the first quarter of fiscal 2007. The condition existed at December 31, 2006 and therefore the Company adjusted the carrying value of these assets at year end.

Results of Operations

Twelve months ended December 31, 2006 and 2005

Continuing Operations

The Company recorded a net loss from continuing operations of $8,520,132 during the twelve month period ended December 31, 2006 compared to a loss of $4,454,202 in the comparative period a year ago. The loss from continuing operations during fiscal 2006 was due to significant impairment charges, non-cash expenses associated with the terms of a preferred share financing, losses associated with the Company’s investment in Midland International Corporation and deferred income tax carrying value adjustments. The loss for fiscal year 2005 arose substantially from write downs of goodwill and intangible assets.

Consolidated Revenues

Consolidated revenues from continuing operations during the twelve month period ended December 31, 2006 were $33,592,847 compared to $24,024,859 during the twelve month period ended December 31, 2005. This represents a 40% increase in revenues year over year.

Retail Segment Revenues

Retail segment revenues were $13,875,641 for the twelve month period ended December 31, 2006 compared to $11,332,696 for the comparative period ended December 31, 2005. The Retail revenues are generated from 9 retail stores in Regina, Saskatoon and Winnipeg, Canada. The year over year growth in revenues was 22% and can be considered all organic growth.

Retail segment revenues during the year ended December 31, 2006 and 2005 can be broken down into the following subcategories:

	2006	2005
Cellular hardware, radios and accessories	$10,098,128	$7,799,684
Activation commissions and residuals	3,457,384	3,119,622
Equipment rentals	320,129	413,390
Total Revenue	$13,875,641	$11,332,696

Cellular hardware, radios and accessories sales are transaction based sales which grew approximately 29% year over year. Activation commissions are earned when a customer enter into contracts on a multi year basis with one of our two major telephone carriers. The Company also receives residual payments from the carriers based on the usage of the client under contracts sold through our channel. Activation commissions and residual payments grew by approximately 11% during fiscal 2006. Equipment rental revenue is generated when clients rent handsets or radios. Rental revenues declined year over year by approximately 23%.

Management believes that retail sales of cellular hardware will be stable and continue to rise as the acceptance and availability of wireless technology continues to grow and as a portion of the current subscribers upgrade their hardware. Management also believes that the Company will continue to grow by adding new contracts, however residual revenues are under pressure from carriers who are taking steps to improve the profitability of their businesses. Comparatively more growth has arisen from the sale of new products to our customers than increases in residual payments. Equipment rental revenue decreased due to a large rental transaction during the 2005 period associated with the Canada Summer Games in Regina, Saskatchewan which was not repeated in 2006.

Commercial Segment Revenues

Commercial segment revenues from continuing operations were $19,717,206 for the period ended December 31, 2006 compared to $12,696,163 for the same period ended December 31, 2005. These revenues represent the sale of wireless services, equipment, test and integration solutions. The year over year growth of Commercial segment revenues was 55%, sales of products and services increased by approximately 59% while commission revenues declined by 8%.

Sales of the commercial segment during the year ended December 31, 2006 and 2005 can be broken down into the following subcategories:

	2006	2005
Wireless products, air time fees and engineering services	$19,084,530	$12,001,451
Commission revenue	632,676	690,712

	$19,717,206	$12,692,163

A substantial portion of the sales growth year over year arose from the sale of prepaid phone cards and e-Pins.

Consolidated Gross Profit

Consolidated gross profit from continuing operations during the twelve month period ended December 31, 2006 was $9,670,847 compared to $7,816,561 for the comparative period in 2005. Gross profit as a percentage of sales was 28.8% in 2006 and 32.5% in 2005. Due the Commercial business segment comprising a comparatively larger proportion of the overall business, the gross profit as a percentage of revenue has declined.

Retail Segment Gross Profit

Retail segment gross profit during the twelve month period ended December 31, 2006 was $5,831,721 compared to $4,840,241 for the comparative period in 2005. Gross profit as a percentage of sales was 42.7% in 2005 and 42.0% in 2006. Retail gross profits are higher than those in the Commercial segment because they are affected by residual payments received from carriers that do not have a direct cost of sale. The year over year reduction in gross profit as a percentage of revenues within the Retail segment is reflective of the pressures applied by carriers to reduce handset prices and hence margins to retailers. A proportionately higher portion of gross profits are earned through activation commissions and handset sales.

Commercial Segment Gross Profit

Commercial segment gross profit from continuing operations during the twelve month period ended December 31, 2006 was $3,839,126 compared to $2,976,320 for the comparative period in 2005. Gross profit as a percentage of sales was 23.5% in 2005 and 19.4% in 2006. Commercial segment gross profits are generally less than the Retail segment gross profits. The decrease in Commercial segment gross profit on a percentage of sales basis is attributable to proportionately more revenue arising within the Commercial segment from low margin prepaid cards and e-Pins.

Consolidated Operating Expenses

Consolidated selling and administrative expenses from continuing operations during the twelve month period ended December 31, 2006 were $9,889,864 compared to $7,275,796 during the twelve month period ended December 31, 2005. The bulk of the incremental costs arose from employment costs of additional employees.

Consolidated selling and administrative expenses, during the twelve month period ended December 31, 2005 and 2006 are as follows:

	2006	2005
General & administrative	2,703,843	1,746,281
Occupancy	838,905	644,237
Professional fees	771,435	699,693
Wages & Benefits	5,575,681	4,185,585
Total	9,889,864	7,275,796

Wages and benefits from continuing operations increased from $4,185,585 during the year ended December 31, 2005 to $5,575,681 during the year ended December 31, 2006. The increase is attributable to higher levels of activity associated with labor and professional services contracts attained in the Commercial operating segment. Wages benefits during the year ended December 31, 2006, included an amount of $190,000 being the fair value of warrants issuable to a director, a former director and officer and a current officer of the Company as part of a settlement in first quarter of fiscal 2007. Wages and benefits in the current year also included incremental costs associated with the Vancouver regional operations centre opened during the third quarter.

General and administrative expenses from continuing operations, which consist of travel, entertainment, automotive, advertising, office and other general miscellaneous costs, totaled $2,703,843 during the twelve month period ended December 31, 2006 compared to $1,746,281 in the prior year. General and administrative expenses in the current year included a $300,000 special charge associated with uncollected management fees from Midland International Corporation. Occupancy costs, which consist of rent, insurance, utilities and maintenance, totaled $838,905 during the twelve month period ended December 31, 2006 compared to $644,237 in the comparative period in the prior year. Professional fees, which consist of legal, accounting, director’s fees, management fees and other miscellaneous similar costs, totaled $771,435 during the twelve month period ended December 31, 2006 and $699,693 in the prior year.

Amortization expense during the twelve month period ended December 31, 2006 was $490,766 compared to $344,228 during the comparative period in the prior year. Amortization expense represents the continued amortization of the Company’s capital assets acquired in acquisitions and the amortization of fair market value of the residual premiums acquired in the Retail operating segment.

The Company recorded impairment charges from continuing operations of $2,723,219 during the year ended December 31, 2006. The fiscal 2006 impairment charge reflects adjustments to the carrying value of certain commercial segment assets arising from subsequent events which occurred during the first quarter of fiscal 2007. The condition existed at December 31, 2006 and therefore the Company recorded impairment charges adjusting the carrying value of these assets at year end. In the first quarter of fiscal 2007, the Company began a reorganization process within its commercial segment as a result of the restructuring efforts within its wholly owned subsidiary mmwave. In addition, the Company recorded certain corporate impairment charges not associated with the restructuring. For further detail of these impairment charges see Note 12 of the financial statements.

In accordance with SFAS No 142, “Goodwill and Other Intangible Assets” goodwill and intangible assets are reviewed for impairment on an annual basis. During fiscal 2005 the Company wrote down intangible assets and goodwill by $5,130,334. As a result of several factors including the Company’s decrease in market capitalization over the prior twenty four months, changing market conditions in the Commercial business segment, and a change in direction or business philosophy from transaction based sales to a recurring revenue business model, a portion of goodwill at December 31, 2005 was determined to be impaired and was written down by $4,070,754 from $5,537,954 to $1,467,200. It was also determined that the intangible assets associated with the certain distribution rights were impaired as at the fourth quarter of fiscal 2005 and were also written down by $1,059,580 to zero.

During the year ended December 31, 2006, the Company wrote off its investment in Midland International Corporation, which consisted of $300,000 in uncollected management fees (such amount included in general and administrative expenses) and $129,114 of cash advances over and above the services provided to Midland. On December 31, 2006, the Company sold 4,860,000 Midland common shares for cash proceeds of $48,600. The gain on disposal has been included in other expenses.

Other expenses totaled $174,247 during the twelve month period ended December 31, 2005 and compared to other expenses of $4,338,891 during the year ended December 31, 2006.

	2006	2005
Interest expense	491,450	62,538
Foreign exchange (gains) losses	34,820	(3,394)
Dividend expense on issuance of preferred stock, net	3,848,714	-
(Gain) on investments	(48,600)	(35,853)
Share of loss of equity accounted investment	12,507	150,956
Total	4,338,891	174,247

Interest expense increased from $62,538, during the twelve month period ended December 31, 2005 to $491,450 during the twelve month period ended December 31, 2006. The increase is attributable to high costs of borrowing associated with a new $1,287,000 (CAD$1,500,000) loan facility obtained during the month of January 2006.

During the year ended December 31, 2005, the Company recorded foreign exchange gains of $3,394 arising from the translation of Canadian dollar denominated assets and liabilities into US dollars. During the year ended December 31, 2006 the Company recorded foreign exchange losses totaling $34,820.

The Company recorded a dividend expense on issuance of preferred stock of $3,848,714 during the year ended December 31, 2006 representing the conversion feature of the preferred stock. This non-operating expense arises from Financial Accounting Standards Board, Emerging Issues Task Force abstracts 98-5 and 00-27 and represents a non-cash charge to income representing the intrinsic value of the beneficial conversion option inherent in the August preferred share and warrant financing. The Company initially recorded a dividend expense on issuance of preferred stock of $1,707,153 representing the initial value of the conversion feature of the preferred stock on date of issuance. On December 31, 2006, the Company recorded an additional $2,141,561 dividend expense to recognize the incremental value of the conversion feature resulting from not attaining the fiscal 2006 earnings per share target.

On December 31, 2006, the Company recorded a gain of $48,600 on the disposal of 4,860,000 Midland International Corporation common shares. The Company previously accounted for the Midland investment using the equity method and had reduced the carrying value of the shares to zero as a result of its share of Midland losses. During the year ended December 31, 2006 the Company recorded $12,507 as its share of Midland losses and $150,956 during fiscal 2005.

In fiscal 2005 the Company recorded a gain of $35,853 on the disposal of common shares of RELM Wireless Corporation acquired through the exercise of certain warrants that the Company acquired early in the year. The Company sold 103,853 shares of RELM for net proceeds of $201,198 which had a cost base of $165,345.

During fiscal 2006 the Company reversed deferred income taxes of $651,000 recognized during fiscal 2005 due to the Company’s inability to generate net profits in the near term.

The net loss per share for the twelve month period ended December 31, 2006 was $0.34 of which $0.29 was from continuing operations. The loss per share was $0.17 during the twelve month period ended December 31, 2005 and $0.16 arose from continuing operations.

Discontinued Operations

As of December 31, 2006, the operating results of Knowlton Pass business unit (which operates as Wireless Works within the Commercial segment) have been classified as discontinued operations. The comparative figures for 2005 have been reclassified also to reflect the same treatment.

The net loss from discontinued operations during fiscal 2006 was $1,407,133 ($0.05 per share) compared to $185,692 ($0.01 per share) during fiscal 2005.

Revenues of discontinued operations during the year ended December 31, 2006 were $498,540 compared to $200,952 in the prior year. The prior year’s operations included the period August 1, 2005 to December 31, 2005 only, due to the acquisition of Knowlton Pass by Wireless Age on July 31, 2005. Costs and expenses during fiscal 2006 totaled $1,905,673 which included $353,091 of severance charges associated with the termination of the business unit executive, impairment charges of $244,337 (see Note 12) and amortization of $177,431. On the December 31, 2006, the Company determined that several assets of Knowlton Pass were impaired and accordingly adjusted the carrying value to their estimated recovery value. Costs and expenses for a four month period during fiscal 2005 totaled $386,644 and included amortization of $36,688.

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

Acquisitions and Business Combinations

The Company accounts for acquisitions and business combinations under the purchase method of accounting. The Company includes the results of operations of the acquired business from the acquisition date. Net assets of the companies acquired are recorded at their fair value at the acquisition date. The excess of the purchase price over the fair value of net assets acquired are included in goodwill and intangible assets in the accompanying consolidated balance sheets.

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

The Company regularly reviews all of its long-lived assets, including goodwill and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable based on undiscounted cash flow. Factors the Company considers important that could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business, and significant negative industry or economic trends. When management determines that an impairment review is necessary based upon the existence of one or more of the above indicators of impairment, the Company measures any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model. Significant judgment is required in the development of projected cash flows for these purposes including assumptions regarding the appropriate level of aggregation of cash flows, their term and discount rate as well as the underlying forecasts of expected future revenue and expense. To the extent that events or circumstances cause assumptions to change, charges may be required which could be material.

Residual premiums are amounts paid for future residual revenue of retail cellular and telecommunications subscriber business recorded at cost less accumulated amortization. Amortization is provided for on a straight-line basis over five years. Agency fees are amortized over the term of the related agreement (ten years) on a straight line basis.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, receivables, bank indebtedness, accounts payable and accrued liabilities income taxes payable and customer deposits approximates fair value because of the short maturity of these instruments. The carrying value of long-term debt, obligations under capital lease and due to and from related parties also approximates fair value. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risk arising from these financial instruments.

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

Investments in other entities are accounted for using the equity method or cost basis depending upon the level of ownership and/or the Company's ability to exercise significant influence over the operating and financial policies of the investee. Investments of this nature are recorded at original cost and adjusted periodically to recognize the Company's proportionate share of the investees’ net income or losses after the date of investment. When net losses from an equity accounted for investment exceed its carrying amount, the investment balance is reduced to zero and additional losses are not provided for. The Company resumes accounting for the investment under the equity method when the entity subsequently reports net income and the Company's share of that net income exceeds the share of net losses not recognized during the period the equity method was suspended. Investments are written down only when there is clear evidence that a decline in value that is other than temporary has occurred. When an equity accounted for investee issues its own shares, the subsequent reduction in the Company's proportionate interest in the investee is reflected in income as a deemed dilution gain proportionate interest in or loss on disposition.

Financial Condition

The financial condition of the Company deteriorated significantly during fiscal 2006. The working capital surplus of approximately $132,000 at the beginning of the year deteriorated to a deficit of over $3,500,000 at year end. A portion of the decrease is the result of impairment charges (as described in Note 12) however the majority of the erosion of working capital is a result of operating losses.

The Company’s total assets decreased from $10,072,392 at December 31, 2005 to $8,208,131 at December 31, 2006. The decrease in total assets during the year ended December 31, 2006 is attributable to a reduction of approximately $774,000 associated with current assets and a reduction of approximately $1,091,000 in long term assets.

Current assets decreased from $7,070,289 at the beginning of the year to $6,296,485 at the end of fiscal 2006. Current assets at December 31, 2005 (which included assets of the discontinued operations) consisted of cash balance of $795,339, accounts receivable of $3,081,967, inventories of $1,556,931, current portion of due from related of $758,004, deferred tax assets of $668,000 and prepaid expenses of $210,048. During fiscal 2006, cash balances declined by approximately $510,000, receivables increased by approximately $573,000, inventory increased by $260,000, work in progress increased from zero and the beginning of the year to approximately $225,000 at the end, due from related parties decreased by approximately $668,000, the company reversed a deferred tax assets of $668,000 and prepaid expenses decreased by approximately $105,000. Most of the movements in these balances arose from normal business operations except the reduction in due from related parties which included a write down of approximately $429,000 associated with the Company’s investment in Midland International Corporation and the reduction in the deferred tax asset which resulted from the Company’s ability to generate net profits and therefore required a write down of this asset.

Capital assets, net of accumulated depreciation increased from $1,178,780 at December 31, 2005 to $1,239,129 at December 31, 2006. The increase is the result of capital assets purchased associated with the Vancouver regional operations centre. The Company made an investment of approximately $750,000 in assets for this centre to begin operations under a new contract. A substantial portion of these assets were financed through capital lease obligations.

The Company’s investments decreased from $32,507 at December 31, 2005 to zero at December 31, 2006. At the beginning of fiscal 2006, the Company’s investments consist of an investment in Midland International Corporation and Infinity Capital Group, Inc. The Company recorded $12,507 in its share of equity losses of Midland and disposed of its interest in Midland at year end. The Company also determined that its investment in Infinity was permanently impraired and wrote off its $20,000 investment.

Intangible assets decreased from $239,626 at December 31, 2005 to $202,750. Normal amortization of intangible assets accounted for the reduction.

Goodwill associated with acquisitions that have occurred over the last several years decreased from $1,467,200 at December 31, 2005 to $241,026 at December 31, 2006. The decrease is the result of an impairment charge of $1,226,174 associated with mmwave. For a more detail explanation of the goodwill impairment charge please refer to Notes 7 and 12 of the financial statements.

Assets of discontinued operations were $347,975 at year end (Note 15).

Total liabilities of the Company increased from $7,087,008 at December 31, 2005 to $10,378,870 at December 31, 2006. The increase is attributable to an increase of approximately $3,000,000 in current liabilities and an increase of approximately $338,000 in long term liabilities. The reason for the increase in liabilities is the losses incurred by the Company during fiscal 2006.

The increase in current liabilities is attributable to; 1) an increase of approximately $1,640,000 in bank indebtedness, as a result of a new loan facility and increased borrowing under existing facilities, 2) an increase in accounts payable and accrued liabilities of approximately $630,000 due to the continued losses of the Company, 3) an increase of current portion of lease obligations of approximately $167,000, 5) an increase in current portion of shareholder loans of approximately $19,000, 6) a decrease of approximately $40,000 in deferred revenue and customer deposits and 7) a decrease in current portion of long term debt of approximately $48,000. The majority of these fluctuations are the result of operating losses and cash flow constraints caused by losses.

Long term liabilities increase by approximately $338,000 from $148,237 at the beginning of the year to $486,415 at year end. The increase is attributable to an increase of approximately $416,000 in long term portion of capital lease obligations offset by reductions in long term portion of debt and a reduction in long term portion of deferred revenue and customer deposits.

Non-controlling interest remained unchanged at $1,283 throughout the year. As at December 31, 2006, the Company holds approximately 99.7% of this entity.

The stockholders’ equity/(deficiency) decreased from equity of $2,985,384 at December 31, 2005 to a deficiency of $2,170,739 at year end. The decrease is attributable to:

•
an increase in common stock and additional paid-in capital of $14,555 arising from issuances of 49,729 shares of common stock as partial consideration in the retail segment acquisition of Wireless Odyssey Limited,

•	an increase in common stock and additional paid in capital of $50,000 arising from the issuance of 357,143 shares of common stock as a brokers fee for a preferred stock financing,

•	an increase in preferred stock and preferred stock additional paid in capital of $369,380 representing the relative fair value of 7,142,900 shares of preferred stock issued,

•
an increase of $476,889 in additional paid in capital representing the relative fair value of warrants to acquire 7,500,000 common shares at $0.125 per share and 7,500,000 common shares at $.25 per share.

•
an adjustment to additional paid in capital of $3,848,714 representing the intrinsic value of a beneficial conversion feature associated with the conversion rights of preferred stock issued in the current year,

•	an increase in other comprehensive income of $11,604 associated with foreign currency translation differences of Canadian dollar denominated consolidating financial statements, and

•	offset by the loss of $9,927,265 for the year.

Liquidity and Capital Resources

As at December 31, 2006, the Company had current assets of $6,296,485 and current liabilities of $9,892,455, indicating a substantial working capital deficit. The Company’s working capital ratio decreased from 1.02 at the beginning of the year to 0.64 at December 31, 2006. The Company’s ability to continue as a going concern is in question. Despite the substantial working capital deficit management believes that with the sale of the Knowlton Pass business unit on March 1, 2007 and the restructuring steps within the mmwave business unit (which may ultimately result in the bankruptcy of that business unit) the financial position of the Company will improve during fiscal 2007 and hence the Company’s liquidity and capital resources. However, there can be no assurance that management will be successful in its efforts.

In addition, subsequent to year end, the Company received an offer from a third party to acquire the retail business unit and the other remaining components of the commercial segment (outside of mmwave and Knowlton Pass) for CAD$7,000,000 (approximately US$6,006,000) in cash (subject to certain adjustments). The Company is considering the offer and anticipates approaching the shareholders for approval to complete the transaction (or other similar transaction) and use the proceeds to seek new business opportunities.

Cash used by operating activities from continuing operations amounted to $1,732,117 during fiscal 2006, primarily as a result of the net loss adjusted for non cash items and various changes in operating assets and liabilities. Cash used in investing activities from continuing operations during the year amounted to $665,884, primarily consisting of cash used to acquire property, plant and equipment and intangible assets offset by collections from related parties. Cash provided in financing activities from continuing operations during the year amounted to $2,497,355 and represented borrowings under new loan facilities, increased borrowings under existing facilities offset by relatively minor repayments under long term debt and shareholder loans. The cumulative affect of all these changes resulted in a net increase in cash from continuing operations of $99,354 for the twelve month period ended December 31, 2006.

The Company experienced a net decrease in cash from discontinued operations of $609,663. Cash used in operating activities from discontinued operations totaled $635,947, cash used in investing activities of discontinued operations totaled $21,343 and cash provided by financing activities from discontinued operations totaled $47,626.

Overall between continuing operations and discontinued operations the cash balances of the Company decreased by $510,309.

Off-Balance Sheet Arrangements

The Company does not have any material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

On December 29, 2006, the Company filed a registration statement with respect to the sale of up to approximately 5.0 million shares of Common Stock by certain of its shareholders and 5.0 million shares of Common Stock upon the exercise of warrants at $0.125 per share. The Company will not receive any of the proceeds from a sale of 5.0 million issued shares by such selling stockholders but will receive $625,000 upon the exercise of 5.0 million warrants.

Contractual obligation and commitments

The Company has a variety of contractual debt obligations and other commercial commitments that represent prospective cash requirements in addition to any capital expenditure programs. The following is a summarized table of contractual obligations. See additional details in Notes 8 and 16 to the Consolidated Financial Statements.

	Total	Short-term	1-3 Years	4-5 Years
Debt and capital lease obligations (principal portion)	2,166,127	1,753,125	407,313	5,689
Capital lease obligations (interest portion)	82,176	40,195	41,981	-
	2,248,303	1,793,320	449,294	5,689
Premise and equipment leases	2,393,322	780,762	1,580,013	32,547
Total cash obligations	4,641,625	2,574,082	2,029,307	38,236

In addition the Company is contractually obligated as follows:

1.	To issue up to 15,014,286 shares of its common stock under warrants exercisable at prices between $0.125 and $0.25 per share.

ITEM 8A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2006. Based on that evaluation, our chief executive officer and our principal financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Internal Control Over Financial Reporting

During the fiscal quarter ended December 31, 2006, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 7. Financial Statements

WIRELESS AGE COMMUNICATIONS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2006 and 2005

(Stated in US Dollars)

24

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Wireless Age Communications, Inc.

We have audited the accompanying consolidated balance sheets of Wireless Age Communications, Inc. and subsidiaries as of December 31, 2006 and 2005 and the related consolidated statements of operations, cash flows and stockholders’ (deficiency) equity for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wireless Age Communications, Inc. and subsidiaries as of December 31, 2006 and 2005 and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. At December 31, 2006 the Company has suffered recurring losses from operations, has a working capital deficit of $3,595,970 and a stockholders’ deficiency which raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. Management’s plans in regard to these matters are also discussed in notes 1 and 22.

Toronto, Canada	“MINTZ & PARTNERS LLP”
March 30, 2007	CHARTERED ACCOUNTANTS

WIRELESS AGE COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2006 and 2005
(Stated in US Dollars)

	2006	2005
ASSETS
Current
Cash and cash equivalents	$285,030	$795,339
Receivables - Note 3	3,654,885	3,081,967
Inventory	1,816,623	1,556,931
Work in progress	225,547	-
Due from related parties - Note 4	90,003	758,004
Deferred tax asset - Note 17	-	668,000
Prepaid expenses	105,163	210,048
Assets of discontinued operations held for sale - Note 15	119,234	-
	6,296,485	7,070,289

Due from related parties - Note 4	-	83,990
Property, plant and equipment - Note 5	1,239,129	1,178,780
Investments - Note 6	-	32,507
Intangible assets - Note 7	202,750	239,626
Goodwill - Note 7	241,026	1,467,200
Assets of discontinued operations held for sale - Note 15	228,741	-
	$8,208,131	$10,072,392

LIABILITIES
Current
Loan and bank indebtedness - Note 8	$1,983,345	$344,684
Accounts payable and accrued liabilities - Note 9	6,807,039	6,177,116
Current portion of deferred revenue and customer deposits	169,373	209,712
Current portion of due to shareholders - Note 10	178,569	159,254
Obligations under capital leases - Note 8	166,518	-
Current portion of long-term debt - Note 8	-	48,005
Liabilities of discontinued operations held for sale - Note 15	587,611	-

	9,892,455	6,938,771
Deferred revenue and customer deposits	68,765	97,465
Due to shareholders - Note 10	-	32,489
Obligations under capital leases - Note 8	416,367	-
Deferred tax liability	-	17,000
Minority interest	1,283	1,283
	10,378,870	7,087,008

STOCKHOLDERS’ (DEFICIENCY) EQUITY
Preferred stock, $0.001 par value - Note 11
10,000,000 shares authorized, 7,142,900 issued and outstanding	7,143	-
Preferred stock additional paid-in capital	362,237	-
Common stock, $0.001 par value - Note 11
100,000,000 shares authorized
29,527,918 shares outstanding (2005: 29,121,046)	29,528	29,121
Additional paid-in capital	14,075,817	9,686,066
Accumulated deficit	(16,818,067)	(6,890,802)
Other comprehensive income	172,603	160,999
	(2,170,739)	2,985,384
	$8,208,131	$10,072,392

SEE ACCOMPANYING NOTES

WIRELESS AGE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended December 31, 2006 and 2005
(Stated in US Dollars)

		(Note 15)
	2006	2005
Sales:
Sales - products and services	$29,502,787	$20,214,525
Commission and residual revenue	4,090,060	3,810,334

Total sales	33,592,847	24,024,859

Cost of goods sold - products and services	23,922,000	16,208,299

Gross profit	9,670,847	7,816,561

Operating expenses
Selling and administrative expenses	9,889,864	7,275,796
Amortization	490,766	344,228

Earnings (loss) before under noted items	(709,783)	196,537

Impairment charges - Note 12	2,723,219	5,130,334
Loss on note receivable - Note 4	129,114	-

Loss from operations	(3,562,116)	(4,933,797)

Other expenses (income)
Interest expense	491,450	62,538
Foreign exchange losses (gains)	34,820	(3,394)
Dividend expense on issuance of preferred stock - Note 13	3,848,714	-
Gain on investments, net - Note 14	(48,600)	(35,853)
Share of loss of equity accounted investment - Note 6	12,507	150,956

Total other expenses	4,338,891	174,247

Loss before income taxes	(7,901,008)	(5,108,044)
Income taxes - current	31,876	2,843
Income taxes - deferred	(651,000)	651,000

Loss from continuing operations	$(8,520,132)	$(4,454,202)

Loss from discontinued operations - Note 15	$(1,407,133)	$(185,692)

Net loss	$(9,927,265)	$(4,639,894)

Loss per share	$(0.34)	$(0.17)
From continuing operations	$(0.29)	$(0.16)
From discontinued operations	$(0.05)	$(0.01)

Weighted average number of common shares outstanding	29,290,200	27,859,866

SEE ACCOMPANYING NOTES

WIRELESS AGE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 2006 and 2005
(Stated in US Dollars)

		(Note 15)
	2006	2005
Operating Activities
Net loss from continuing operations	$(8,520,132)	$(4,454,202)
Items not involving cash:
Amortization of property, plant and equipment	490,766	344,228
Gain on investments	(48,600)	(35,853)
Impairment charges	2,723,219	5,130,334
Write off of related party loan	15,701	-
Write down of property, plant and equipment	-	24,370
Warrants issuable under special bonus	190,000	-
Dividend expense on issuance of preferred stock	3,848,714	-
Equity accounted investment	12,507	150,956
Foreign exchange loss/(gain)	18,684	(3,394)
Deferred income tax provision	651,000	(651,000)
Loss on uncollected management fees	300,000	-
Loss on note receivable	129,114	-
Common stock issued for consulting services provided	-	8,925

	(189,027)	514,364

Changes in operating assets and liabilities:
Receivables	(927,506)	(165,882)
Inventory	(640,945)	472,837
Work in progress	(375,756)	-
Prepaid expenses	5,862	(47,753)
Accounts payable and accrued liabilities	422,162	259,361
Deferred revenue	(26,171)	247,552
Customer deposits	(736)	3,562

Cash provided by (used in) operating activities	(1,732,117)	1,284,042

Investing Activities
Purchase of marketable securities	-	(185,345)
Proceeds on disposal of marketable securities	48,600	201,198
Cash used to purchase additional investment in subsidiary	-	(100,000)
Increase in loan receivable	-	(394,279)
Cash acquired in acquisitions	-	256,050
Increase in due from related parties	61,020	(368,898)
Additions to intangible assets	(43,308)	-
Additions to property, plant and equipment	(732,196)	(323,771)

Cash (used in) investing activities	(665,884)	(915,045)

Financing Activities
Issuance of preferred stock and warrants, net	896,269	-
Repayment of long-term debt	(49,513)	(195,088)
Repayment of due to shareholders	(13,174)	(76,527)
Increase (decrease) in bank indebtedness	1,663,773	319,572

Cash provided by financing activities	2,497,355	47,957

Increase (decrease) in cash from continuing operations:	99,354	416,954

Decrease in cash from discontinued operations (Note 15)	(609,663)	(421,735)

Decrease in cash during the year	(510,309)	(4,781)

Cash and cash equivalents, beginning of the year	795,339	800,120

Cash and cash equivalents, end of the year	$285,030	$795,339

SEE ACCOMPANYING NOTES

The Company paid cash interest of $401,578 and $62,538 during fiscal years 2006 and 2005 respectively. The Company did not pay cash income taxes in either of fiscal years 2006 or 2005.

Non-cash activities:

During 2006 the Company:

•	Issued 49,729 shares of its common stock to acquire additional retail business operations.

•	Amortized $17,850 for common shares issued for under a consulting contract in previous year.

•	Acquired property, plant and equipment of $484,393 through capital lease obligations.

•	Issued 357,143 shares of its common stock, valued at $50,000 and warrants to purchase 14, 286 common shares, valued at $2,000, as brokers fees associated with a financing.

During 2005 the Company issued:

•	225,000 shares of its common stock to acquire 400,000 additional common shares of Midland International Corporation valued at $158,738.

•	61,200 shares of its common stock to acquire additional minority interest in WACL valued at $41,888.

•	150,000 shares of its common stock under earnout provisions of the purchase of an operating subsidiary valued at $65,875.

•	4,500,000 shares of its common stock as consideration for the purchase of an operating subsidiary with net assets valued at $1,628,100.

•	540,000 shares of its common stock as consideration for the purchase of an operating subsidiary with net assets valued at $215,730.

•
100,000 shares of its common stock for consulting services provided valued at $35,700. The term of the consulting agreement is twelve months and the Company has amortized $8,925 of the cost up to and including December 31, 2005.

SEE ACCOMPANYING NOTES

WIRELESS AGE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
for the years ended December 31, 2006 and 2005
(Stated in US Dollars)

			Additional
	Common Shares		Paid-in	Comprehensive
	Number	Par Value	Capital	Income	Deficit	Total

Balance, December 31, 2004	23,544,846	$23,545	$7,545,611	$137,137	$(2,250,908)	$5,455,385

Capital stock issued to acquire additional investment in minority owned company	225,000	225	158,513	-	-	158,738

Capital stock issued to acquire additional investment in majority owned subsidiary	61,200	61	41,827	-	-	41,888

Capital stock issued under earnout provisions of acquisition of operating subsidiary	150,000	150	65,725	-	-	65,875

Capital stock issued to acquire wholly owned subsidiary	4,500,000	4,500	1,623,600	-	-	1,628,100

Capital stock issued to acquire operating subsidiary	540,000	540	215,190	-	-	215,730

Capital stock issued for consulting services provided	100,000	100	35,600	-	-	35,700

Foreign currency translation adjustment	-	-	-	23,862	-	23,862

Net loss for the year	-	-	-	-	(4,639,894)	(4,639,894)

Balance, December 31, 2005	29,121,046	$29,121	$9,686,066	$160,999	$(6,890,802)	$2,985,384

SEE ACCOMPANYING NOTES

WIRELESS AGE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
for the years ended December 31, 2006 and 2005
(Stated in US Dollars)

	Common Stock			Preferred Stock
			Additional			Additional
		Par	Paid-in		Par	Paid-in	Compre.
	Number	Value	Capital	Number	Value	Capital	Income	Deficit	Total

Balance, December 31, 2005	29,121,046	$29,121	$9,686,066	-	$-	$-	$160,999	$(6,890,802)	$2,985,384

Capital stock issued to acquire additional retail operations	49,729	50	14,505			-	-	-	14,555

Capital stock issued as a brokers fee	357,143	357	49,643	-	-	-	-	-	50,000

Preferred stock issued in financing, net	-	-		7,142,900	7,143	362,237	-	-	369,380

Adjustment to reflect fair value of warrants issued in financing, net	-	-	476,889	-	-	-	-	-	476,889

Adjustment to reflect fair value of beneficial conversion feature in financing	-	-	3,848,714	-	-	-	-	-	3,848,714

Foreign currency translation adjustment	-	-	-	-	-	-	11,604	-	11,604

Net loss for the year	-	-	-			-	-	(9,927,265)	(9,927,265)

Balance, December 31, 2006	29,527,918	$29,528	$14,075,817	7,142,900	$7,143	$362,237	$172,603	$(16,818,067)	$(2,170,739)

SEE ACCOMPANYING NOTES

WIRELESS AGE COMMUNICATIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2006 and 2005
(Stated in US Dollars)

Note 1	Nature of Operations and Basis of Presentation

The Company, through its 99.7% owned subsidiary, Wireless Age Communications Ltd. (“WACL”) is in the business of operating retail cellular and telecommunications outlets in cities in western Canada. A wholly owned subsidiary, mmwave Technologies Inc. (“mmwave”), is a distributor, systems integrator and representative of wireless, microwave and fibre optic components, test systems and subsystems. It also provides a range of technical solutions to the Canadian markets primarily in the manufacturing and service provider segments of the communications industry. Another wholly owned subsidiary, Knowlton Pass Electronics Inc. (“Knowlton Pass”), is a network operator providing wireless connectivity solutions to commercial and municipal customers. The Company, through its other wholly owned subsidiaries Wireless Source Distribution Ltd. (“Wireless Source”), Prime Wireless Corporation (“Prime Wireless”), Prime Battery Products Limited (“Prime Battery”) and Marlon Distributors Ltd. (“Marlon”) is in the business of distributing two-way radio products, prepaid phone cards, wireless accessories and various battery and ancillary electronics products in Canada. WACL was acquired on October 8, 2002, Knowlton Pass was acquired on July 31, 2005, mmwave was acquired on March 4, 2005, Prime Wireless was acquired on March 13, 2003, Wireless Source was acquired on September 19, 2003, Marlon was acquired on July 30, 2004 and Prime Battery was acquired on September 16, 2004. Prior to the acquisition of WACL, the Company was characterized as a pre-exploration stage company and had an option to purchase a mining lease in the State of Utah, United States of America. This option agreement was in default and the Company terminated the lease. Consequently, the Company is no longer in the mineral and exploration business.

The Company was incorporated in the State of Nevada on November 17, 2000 as Lennoc Ventures, Inc. On October 20, 2002, the Company changed its name to Wireless Age Communications, Inc.

Discontinued Operations

The operating results of Knowlton Pass for the period August 1, 2005 to December 31, 2006 have been classified as discontinued operations - Note 15. In addition the assets and liabilities of Knowlton Pass have been segregated as assets and liabilities held for sale.

Going Concern Basis of Presentation

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. As shown in the accompanying financial statements, as at December 31, 2006 the Company has incurred losses of $9,927,265, has a working capital deficit of $3,595,970 and a stockholders’ deficiency of $2,170,739. As a result, substantial doubt exists about the Company’s ability to continue to fund future operations using its existing resources.

In order to meet its near term obligations with its secured and unsecured creditors and provide the necessary funding for future operations, the Company will have to reorganize its operations and/or raise additional financing, none of which is assured. Management has taken certain restructuring steps, including changes in management and the composition of the Company’s Board of Directors. In addition it intends to explore all options including the possible sale of the retail operating segment and the remaining commercial segment business for cash (Note 22). Cash proceeds from a possible sale might be utilized to improve the Company’s financial position and seek new business acquisitions.

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2006 and 2005
(Stated in US Dollars) - Page 2

Note 2	Summary of Significant Accounting Policies

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America.

The consolidated financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results may differ from these amounts.  The reported amounts subject to significant management estimates are impairment of assets (including goodwill), receivables, inventory, deferred revenue, and deferred tax assets.

Consolidated Financial Statements

The consolidated financial statements include the accounts of the Company, its wholly-owned inactive subsidiaries DB Sim Holdings Ltd. (“DB Sim”) and 1588102 Ontario Inc. (“1588102”), its wholly owned operating subsidiaries Knowlton Pass, mmwave, Prime Wireless, Wireless Source, Prime Battery, Marlon and its 99.7% owned subsidiary, WACL. The company is incorporated under the laws of the state of Nevada. DB Sim, WACL and Wireless Source are incorporated under the laws of the province of Saskatchewan, Canada. Prime Wireless, Prime Battery and 1588102 are incorporated under the laws of the province of Ontario, Canada. Knowlton Pass, mmwave and Marlon are incorporated federally under the laws of Canada. All inter-company transactions and balances have been eliminated.

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
December 31, 2006 and 2005
(Stated in US Dollars) - Page 3

Property, Plant and Equipment

Property, plant and equipment are recorded at cost less accumulated amortization. Amortization is provided over estimated useful life of the assets using the following annual rates:

Computer hardware	30% declining balance
Computer software	2 years straight-line
Equipment under capital lease	10 years straight-line
Leasehold improvements	5 years straight-line
Office equipment	10 years straight-line
Rental equipment	30% declining balance
Network equipment	30% declining balance
Vehicles under capital lease	30% declining balance
Shop tools / service equipment	10 years straight-line

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

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2006 and 2005
(Stated in US Dollars) - Page 4

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

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, receivables, bank indebtedness, accounts payable and accrued liabilities income taxes payable and customer deposits approximates fair value because of the short maturity of these instruments. The carrying value of long-term debt, amounts due to shareholders and due to and from related parties also approximates fair value. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risk arising from these financial instruments.

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2006 and 2005
(Stated in US Dollars) - Page 5

Capital Leases

The Company’s policy is to record leases, which transfer substantially all benefits and risks incidental to ownership of property, as acquisitions of property and equipment and to record the incurrences of corresponding obligations as liabilities. Obligations under capital leases are reduced by rental payments net of imputed interest.

Income Taxes

The Company follows Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes”(“FAS 109”) which requires the use of the asset and liability method of accounting of income taxes. Under the assets and liability method of FAS 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carryforwards and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled.

Basic and Diluted Earnings (Loss) Per Share

The Company reports loss per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share”. Loss per share is computed using the weighted average number of shares outstanding during the year. Diluted earnings per share includes the potentially dilutive effect of outstanding common stock options and warrants which are convertible to common shares. Diluted loss per share is not presented when the results would be “anti-dilutive”.

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

Revenue Recognition

The Company recognizes revenue from the sale of telecommunications equipment, digital subscriber line equipment, accessories and other electronics products when the products are delivered and accepted by the customer. Activation commission fees earned from the telephone companies are recognized at the time of activation by the customer and include the sale of post paid cellular service contracts, high speed internet and television services. Residual commission fees are recognized at the time they are earned. The Company receives revenue from rental contracts for radio equipment and recognizes the revenue upon completion of the service. The Company receives co-op advertising revenue from the telephone companies based on the requirement to spend 30% - 60% of the available co-op advertising allotment. Any amount received under this program is deducted from advertising expense.

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2006 and 2005
(Stated in US Dollars) - Page 6

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

Shipping and Handling

The Company follows EITF Issue 00-10, “Accounting for Shipping and Handling Fees and Costs” (Issue 00-10). Issue 00-10 requires that all amounts billed to customers related to shipping and handling should be classified as revenues. Our product costs include amounts for shipping and handling, therefore, we charge our customers shipping and handling fees at the time the products are shipped or when services are performed. The cost of shipping products to the customer is recognized at the time the products are shipped to the customer and our policy is to classify them as cost of goods sold.

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

Cash and Cash Equivalents

Cash and cash equivalents are included at cost, which approximates market. At December 31, 2006, the Company's cash and cash equivalents were held primarily by one financial institution. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents, while those having original maturities in excess of three months are classified as marketable securities or as long-term marketable securities.

Advertising and Marketing Costs

The Company expenses the costs of advertising and marketing as incurred. The Company incurred $535,206 and $354,005 of advertising and marketing expenses during the years ending December 31, 2006 and 2005, respectively.

F-13

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2006 and 2005
(Stated in US Dollars) - Page 7

Discontinued Operations

The Company has followed Statement of Financial Accounting Standard No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”. Accordingly, the Company recognized as discontinued operations the results of the Knowlton Pass subsidiary which was sold in February 2007. The Company has also written down the assets relating to Knowlton Pass to their respective fair values.

Convertible Preferred Stock

The Company has followed Financial Accounting Standards Board, Emerging Issues Task Force (“EITF”) abstracts 98-5 and 00-27 and has recorded a non-cash charge to income representing the intrinsic value of the beneficial conversion option inherent in the preferred stock.

The Company has also determined the relative fair values of the warrants and the preferred stock and has charged the fair value of the warrants additional paid in capital.

Note 3	Receivables

	2006	2005
Accounts receivable - trade	$3,965,970	$3,148,114
Allowance for doubtful accounts	(311,085)	(66,147)

	$3,654,885	$3,081,967

Note 4	Due (to)/from Related Parties

During the year, the Company entered into transactions with related parties. The Company made sales and provided services to W3 Connex Inc. an entity with certain shareholders who are officers of the Company. The Company also provided services to Xpress Test Solutions Inc. an entity in which certain shareholders are officers of the Company. During the year ended December 31, 2005 the Company also acquired a loan provided to Xpress Test Solutions Inc. in the mmwave Technologies Inc. acquisition. The Company provided management services, during the year ended December 31, 2005, to Midland International Corporation an entity in which the Company has an equity interest and also has certain directors and officers in common. Simmonds Mercantile and Management Inc., an entity in which a director of the Company is the sole shareholder provided management services to the Company during fiscal 2005.

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2006 and 2005
(Stated in US Dollars) - Page 8

Transactions entered into and balances outstanding at December 31, 2006 and 2005 were as follows:

	Sales to related party	Services provided by related party	Services provided to related party	Amount due from related party		Amount due to related party
Midland International Corporation:
December 31, 2006	$-	$-	$-		$-	$-
December 31, 2005	-	-	240,000		424,734	-

W3 Connex Inc.:
December 31, 2006	$234,615	$-	$57,966		$-	$-
December 31, 2005	295,621	-	63,473		192,524	-

Xpress Test Solutions Inc.:
December 31, 2006	$225	$-	$21,239		$90,003	$-
December 31, 2005	6,430	-	18,612		181,676	-

Simmonds Mercantile and Management Inc.
December 31, 2006	$-	$-	$-		$-	$-
December 31, 2005	-	468,020	-		-	-

Other:
December 31, 2006	$-	$-	$15,701		$-	$-
December 31, 2005	-	-	-		43,060	-

Total:
December 31, 2006	$234,840	$-	$79,205		$90,003	$-
December 31, 2005	302,051	468,020	322,085		841,994	-

Less current portion:
December 31, 2006				$	(90,003)	$-
December 31, 2005					(758,004)	-

Long term:
December 31, 2006					$-	$-
December 31, 2005					83,990	-

Xpress Test Solutions Inc.

On December 31, 2005, Xpress Test Solutions Inc. provided the Company a $181,676 (CAD$212,215) 8% promissory note pursuant to which Xpress Test Solutions Inc. agreed to repay the note over a two year period with an initial payment of $21,452 (CAD$25,000) in January 2006, followed by twenty three monthly payments of $6,985 (CAD$8,140) beginning on February 28, 2006 and ending on December 31, 2007. The shareholders of Xpress Test Solutions Inc. also entered into a Pledge and Security Agreement under which the shares of Xpress Test Solutions Inc. were pledged to the Company as security for the promissory note.

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2006 and 2005
(Stated in US Dollars) - Page 9

Midland International Corporation

On December 31, 2005, Midland International Corporation provided the Company an 8% promissory note in the amount of $424,734, pursuant to which Midland agreed to repay the note over a one year period with an initial payment of $100,000 on March 15, 2006, followed by three payments of $108,244.66 on June 30, 2006, September 30, 2006 and December 31, 2006. Midland also agreed to enter into a General Security Agreement providing a first charge security position on all of the assets of Midland to the Company. According to the terms of the promissory note, the Company has the option, but not the obligation, to convert the outstanding principal and interest payment due on each of June 30, 2006, September 30, 2006 and December 31, 2006 into shares of Midland common stock at $0.035 per share. The note is currently in default because the March 15, June 30, September 30 and December 31, 2006 payments were not received.

Substantial doubt exists regarding Midland’s ability to repay the promissory note, and therefore the Company has fully provided for a loss on the promissory note during the year ended December 31, 2006. In the event that the Company recovers any amounts it will record a gain in the period such amount is received. For accounting purposes the Company has reflected the $300,000 portion of the promissory note that reflects unpaid management fees and the $129,114 portion that reflects cash advances over and above management services provided as a loss from operations.

W3 Connex, Inc.

The Company, through its Commercial operating segment, sells products and provides engineering services to W3 Connex, Inc. on normal trade terms. As at December 31, 2006, W3 Connex Inc. owed the Company a historic balance of $246,156.

Substantial doubt exists regarding W3’s ability to pay the historic, and therefore the Company has fully provided for a loss on the account during the year ended December 31, 2006. In the event that the Company recovers any amounts it will record a gain in the period such amount is received. For accounting purposes the Company has reflected the $246,156 loss within the Impairment Charge (Note 12).

Other

Occasionally related parties pay certain costs on behalf of the Company and conversely the Company on occasion pays costs of related parties. The Company also provides services to related parties. The amounts owed to and from related parties do not have specific repayment terms.

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2006 and 2005
(Stated in US Dollars) - Page 10

Note 5	Property, Plant and Equipment

	2006			2005
		Accumulated
	Cost	Amortization	Net	Net
Computer hardware & software	$651,181	$586,488	$64,693	$91,472
Equipment under capital lease	141,954	132,138	9,816	24,060
Leasehold improvements	1,023,068	899,081	123,987	289,041
Office equipment	564,401	274,843	289,558	198,529
Rental equipment	507,492	277,457	230,035	142,154
Network equipment	-	-	-	414,263
Vehicles under capital lease	491,986	73,798	418,188	-
Shop tools and service equip	154,349	51,497	102,852	19,261

	$3,534,430	$2,295,301	$1,239,129	$1,178,780

Note 6	Investments

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

Held to Maturity Investment

During September 2005, the Company acquired 200,000 common shares of Infinity Capital Corporation, representing a less than 4% ownership interest, for a cash payment of $20,000. Although Infinity Capital Corporation files reports with the SEC, the shares are not eligible to trade at this time. At December 31, 2006, the Company determined that the investment in Infinity Capital Corporation was impaired and accordingly wrote off its $20,000 investment. The loss was recorded in Impairment Charges (Note 12).

Equity under significant influence

During the year ended December 31, 2005, the Company increased its investment in Midland International Corporation (formerly Azonic Corporation) and acquired an additional 400,000 common shares of Midland a publicly traded entity listed on the NASD over-the-counter-bulletin-board in exchange for 225,000 shares of the Company’s stock valued at $158,738. As at December 31, 2005, the Company held a total of 4,860,000 common shares of Midland, representing a 15.8% ownership interest. During the year ended December 31, 2006 the Company recorded sufficient equity losses to result in a nil carrying value. On December 29, 2006, the Company disposed of the remaining securities for $48,600 in cash.

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2006 and 2005
(Stated in US Dollars) - Page 11

The Company treats the Midland investment as an equity investment due to a common officer between both entities.

The investment is recorded using the equity method and has been adjusted as follows:

Balance at Dec 31, 2005	$12,507
Share of loss of Midland	(12,507)
Net investment in subsidiary	$-

Note 7	Intangible Assets and Goodwill

Intangible assets

	Gross Carrying Amount	Accumulated Amortization	2006 Net	2005 Net
Intangible assets subject to amortization:
Retail segment:
Residual premiums	$933,640	$(827,852)	$105,788	$114,948
Agency fee	274,584	(177,622)	96,962	124,678

Total intangible assets subject to amortization:	1,208,224	(1,005,474)	202,750	239,626

Total intangible assets	1,208,224	(1,005,474)	202,750	239,626

The Company does not have intangible assets which are not subject to amortization.

Aggregate amortization expense for the year ended December 31, 2006 was $103,895.

Estimated amortization expense:

For the year ended December 31, 2007	$90,300
For the year ended December 31, 2008	$43,247
For the year ended December 31, 2009	$43,247
For the year ended December 31, 2010	$25,956

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2006 and 2005
(Stated in US Dollars) - Page 12

Goodwill

The changes in the carrying amount of goodwill for the year ended December 31, 2006, are as follows:

	Retail Segment	Commercial Segment	Total

Balance as of January 1, 2006	$241,026	$1,226,174	$1,467,200
Goodwill acquired	-	-	-
Impairment losses	-	(1,226,174)	(1,226,174)

Balance as of December 31, 2006	$241,026	$-	$241,026

In accordance with SFAS No 142, “Goodwill and Other Intangible Assets” the goodwill and intangible assets were reviewed for impairment on an annual basis. As a result of the Company’s analyses during fiscal 2006 a portion of goodwill associated with the commercial segment was determined to be impaired and was written down by $1,226,174 to $nil (see Impairment Charges - Note 12). The goodwill impairment is primarily associated with restructuring steps initiated within the Commercial operating segment. Finally it was determined by the Company that the remaining retail segment intangible assets and goodwill are not impaired and have retained their value and accordingly no further write down was required.

As a result of the Company’s analyses during fiscal 2005 a portion of goodwill was determined to be impaired and was written down by $4,070,754 to $1,467,200 (during the same period the Company recorded an increase in goodwill of $2,392,535 as result of acquisitions - see Note 18). It was also determined that the intangible assets associated with the Midland trade-name, Vertex Standard distribution and supply agreements were impaired and they were also written down by $284,500 to zero. It was also determined that the intangible assets associated with iMobile trade-name, customer lists and relationships were impaired and they were written down by $761,000 to zero. It was also determined that the intangible assets associated with certain distribution rights were impaired and they were written down by $14,080 to zero.

Note 8	Bank Indebtedness, Long-Term Debt and Obligations Under Capital Leases

Loan and bank indebtedness

The Company has a line of credit of $644,000 (CAD$750,000) with a registered Canadian bank, secured by the accounts receivable and inventory of a business entity within the commercial segment of which $305,844 (CAD$356,431) was drawn as of December 31, 2006. The interest rate applicable to this borrowing is prime plus 2%. According to the banking agreement the Company is required to maintain certain balance sheet ratios. At December 31, 2005 the Company was in breach of two of these covenants.

The Company also has a line of credit of $1,287,000 (CAD$1,500,000) with an asset based lender, secured by accounts receivable and inventory of the retail segment and another legal entity within the commercial segment of which $1,277,398 (CAD$1,488,681) was drawn on December 31, 2006. Pursuant to the terms of the financing arrangement the Company discounts receivables at $0.575 (approximately CAD$0.67) per day per $1,000 - which results in an effective interest rate of approximately 27% per annum.

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2006 and 2005
(Stated in US Dollars) - Page 13

At December 31, 2006 the bank indebtedness consisted of:

Bank overdraft	$400,103
Bank line of credit	305,844
Asset based line of credit	1,277,398
1,983,345

Long-term debt

	2006	2005
Note payable, secured by common shares of Wireless Canada, repayable in one instalment payment of $68,646 (CAD$80,000) on April 30, 2004 and the balance in monthly instalment payments of $9,648 (CAD$11,244) commencing June 1, 2004 including interest at 6% per annum (principal CAD$183,227).	$-	$48,005
	-	48,005
Less: current portion:	-	(48,005)

	$-	$-

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2006 and 2005
(Stated in US Dollars) - Page 14

Obligations Under Capital Leases

	2006	2005
Obligations under capital lease to Williamson Leasing in monthly payments ranging between $632 (CAD$736) and $1,476 (CAD$1,721) including interest at 7.0%. Service vehicles (13) are pledged as security.	$439,340	$-

Obligation under capital lease to Bodkin Leasing in monthly payments of $495 (CAD$577) including interest at 16.7%. Equipment is pledged as security.	13,655	-

Obligation under capital lease to National Leasing in monthly payments of $335 (CAD$390) including interest at 16.2%. Equipment is pledged as security.	9,004	-

Obligation under capital lease to CIT in monthly payments of $1,126 (CAD$1,312) including interest at 15.0%. Equipment is pledged as security.	43,497	-

Obligation under capital lease to Kempenfelt Capital in monthly payments of $558 (CAD$650) including interest at 14.0%. Equipment is pledged as security.	16,702	-

Obligation under capital lease to National Leasing in monthly payments of $347 (CAD$404) including interest at 11.0%. Equipment is pledged as security.	15,088	-

Obligation under capital lease to National Leasing in monthly payments of $213 (CAD$248) including interest at 16.2%. Equipment is pledged as security.	8,542	-

Obligation under capital lease to Alliance Funding in monthly payments of $1,458 (CAD$1,699) including interest at 12.5%. Equipment is pledged as security.	23,827	-

Obligation under capital lease to Ingram Bodkin Capital in monthly payments of $626 (CAD$729) including interest at 12.5%. Equipment is pledged as security.	13,229	-

	$582,885	$-
Less: current portion	(166,518)	-

	$416,367	$-

Minimum lease payments on capital lease obligations are as follows:

2007	$210,078
2008	201,329
2009	228,993
2010	18,972
2011	5,689

665,061
Less imputed interest	(82,176)

Lease obligation	582,885
Less: current portion	(166,518)

$416,367

F-20

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2006 and 2005
(Stated in US Dollars) - Page 15

Note 9	Accounts Payable and Accrued Liabilities

	2006	2005
Accounts payable - trade	$5,166,756	$5,441,821
Accrued liabilities	1,640,283	735,295

	$6,807,039	$6,177,116

Note 10	Due to Shareholders

	2006	2005
Note payable (unsecured) to the former shareholders of mmwave repayable in quarterly instalment payments of $32,000 (CDN$37,786) including interest at 8% per annum (principal CDN$222,997).	$178,569	$191,743

	178,569	191,743
Less: current portion:	(178,569)	(159,254)

	$-	$32,489

The Company has failed to make payments under the terms of the note. During fiscal 2005 and 2006 the Company only made partial payments to a former minority shareholder of mmwave. Future estimated repayments including principal and interest are as follows:

2007	$178,569

$178,569

Note 11	Capital Structure

Common Stock

The Company is authorized to issue up to 100,000,000 common shares. As of December 31, 2006, there were 29,527,918 common shares issued.

Voting Rights

The holders of common stock have one vote per share. Holders of common stock are not entitled to vote cumulatively for the election of directors. Generally, all matters to be voted on by shareholders must be approved by a majority, or, in the case of the election of directors, by a plurality, of the votes cast at a meeting at which a quorum is present, voting together as a single class.

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2006 and 2005
(Stated in US Dollars) - Page 16

Dividends

Holders of common stock will share ratably in any dividends declared by the board of directors. Dividends consisting of shares of common stock may be paid to holders of shares of common stock.

Other Rights

Upon the liquidation, dissolution or winding up of the Company, all holders of common stock are entitled to share ratably in any assets available for distribution to holders of shares of common stock. No shares of common stock are subject to redemption or have preemptive rights to purchase additional shares of common stock.

Warrants

The following is a summary of common stock warrant activity for 2006 and 2005:

	Number of Shares to Purchase under Warrants	Expiry Date

Balance, December 31, 2004	183,333	Between September 30, 2004 and October 15, 2006
Exercised	-
Cancelled	(33,333)

Balance, December 31, 2005	150,000
Issued	15,014,286	Between August 2, 2007 and August 3, 2011
Cancelled	(150,000)
Exercised	-

Balance, December 31, 2006	15,014,286	Between August 2, 2007 and August 3, 2011

Warrants outstanding at December 31, 2006 are summarized as follows:

Number	Price		Year of Issue	Vesting Period	Term

14,286	$0.14		2006	vested	1 year
7,500,000	$0.125	[1]	2006	vested	5 years
7,500,000	$0.25	[1]	2006	vested	5 years

1 Under the terms of a Preferred Stock Purchase Agreement (PSPA) entered into with Barron Partners LP on August 3, 2006, the initial exercise price of certain warrants were adjusted from $0.25 to $0.125 per share for 7,500,000 A warrants and from $0.50 to $0.25 per share for B warrants due to the Company failing to attain minimum pre-tax earnings per share targets, as described in Note 13.

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2006 and 2005
(Stated in US Dollars) - Page 17

Should all exercisable warrants as of December 31, 2006 be exercised, the total additional consideration available to the Company is approximately $2,814,500. A maximum of 15,014,286 common shares would be issued.

Stock Options

The Company does not have a Stock Option plan.

Preferred Stock

The Company is authorized to issue up to 10,000,000 preferred shares. At December 31, 2006, there were 7,142,900 Series A convertible preferred shares.

Each share of Series A Preferred Stock shall have a par value of $0.001 per share.

No dividends shall be payable with respect to the Series A Preferred Stock. No dividends shall be payable with respect to the Common Stock while the Series A Preferred Stock is outstanding. The Common Stock shall not be redeemed while the Series A Preferred Stock is outstanding.

The Series A Preferred Stock have no voting rights.

Each share of Series A Preferred Stock shall be initially convertible into one (1) share of Common Stock at the option of the Holders, at any time.

1588102 Ontario Inc. Preferred Shares

During 2005, 1588102 Ontario Inc., a wholly owned subsidiary of the Company, issued 4,500,000 preferred shares to a related party as part of an acquisition (note 18). The preferred shares are exchangeable into 4,500,000 shares (plus any declared but unpaid dividends) of the Company’s common stock.

Note 12	Impairment Charges

The Company recorded impairment charges of $2,967,556 ($2,723,219 recorded within continuing operations and $244,337 recorded in discontinued operations) and $5,130,334 during the years ended December 31, 2006 and 2005, respectively.

The fiscal 2006 impairment charge reflects adjustments to the carrying value of certain commercial segment assets arising from subsequent events which occurred during the first quarter of fiscal 2007. The condition existed at December 31, 2006 and therefore the Company recorded impairment charges adjusting the carrying value of these assets at year end. After December 31, 2006, the Company began a restructuring process within its commercial segment as a result of: 1) the restructuring efforts within its wholly owned subsidiary mmwave, and 2) the impairment of certain assets of the Company’s wholly owned subsidiary Knowlton Pass (which operates as Wireless Works and has been classified as discontinued operations - Note 15). In addition, the Company recorded certain corporate impairment charges not associated with the restructuring.

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2006 and 2005
(Stated in US Dollars) - Page 18

The fiscal 2005 impairment charge reflected management’s annual analysis of the carrying value of goodwill and intangible assets which resulted in the write down of certain commercial segment intangible assets and goodwill.

The fiscal 2006 impairment charges consisted of:

2006
mmwave impairment charges:
Incremental bad debt provision	$229,162
Due from related parties (Note 4)	246,156
Inventory	354,161
Work in progress	150,209
Prepaid expenses	88,498
Goodwill (Note 7 and 18)	1,226,174
Capital assets	408,859

Total mmwave impairment charges	$2,703,219

Impairment of carrying value of investment in Infinity (Note 6)	20,000

Total impairment charges from continuing operations	$2,723,219

Wireless Works impairment charges:
Incremental bad debt provisions	29,545
Inventory	27,036
Capital assets	187,756

Total impairment charges from discontinued operations	$244,337

Total 2006 impairment charges	$2,967,556

The fiscal 2005 impairment charges consisted of:

2005
Impairment of:
Commercial segment goodwill	$4,070,754
Intangible assets associated with Midland trade-name, Vertex Standard distribution and supply agreements	284,500
iMobile tradename, customer lists and relationships	761,000
Distribution rights	14,080

Total 2005 impairment charges	$5,130,334

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2006 and 2005
(Stated in US Dollars) - Page 19

Note 13	Dividend Expense on Issuance of Preferred Stock

On August 3, 2006, the Company entered into a Preferred Stock Purchase Agreement (“PSPA”) with Barron Partners LP (Barron), pursuant to which Barron was issued $1,000,000 of Series A convertible preferred stock and warrants to purchase a total of 15,000,000 common shares.

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

The Company initially recorded a dividend expense on issuance of preferred stock of $1,707,153 representing the initial value of the conversion feature of the preferred stock on date of issuance. This non-operating expense arises from Financial Accounting Standards Board, Emerging Issues Task Force (“EITF”) abstracts 98-5 and 00-27 and represents a non-cash charge to income representing the intrinsic value of the beneficial conversion option inherent in the preferred shares.

On December 31, 2006, the Company recorded an additional $2,141,561 dividend expense to recognize the incremental value of the conversion feature resulting from not attaining the fiscal 2006 $0.012 pre-tax earnings per share target. Pursuant to EITF 98-5 a contingent beneficial conversion feature is measured at commitment date but is not recognized in earnings until the contingency is resolved.

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2006 and 2005
(Stated in US Dollars) - Page 20

The fiscal 2006 dividend expense on issuance of preferred stock is summarized as follows:

2006

Recognition of initial beneficial conversion feature	$1,707,153
Subsequent recognition of beneficial conversion feature arising from resolution of contingency	2,141,561

Total dividend expense on issuance of preferred stock	$3,848,714

Note 14	(Gain) on Investments, Net

	2006		2005
Gain on disposal of Midland International shares (Note 4)	$	(48,600)		$-
Gain on investment in RELM warrants		$-	$	(35,853)

	$	(48,600)	$	(35,853)

Note 15	Discontinued Operations

During the year ended December 31, 2006 the Company began a process of reviewing all non-profitable divisions, sub-categories, lines of business or segments for their long term viability. Through this process the Company came to the conclusion that the Wireless Works business unit (component of the Commercial operating segment) was non-strategic in the long run, difficult to fund and placed the unit for sale. As of December 31, 2006, the operating results of the Wireless Works business unit have been classified as discontinued operations. The comparative figures for 2005 have been reclassified also to reflect the same treatment. The operating results also include the severance provisions and costs of certain senior management employees terminated as a result of the disposal decision. Management expects that other non-performing or marginal business operations will be disposed of, abandoned or wound down during fiscal 2007.

The summarized operating results for discontinued operations are as follows:

	2006	2005

Revenues	$498,540	$200,952
Costs and expenses	1,905,673	386,644

Net loss	$(1,407,133)	$(185,692)

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2006 and 2005
(Stated in US Dollars) - Page 21

Assets and liabilities of discontinued operations as at December 31, 2006 and 2005 are summarized as follows:

	2006	2005

Receivables	$114,714	$125,426
Inventory	-	27,092
Prepaid expenses	4,520	10,525

	119,234	163,044

Property, plant and equipment	228,741	419,100

Total assets	$347,975	$582,144

Bank indebtedness	$5,686	$25,112
Accounts payable and accrued liabilities	473,771	233,198
Deferred revenue and customer deposits	41,103	42,134
Current portion of long term debt	67,051	-

Total liabilities	$587,611	$300,444

At December 31, 2006, certain assets of discontinued operations were judged to be impaired and were written down. The Company recorded an additional reserve for doubtful accounts of $29,545, inventory of $27,036 was written down to $nil and capital assets were written down by $187,756 from $416,497 to $228,741. The write downs were classified within the above loss from discontinued operations and explained further in Note 12.

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2006 and 2005
(Stated in US Dollars) - Page 22

Cashflows of discontinued operations for the year ended December 31, 2006 and 2005 were as follows:

	2006	2005

Net loss from discontinued operations	$(1,407,133)	$(185,692)
Items not involving cash:
Impairment charges	244,337	-
Amortization	177,431	36,688
Foreign exchange losses	16,136	-
Changes in operating assets and liabilities:
Accounts receivable	(13,409)	(40,417)
Inventory	56	(8,255)
Prepaid expenses	6,005	(10,525)
Accounts payable and accrued liabilities	341,659	213,061
Deferred revenues	(1,029)	(22,845)

Net cash (used in) operating activities:	(635,947)	(17,986)

Net cash (used in) investing activities:	(21,343)	(411,358)

Net cash provided by financing activities:	47,626	7,609

Net decrease in cash from discontinued operations	$(609,663)	$(421,735)

Note 16	Commitments and Contingencies

Commitments

The Company leases its premises, certain operating equipment and automobiles under agreements requiring aggregate minimum payments over the next five years as follows:

2007	$780,762
2008	742,482
2009	494,828
2010	342,703
2011	32,547

$2,393,322

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2006 and 2005
(Stated in US Dollars) - Page 23

The Company is committed under a severance obligations to pay Brad Poulos the Company’s former CEO and Chairman a total of approximately $360,000 over three years and Glenn Poulos a former director of the Company and an officer of a wholly owned subsidiary a total of approximately $122,000 over a one year period (Note 22).

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

The Company’s subsidiary mmwave has received several Statements of Claim from unsecured creditors seeking payment for outstanding amounts owed. Claim amounts have ranged between $42,903 and $454,735. All amounts are fully provided for in liabilities.

The landlord of the Company’s office location at 6200 Tomken Road, Mississauga, Ontario, Canada has terminated the lease with mmwave. On February 15, 2007, the Company received a Notice of Default letter from the landlord of the 6200 Tomken Road premises and on March 19, 2007 the landlord served a Statement of Claim on mmwave, Glenn Poulos and Gary Hokkanen. Glenn Poulos is a former director and officer of the Company and Gary Hokkanen is the Company’s Chief Financial Officer. In the case of mmwave the plaintiff’s claim totals CAD$1,320,936 and in the case of Glenn Poulos and Gary Hokkanen the claim is for CAD$1,000,000. Management believes the suit is without merit and has not provided a reserve for this claim due to the uncertainty of the outcome and the inability to estimate the loss. The Company will recognize the loss when incurred, if any.

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2006 and 2005
(Stated in US Dollars) - Page 24

Note 17	Income Taxes

The following table summarizes the significant components of the Company’s deferred tax assets:

	2006	2005
Deferred Tax Assets
Non-capital loss carryforward	$2,071,000		$668,000
Property, plant and equipment - temporary timing difference	(79,000)		(17,000)

Gross deferred tax assets	1,992,000		651,000
Valuation allowance for deferred tax asset	(1,992,000)		-

Total deferred tax asset	$-		$651,000
Less: current portion	-		(668,000)

Long-term portion of deferred tax asset	$-	$	(17,000)

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is likely to be realized from future operations. The Company has chosen to provide an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry. All balances relate to Canadian transactions.

No current provision for income taxes has been provided in these financial statements due to the net loss. At December 31, 2006 the Company has net operating loss carryforwards totalling approximately $4,900,000, the benefit of which has not been recorded in the financial statements.

Reconciliation’s between the statutory federal income tax rate and the Company's effective income tax rate were as follows:

Year Ended December 31,	2006
Effective income tax rate	36%

The total provision for income taxes differs from that amount which would be computed by applying the United States income tax rate to income (loss) before provision for income taxes.

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2006 and 2005
(Stated in US Dollars) - Page 25

The reasons for these differences are as follows:

Year Ended December 31,	2006
Expected income tax provision	(2,800,000)
Non-deductible impairment charges and dividend expense	2,400,000
Other timing differences	400,000

Current income tax provision	-

Note 18	Business Acquisitions

mmwave Technologies Inc.

On March 4, 2005, the Company acquired all of the issued and outstanding shares of mmwave Technologies Inc. (“mmwave”) in exchange for 4,500,000 shares of the Company’s common stock. The consolidated financial statements include the operating results of mmwave effective March 5, 2005.

The total consideration for the acquisition was $1,628,100 representing the value of the 4,500,000 common shares. The value of the common shares was determined based on a 33% discount off the closing share trading price on the date of acquisition.

The business combination is accounted for using the purchase method. The fair value of the assets and liabilities acquired are as follows:

Cash	$256,050
Current assets	2,174,396
Property, plant and equipment	108,357
Goodwill	1,226,174

3,764,977
Current liabilities	2,136,877

Net assets acquired at fair values	$1,628,100

Total consideration
4,500,000 common shares	$1,628,100

The $1,226,174 of goodwill was assigned to the commercial segment. On December 31, 2006, the Company wrote off the goodwill due to impairment (Note 12).

Knowlton Pass Electronics Inc.

On July 31, 2005, the Company acquired all of the issued and outstanding shares of Knowlton Pass Electronics Inc. (“Knowlton Pass”) in exchange for 540,000 shares of the Company’s common stock. The consolidated financial statements include the operating results of Knowlton Pass effective August 1, 2005.

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2006 and 2005
(Stated in US Dollars) - Page 26

The total consideration for the acquisition was $215,730 representing the value of the 540,000 common shares. The value of the common shares was determined based on a 15% discount off the closing share trading price on the date of acquisition.

The business combination is accounted for using the purchase method. The fair value of the assets and liabilities acquired are as follows:

Current assets	$103,846
Property, plant and equipment	219,148
Goodwill	982,511

1,305,505
Current liabilities	1,089,775

Net assets acquired at fair values	$215,730

Total consideration
540,000 common shares	$215,730

The $982,511 of goodwill was assigned to the commercial segment. This goodwill was written off during fiscal 2005 (Note 7). During fiscal 2006 the Company placed the Knowlton Pass business unit for sale and accordingly has reflected its results as discontinued operations (Note 15).

Wireless Age Communications Ltd.

During 2005 the Company acquired additional common shares of its operating subsidiary held by third parties representing an additional 5.7% of the issued common shares. As a result of these additions the Company increased its ownership position in Wireless Age Communications Ltd. to 99.7%. The aggregate purchase price was $141,888 representing 61,200 common shares and a cash payment of $100,000. The value of the shares was determined based on a 15% discount off the closing share trading price on the date of acquisition. The discount is intended to reflect the share trading restrictions placed on the stock.

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2006 and 2005
(Stated in US Dollars) - Page 27

The business combination is accounted for using the purchase method. The allocation of the purchase price was as follows:

Minority interest	$23,915
Goodwill	117,973

Net assets acquired at fair values	$141,888

Total consideration
61,200 common shares	$41,888
Cash	100,000

$141,888

The $117,973 of goodwill was assigned to the retail segment. The Company does not expect to deduct this amount for tax purposes.

Note 19	Economic Dependence

The Company's main source of income is derived from the sale of cellular phones and its related products and services. Its ability to continue viable operations is dependent upon maintaining its ability to act as an authorized sales agent for two provincial telephone companies, designated company X and Y herein. The following amounts are recorded in accounts receivable and revenue in the financial statements:

	2006	2005
Accounts receivable
Company X	$782,624	$624,615
Company Y	421,469	388,800

	$1,204,093	$1,013,415

Revenue
Company X	$6,372,549	$4,783,581
Company Y	2,752,706	2,486,722

	$9,125,255	$7,270,303

Note 20	Segmented Information

SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information,” established standards for reporting information about operating segments in the Company’s financial statements. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. The Company operates in two operating segments the retail and commercial operations.

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2006 and 2005
(Stated in US Dollars) - Page 28

The following table shows revenues, profit or loss and identifiable assets by operating segment:

	2006	2005
Revenues
Retail - sale of tangible products	$10,418,257	$8,213,074
Retail - activation commissions and residual payments	3,457,384	3,119,622
Commercial - sale of tangible products	19,084,530	12,001,451
Commercial - activation commissions and residual payments	632,676	690,712

Consolidated revenues	$33,592,847	$24,024,859

Profit or Loss
Retail	$1,613,783	$1,050,631
Commercial (including impairment charges)	(4,362,660)	(4,387,405)
Unallocated amounts:
Corporate costs	(5,771,255)	(1,117,428)
Loss from discontinued operations (Note 15)	(1,407,133)	(185,692)

Consolidated loss	$(9,927,265)	$(4,639,894)

Assets
Retail	$4,898,489	$3,482,920
Commercial	2,466,105	3,100,816
Intangible assets and goodwill - retail	443,776	480,652
Intangible assets and goodwill - commercial	-	1,226,174
Unallocated corporate assets	51,786	1,199,686
Assets of discontinued operations held for sale	347,975	582,144

Consolidated assets	$8,208,131	$10,072,392

Note 21	New Accounting Standards

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
December 31, 2006 and 2005
(Stated in US Dollars) - Page 29

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

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact of adopting FIN 48 on our financial statements.

In September 2006, FASB issued SFAS 157 ‘Fair Value Measurements’. This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The management is currently evaluating the effect of this pronouncement on financial statements.

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 provides guidance on how to evaluate prior period financial statement misstatements for purposes of assessing their materiality in the current period. If the prior period effect is material to the current period, then the prior period is required to be corrected. Correcting prior year financial statements would not require an amendment to prior year financial statements, but such correction would be made the next time the company files the prior year financial statements. Upon adoption, SAB 108 allows a one-time transitional cumulative effect adjustment to retained earnings for correction of prior period misstatement required under this statement. SAB108 is effective for fiscal years ending after November 15, 2006. The adoption of SAB108 did not have a material effect on the Company’s financial statements.

In February 2007, the FASB issued FASB Statement NO. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS 159”). The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains or loses on items for which the fair value option has been elected in earnings (or another performance indication if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. FASB No. 159 is effective as of the beginning of the fiscal years beginning after November 15, 2007. The adoption of SFAS 159 is not expected to be material to the Company’s financial statements.

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2006 and 2005
(Stated in US Dollars) - Page 30

Note 22	Subsequent Events

In connection with the restructuring described below the Company  plans on operating its retail segment, which had a profit as described in Note 20 of $1,613,783 in the previous year, or to effect a profitable sale of this segment (Note1).

mmwave Restructuring and Default Notices

Due to continued deterioration of the financial operating results of the Company’s wholly owned subsidiary mmwave, management began a restructuring of the business unit. Substantially all of mmwave’s employees were terminated effective February 1, 2007 and several office locations were closed. The restructuring resulted in several of the Company’s assets being determined to be impaired (Note 12). On March 19, 2007, the Company received a Statement of Claim from the landlord of the 6200 Tomken Road premises. On February 26, 2007, the Company received a notice of default letter from the secured lender of mmwave, pursuant to which the Company agreed to repay the indebtedness to the lender in full prior to March 23, 2007. The Company subsequently failed to meet the repayment deadline.

Appointment of New Chief Executive Officer

On February 4, 2007, Brad Poulos resigned as Chief Executive Officer of the Company. On the same date, the Board appointed John Simmonds as a director and as the Company’s interim Chief Executive Officer. In addition, the Board has appointed Carrie Weiler, the Company’s Corporate Secretary, as a director.

Officer and Director Resignations

On February 13, 2007, David Valliere resigned as a member of the Board of Directors On February 19, 2007, Glenn Poulos entered into an agreement with the Company whereby he resigned as a member of the Board of Directors of the Company, as President of the Company’s wholly owned subsidiary mmwave Technologies Inc. (“mmwave”) and as a Director of mmwave. Under the provision of the agreement Glenn Poulos will receive a severance of approximately $122,000 over a one year period (Note 16). On February 19, 2007, Bradley Poulos entered into an agreement with the Company whereby he resigned as President of the Company and as Chairman of the Board of Directors. Under the provision of his agreement Brad Poulos will receive a severance of approximately $360,000 over a three year period (Note 16). With his resignation as an officer of the Company he became an independent non-executive member of the Board of Directors.

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2006 and 2005
(Stated in US Dollars) - Page 31

Brad Poulos and Glenn Poulos agreed to return 900,000 and 1,000,000 shares of the Company’s common stock, respectively, issued as a special bonus during the month of August 2006 subject to receiving three year warrants to purchase the same number of shares of the Company’s common stock exercisable at $0.15 per share. At the time of issuance, Brad Poulos directed the Company to issue 100,000 of his 1,000,000 share bonus to Gary Hokkanen, the Company’s Chief Financial Officer. Gary Hokkanen also agreed to return 100,000 shares of the Company’s common stock issued as a special bonus and will receive warrants on the same replacement basis as Brad Poulos and Glenn Poulos. The fair value of replacement warrants issued in February 2007 was $190,000 and Company reflected this as an expense and accrued liability on December 31, 2006.

Sale of Knowlton Pass

On March 1, 2007, the Company closed the sale of Knowlton Pass Electronics Inc. (which operated as Wireless Works). The Company sold all of the issued and outstanding shares of Knowlton Pass to David MacKinnon (a former employee of the Company) in exchange for a 5 year promissory note (such note to be calculated based on final Knowlton Pass February balance sheet) and the forgiveness by David MacKinnon of severance obligations due to him (pursuant to the terms of his termination in September 2006, David MacKinnon was to receive severance agreements totalling approximately $342,000 over a period of two years and 8 months).

Letter of Intent to Sell Wireless Age Communications Ltd. and Wireless Source Distribution Ltd.

On February 27, 2007, the Company entered into a binding Letter of Intent with Newlook Industries Corp., to sell 99.7% of the issued and outstanding common shares of Wireless Age Communications, Ltd., and 100% of the issued and outstanding commons shares of Wireless Source Distribution Ltd.

Notice of Material Breach - Nokia Products Ltd.

On March 16, 2007, Nokia Products Limited issued a Notice of Material Breach to the Company’s subsidiary mmwave, citing that the Company failed to progress work in accordance with the terms and conditions of its subcontract with Nokia. The Company has 30 days to remedy the alleged breach or the subcontract will be terminated.

Note 23	Proforma Information

The Company's historical statements of operations include the results of mmwave and Knowlton Pass subsequent to the acquisition dates of March 4, 2005 and July 31, 2005, respectively. The Company has classified the operations of Knowlton Pass as discontinued operations and the mmwave operations are subject to a restructuring arrangement the result of which is that the Company has recorded impairment charges to certain of the mmWave assets. Management believes that for these reasons the results of Knowlton Pass and mmWave will not be indicative of future operating results. Therefore the Company has not prepared proforma information as if the acquisitions would have occurred effective January 1, 2005.

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2006 and 2005
(Stated in US Dollars) - Page 32

Note 24	Comparatives

The financial statements have been reclassified, where applicable, to conform to the presentation used in the current year. The changes do not affect prior year earnings.

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None

Item 8A. Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our principal financial officer, of the effectiveness of our disclosure controls and procedures as of December 31, 2006. Based on that evaluation, our chief executive officer and our principal financial officer concluded that our disclosure controls and procedures are effective as of the end of the period covered by this report to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act, as amended, is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms.

Internal Control Over Financial Reporting

During the fiscal quarter ended December 31, 2006, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 8B. Other Information

PART III

Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Information required by this Item will be set forth in either (i) the Company’s definitive proxy statement for the 2007 Annual Meeting of Stockholders, or (ii) an amendment to this Report on Form 10-KSB/A, which in either case will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2006, and which information is incorporated herein by reference.

Item 10. Executive Compensation.

Information required by this Item will be set forth in either (i) the Company’s definitive proxy statement for the 2007 Annual Meeting of Stockholders, or (ii) an amendment to this Report on Form 10-KSB/A, which in either case will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2006, and which information is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Shareholder Matters.

Information required by this Item will be set forth in either (i) the Company’s definitive proxy statement for the 2007 Annual Meeting of Stockholders, or (ii) an amendment to this Report on Form 10-KSB/A, which in either case will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2006, and which information is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions, and Director Independece.

Information required by this Item will be set forth in either (i) the Company’s definitive proxy statement for the 2007 Annual Meeting of Stockholders, or (ii) an amendment to this Report on Form 10-KSB/A, which in either case will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2006, and which information is incorporated herein by reference.

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

Exhibit 10.31
Credit Agreement with Bank of Nova Scotia and mmwave Technologies Inc. dated March 4, 2005, incorporated by reference to Exhibit 10.31 of the Company’s Form 10-KSB filed with the Commission on March 30, 2006.

Exhibit 10.32
Stock Purchase Agreement between Marlon Distributors Ltd., Wireless Age Communications, Inc. and David MacKinnon, Rosemary Gilbert, Joshua MacKinnon and James S. Hardy, dated July 29, 2005 incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed with the Commission on August 4, 2005.

Exhibit 10.33
Escrow Agreement between Marlon Distributors Ltd. David MacKinnon, Rosemary Gilbert, Joshua MacKinnon, James S. Hardy and Wuersch & Gering LLP, dated July 29, 2005 incorporated by reference to Exhibit 99.2 of the Company’s Form 8-K filed with the Commission on August 4, 2005.

Exhibit 10.34
Management Services Agreement between 2078198 Ontario Limited and Knowlton Pass Electronics Inc., dated July 31, 2005, incorporated by reference to Exhibit 99.3 of the Company’s Form 8-K filed with the Commission on August 4, 2005.

Exhibit 10.35
Termination Agreement between Simmonds Mercantile and Management Inc. and Wireless Age Communications, Inc., dated September 30, 2005, incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed with the Commission on October 6, 2005.

Exhibit 10.36
Employment Agreement between Wireless Age Communications, Inc. and Gary N. Hokkanen, dated December 30, 2005, incorporated by reference to Exhibit 99.1 of the Company's Form 8-K filed with the Commission on January 4, 2006.

Exhibit 10.37
Factoring and Demand Revolving Loan Agreement between TCE Capital Corporation and Wireless Communications Ltd. and Wireless Source Distribution Ltd. dated January 17, 2006, incorporated by reference to Exhibit 10.37 of the Company’s Form 10-KSB filed with the Commission on March 30, 2006.

Exhibit 10.38
Preferred Stock Purchase Agreement between Wireless Age Communications, Inc. and Barron Partners L.P. dated August 3, 2006, incorporated by reference to Exhibit 10.38 of the Company’s Form SB-2 Amendment No. 1 filed with the Commission on September 15, 2006.

Exhibit 10.39
Registration Rights Agreement between Wireless Age Communications, Inc. and Barron Partners L.P. dated August 3, 2006, incorporated by reference to Exhibit 10.39 of the Company’s Form SB-2 Amendment No. 1 filed with the Commission on September 15, 2006.

Exhibit 10.40
Common Stock Purchase Warrant “A” issued by Wireless Age Communications, Inc. to Barron Partners L.P. dated August 3, 2006, incorporated by reference to Exhibit 10.40 of the Company’s Form SB-2 Amendment No. 1 filed with the Commission on September 15, 2006.

Exhibit 10.41
Common Stock Purchase Warrant “B” issued by Wireless Age Communications, Inc. to Barron Partners L.P. dated August 3, 2006, incorporated by reference to Exhibit 10.41 of the Company’s Form SB-2 Amendment No. 1 filed with the Commission on September 15, 2006.

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

Item 14. Principal Accountant Fees and Services.

Information required by this Item will be set forth in either (i) the Company’s definitive proxy statement for the 2007 Annual Meeting of Stockholders, or (ii) an amendment to this Report on Form 10-KSB/A, which in either case will be filed with the Securities and Exchange Commission not later than 120 days after December 31, 2006, and which information is incorporated herein by reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereto duly authorized individual.

Date: April 2, 2007

WIRELESS AGE COMMUNICATIONS, INC.

By:	/s/ John G. Simmonds
John G. Simmonds, Chief Executive Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ John G. Simmonds		April 2, 2007
John G. Simmonds	CEO, Director and Chairman of the Board (principal executive officer)
/s/ Bradley J. Poulos		April 2, 2007
Bradley J. Poulos	Director
/s/ Brian Usher-Jones		April 2, 2007
Brian Usher-Jones	Director
/s/ Stephen Dulmage		April 2, 2007
Stephen Dulmange	Director
/s/ Carrie J. Weiler		April 2, 2007
Carrie J. Weiler	Corporate Secretary, Director
/s/ Gary N. Hokkanen		April 2, 2007
Gary N. Hokkanen	CFO (principal accounting officer)