Form 10KSB/A
period 2006-12-31
WIRELESS AGE COMMUNICATIONS INC
filed 2007-04-30
CIK 1130131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-KSB/A
(Amendment No. 1)

☒	Annual Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2006

☐	Transition Report under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the transition period from __________to____________

Commission File No. 001-31338

Wireless Age Communications, Inc.
(Name of Small Business Issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0336674 (I.R.S. Employer Identification No.)

1075 Meyerside Dr., Unit 7 Mississauga, Ontario, Canada, L5T 1M3 (Address of Principal Executive Offices)	905-564-6500 (Issuer’s Telephone No., including area code)

1408 Broad Street Regina, Saskatchewan, Canada, S4R 1Y8 (Former address of Principal Executive Offices)	306-535-7444 (Issuer’s Former Telephone No., including area code)

Securities registered pursuant to Section 12(b) of the Act:	None

Securities registered pursuant to Section 12(g) of the Act:	Common Stock, par value $0.001

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

Based on the closing price on April 19, 2007 of $0.08 per share of common stock, as reported by the NASD’s OTC Bulletin Board, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $2,035,207. For the purposes of this response, directors, officers and holders of 5% or more of the issuer’s Common Stock are considered the affiliates of the issuer at such date.

As of April 30, 2007, the number of shares outstanding of the registrant’s Common Stock was 32,477,918 shares.

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

Transitional Small Business Disclosure Format (check one): Yes  ☐    No  ☒

Explanatory Note: This amendment on Form 10-KSB/A to the Annual Report on Form 10-KSB of Wireless Age Communications, Inc. (referred to herein as “we,” “us” or the “Company”) for the fiscal year ended December 31, 2006 (the “Original Filing”), which was filed with the Securities and Exchange Commission (“SEC”) on April 2, 2007, is being filed to amend Part III, to include the information contained herein.

PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

2006 Director Transitions

On April 17, 2006, John G. Simmonds and Kenneth J. Adelberg voluntarily resigned as directors. Mr. Simmonds served as Chairman of the Board from March 13, 2003 and served as CEO from March 13, 2003 to September 12, 2005. Mr. Adelberg served as a director since 2003 and was as an audit and compensation committee member. With these resignations the remaining members of the board of directors for 2006 were: Bradley J. Poulos, Brian Usher-Jones and Steven Dulmage. On April 17, 2006, Mr. Poulos was elected Chairman of the Board.

On August 24, 2006, the Board of Directors appointed two new members to the Board, Mr. David Valliere and Mr. Glenn Poulos. Mr. Valliere was considered an independent director. Mr. Glenn Poulos at the time was President of the Company’s wholly owned subsidiary, mmwave Technologies Inc.

2007 Officer and Director Transitions

On February 4, 2007, the Board appointed John G. Simmonds and Carrie Weiler, the Company’s Corporate Secretary, to the Board of Directors. On February 13, 2007, David Valliere and Glenn Poulos resigned as a members of the Board of Directors. On February 19, 2007 John Simmonds was appointed Chairman of the Board of Directors.

The Company’s current Board of Directors (the “Board”) is comprised of John G. Simmonds, Bradley J. Poulos, Brian Usher-Jones, Steven Dulmage and Carrie J. Weiler. Each director’s term expires upon the election and qualification of their successor.

The following table sets forth the names, ages and positions of the directors of the Company:

Name	Age	Position
John G. Simmonds	57	Chairman of the Board
Bradley J. Poulos	47	Director
Steven Dulmage	63	Director
Brian Usher-Jones	60	Director
Carrie J. Weiler	48	Director

Biographical Information Regarding Directors

John G. Simmonds, President, Chief Executive Officer and Chairman of the Board. Mr. Simmonds has 40 years experience in the communications sector. He previously served as Chief Executive Officer and Chairman of the Board from March 13, 2003 until August 31, 2005, at which time he resigned his position as Chief Executive Officer. He resigned as Chairman of the Board and as a director on April 17, 2006 Mr. Simmonds was appointed Chief Executive Officer of Racino Royale Inc. in June 2006. He also serves as a director. Mr. Simmonds was appointed to the Board of Directors of Minacs Worldwide, a TSX listed company, in June 2005. He served as a director until February 2006. Mr. Simmonds was appointed as Director of Eiger Technology, Inc. (TSX:AXA, OTCBB:ETIFF) and Chief Executive Officer and President of Newlook Industries Corp. (NLI:TXSV) in September 2005. He continues to serve as director of Eiger Technology, was appointed CEO in April 2007 but resigned as an officer of Newlook Industries Corp. in February 2007. In September 2004, Mr. Simmonds was appointed as Chief Executive Officer and Director of Midland International Corporation and serves in such capacities today. Mr. Simmonds served as the Chief Executive Officer, of TrackPower (OTCBB: TPWR) from 1998 to May 2004. Mr. Simmonds also served as Chairman and director of TrackPower from 1998 to November 2006. In February 2007 Mr. Simmonds was reappointed CEO and Chairman of the Board of TrackPower. TrackPower is a corporation whose current business plan and activities are designed around the equine racing and wagering industries.

Mr. Simmonds has also been involved with several other companies. Mr. Simmonds served as Chief Executive Officer, Chairman and Director of Phantom Fiber Corporation (OTCBB: PHMF), formerly Pivotal Self-Service Technologies, Inc. and resigned in June of 2004.

Bradley J. Poulos, Director. Mr. Poulos served as the President of the Company’s subsidiary mmwave Technologies Inc. from 1998 to 2005. He was appointed as a director of the Company on March 4, 2005 and was appointed CEO of the Company on September 12, 2005. Mr. Poulos became Chairman of the Company’s Board of Directors on April 17, 2006. On February 4, 2007 Mr. Poulos resigned as President and CEO and on February 19, 2007 resigned as Chairman of the Board. Mr. Poulos has 20 years experience in the telecommunications industry, including 15 years at Telesat Canada, where he held progressively senior positions in both technical and marketing roles. At the time of his departure to join mmwave, he was responsible for sales and marketing for Telesat's voice and data business. He has extensive experience in the operation, design and building of wireless networks of all kinds. Mr. Poulos earned an Electronics Engineering Technologist Diploma (DeVry) in 1983 and a Master of Business Administration from the Ivey School of Business (University of Western Ontario) in 1996.

Steven Dulmage, Director. Mr. Dulmage has served as a director of the Company since his election at the Company's 2004 annual meeting on June 22, 2004. He previously served as the Chief Financial Officer of African Gold Group, Inc., a company listed on the Toronto Stock Exchange Venture Exchange. Prior to joining African Gold Group, Inc., Mr. Dulmage served as a business consultant from January 2003 through April 2003, as a sales agent of the Equigenesis Corporation from December 1999 through December 2002, and as a sales agent for Mantum Corporation from November 1996 until December 1999. Mr. Dulmage earned a Bachelor of Arts degree at McMaster University in 1964. Mr. Dulmage is a C.A. (Chartered Accountant) and is a member of the Canadian Institute of Chartered Accountants. Mr. Dulmage was a director of Travellers Mall.com Inc., a Toronto Stock Exchange Venture Exchange listed company, from 2000-2004.

Brian Usher-Jones, Director. Mr. Usher-Jones has served as a director of the Company since May 8, 2003. He has been a merchant banker since 1995 and was the former President of MB Capital Corporation and Thomson Kernaghan Co. Ltd., an investment banking firm in Toronto, Ontario.  Mr. Usher-Jones attained a Bachelor of Commerce degree from Concordia University in 1969. Mr. Usher-Jones is also a C.A. (Chartered Accountant) and is a member of the Canadian Institute of Chartered Accountants (1970). Mr. Usher-Jones has served as a director of various public companies. Mr. Usher-Jones currently serves as a director of Xplore Technologies Corp. and has in the past been a director of Calvalley Petroleum Inc. and Oromonte Resources Inc. Brian Usher-Jones, an independent director serving on the Audit Committee, is an "audit committee financial expert," as such term is defined under the regulations promulgated by the Securities and Exchange Commission. Mr. Usher-Jones also serves as a member of the Board’s Compensation Committee.

Carrie J. Weiler, Corporate Secretary and Director. Ms. Weiler was appointed Corporate Secretary of the Company on May 29, 2003. Ms. Weiler provides professional public company corporate secretarial services to various entities. Ms. Weiler is a member of the Canadian Society of Corporate Secretaries. Ms. Weiler was appointed Corporate Secretary of Racino Royale Inc. in September 2006. She has served as Corporate Secretary of TrackPower, Inc. since 1998. On October 15, 2004 Ms. Weiler was appointed Corporate Secretary of Midland International Corporation (formerly Azonic Corporation) and continues to serve in such capacity.

Board and Committee Meetings

Information concerning the two Committees maintained by the Board is set forth below.

The Board held seven meetings during the 2006 fiscal year. No director attended less than 100% of the Board meetings while serving as such director, or less than 100% of all committee meetings on which he or she served as a committee member.

The audit and compensation committees are the standing committees of the Board. The fiscal year 2006 and 2007 committees are comprised as follows:

2006 Audit Committee	2006 Compensation Committee
Brian Usher-Jones (Chairman)	Steven Dulmage (Chairman)
Steven Dulmage	Brian Usher-Jones
David Valliere	David Valliere

The current committees are comprised as follows:

2007 Audit Committee	2007 Compensation Committee
Brian Usher-Jones (Chairman)	Steven Dulmage (Chairman)
Steven Dulmage	Brian Usher-Jones

Mr. Valliere resigned as a committee member of the audit committee and compensation committee effective February 13, 2007 when he resigned as a director.

The audit committee of the Board (the “Audit Committee”) held four meetings during fiscal 2006. The Audit Committee’s duties include recommending the Company’s independent auditors, reviewing the Company’s financial statements, reviewing any reports or recommendations regarding the adequacy of internal accounting controls made by the independent auditors, and considering such other matters with respect to the accounting, auditing and financial reporting procedures as it may deem appropriate or as may be brought to its attention.

The Audit Committee acts under a written charter adopted and approved by the Board on March 26, 2004. A copy of the Audit Committee Charter was attached as an Exhibit to the Company’s definitive proxy statement for 2004. The Audit Committee is composed of outside directors who are not officers or employees of the Company or its subsidiaries. In the opinion of the Board, these directors are independent of management and free of any relationship that would interfere with their exercise of independent judgment as member of this committee.

The compensation committee of the Board (the “Compensation Committee”) held one meeting during the 2006 fiscal year. The Compensation Committee is responsible for allocating cash compensation and stock options to senior executive officers of the Company.

Board of Directors Independence

The Board reviews the relationships that each director has with the Company and other parties. Only those directors who do not have any of the categorical relationships that preclude them from being independent and who the Board affirmatively determines have no relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, are considered to be Independent Directors. The Board has reviewed a number of factors to evaluate the independence of each of its members. These factors include its members' current and historic relationships with us and our subsidiaries; their relationships with management and other directors; the relationships their current and former employers have with us and our subsidiaries; and the relationships between us and other companies on which our board members are directors or executive officers. After evaluating these factors, the Board has determined that two of its current five members are “independent”. These directors are Messrs. Brian Usher-Jones and Steven Dulmage. Independent members of our Board meet in executive session without management present, and are scheduled to do so at least two times per year. The Board has designated Mr. Usher-Jones as the presiding director for these meetings.

Shareholder Communications

The Board believes that it is important for our shareholders to have a process to send confidential communications directly to the board as a whole and to the Independent Directors in particular. Accordingly, shareholders desiring to send a communication to the Board, or to a specific director, may do so by delivering a letter to the Secretary of the Company at the Company’s principal offices as set forth on the cover page to this Amendment to the Annual Report on Form 10-KSB. The mailing envelope must contain a clear notation indicating that the enclosed letter is a “stockholder-board communication” or “stockholder director-specific” communication.” All such letters must identify the author and clearly state whether the intended recipients of the letter are all members of our Board or certain specified individual directors. To the extent indicated as addressed, the Secretary will observe any requests for confidentiality and forward such correspondence unopened directly to a specific director. With respect to correspondence addressed to the Board as a whole or to a group of directors or a specific committee, the Secretary will open such communications and make copies, and then circulate them to the appropriate director or directors. Notwithstanding the foregoing, the Company shall reserve the right to open all correspondence as it believes reasonably necessary to assure the safety and personal privacy of all directors.

Report of Audit Committee of the Board of Directors

The Audit Committee assists the Board in fulfilling its responsibility for oversight of the internal control, accounting, auditing and financial reporting practices of the Company. Specific responsibilities of the Audit Committee include:

•	reviewing and discussing the audited financial statements with management;

•	discussing with the Company’s independent auditors information relating to the auditors’ judgments about the quality of the Company’s accounting policies and financial reporting practices;

•	recommending to the Board that the Company include the audited financials in its Annual Report on Form 10-KSB; and

•	overseeing compliance with the Securities and Exchange Commission requirements for disclosure of auditors’ services and activities.

The Committee regularly meets with management to consider the adequacy of the Company’s internal controls and the integrity of it financial reporting. The Committee discusses these matters with the Company’s independent auditors and with appropriate Company financial personnel and internal auditors.

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

The Board has adopted a written charter setting out the roles and responsibilities the Committee is to perform. The Board has determined that Mr. Usher-Jones, an independent director serving on the Audit Committee, is an “audit committee financial expert,” as such term is defined under the regulations promulgated by the Securities and Exchange Commission. Under such regulations, the designation or identification of a person as an audit committee financial expert does not impose on such person any duties, obligations or liability that are greater than the duties, obligations and liability imposed on such person as a member of the audit committee and the Board in the absence of such designation or identification nor does the designation or identification of a person as an audit committee financial expert affect the duties, obligations or liability of any other member of the audit committee or Board.

Management has primary responsibility for the Company’s financial statements and the overall reporting process, including the Company’s system of internal controls.

Review of Audited Financial Statements

The Audit Committee has reviewed the Company’s financial statements for the fiscal year ended December 31, 2006, as audited by Mintz & Partners, the Company’s independent auditors, and has discussed these financial statements with management. In addition, the Audit Committee has discussed with Mintz & Partners the matters required to be discussed by Statement of Auditing Standards No. 61, as amended, regarding the codification of statements on auditing standards. Furthermore, the Audit Committee has received the written disclosures and the letter from Mintz & Partners required by the
Independence Standards Board Standard No. 1 and has discussed with Mintz & Partners its independence.
In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board that the audited financial statements for the fiscal year ended December 31, 2006 be included in the Company’s Annual Report on Form 10-KSB, for filing with the Securities and Exchange Commission.

The members of the Audit Committee are not currently professionally engaged in the practice of auditing or accounting. Members of the Audit Committee rely, without independent verification, on the information provided to them and on the representations made by management and the independent accountants. Accordingly, the Audit Committee’s oversight does not provide an independent basis to determine that management has maintained procedures designed to assure compliance with accounting standards and applicable laws and regulations. Furthermore, the Audit Committee’s considerations and discussions referred to above do not assure that the audit of the Company’s financial statements has been carried out in accordance with generally accepted auditing standards, that the financial statements are presented in accordance with generally accepted accounting principles and that the Company’s independent accountants are in fact “independent.”

AUDIT COMMITTEE

Brian Usher-Jones
Steven Dulmage

Executive Officers

The following table presents information with respect to our executive officers, as of April 30, 2007.

Name	Age	Position
John G. Simmonds	57	Chief Executive Officer and President
Gary N. Hokkanen	51	Chief Financial Officer
Carrie J. Weiler	48	Corporate Secretary

John G. Simmonds, Chief Executive Officer, President and Chairman of the Board. See “Biographical Information Regarding Directors” above for information regarding Mr. Simmonds.

Carrie J. Weiler, Corporate Secretary and Director. See “Biographical Information Regarding Directors” above for information regarding Ms. Weiler.

Gary N. Hokkanen, Chief Financial Officer. Mr. Hokkanen has served as the Company's CFO since May 29, 2003. Mr. Hokkanen is an executive level financial manager with over 9 years experience in public company financial management. Mr. Hokkanen holds a Bachelor of Arts degree from the University of Toronto and is a CMA (Certified Management Accountant) and a member of the Society of Management Accountants, Ontario. From January 2001 to April 2003 Mr. Hokkanen was CFO of IRMG Inc., a Toronto based financial management consulting firm. Mr. Hokkanen served as CFO of Simmonds Capital Limited from July 1998 to January 2001 and served as CFO of Trackpower Inc. from February 1998 to June 2001. In May of 2005 Mr. Hokkanen was reappointed CFO of Trackpower Inc. and resigned in August 2006. For the period April 1996 to July 1998, Mr. Hokkanen served as Treasurer of Simmonds Capital Limited. On October 15, 2004 Mr. Hokkanen was appointed CFO of Midland International Corporation and resigned in July 2006.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, as well as persons beneficially owning more than 10% of the outstanding Common Stock, to file certain reports of ownership with the Securities and Exchange Commission within specified time periods. Such officers, directors and shareholders are also required by Securities and Exchange Commission rules to furnish the Company with copies of all Section 16(a) forms they file. Based solely on its review of such forms, all requirements received by the Company, or written representations from certain reporting persons, the Company believes that between January 1, 2006 and December 31, 2006, all Section 16(a) filing requirements applicable to its officers, directors and 10% shareholders were met, with the exception of Form 5 filings for Mr. David Valliere and Mr. Glenn Poulos.

Code of Ethics

The Board adopted a Code of Ethics in fiscal 2004, which applies to the Company’s executive officers, as well as the executive officers of the Company’s subsidiaries.

You can obtain copies of our current committee charters and Code of Ethics by writing to our Corporate Secretary at 1075 Meyerside Dr., Unit 7, Mississauga, Ontario, Canada, L5T 1M3, who shall provide copies without charge to any person.

Item 10.	Executive Compensation.

The following table sets forth compensation for each of the past two fiscal years with respect to each person who served as Chief Executive Officer of the Company and each of the two most highly-compensated executive officers of the Company, as well as the [two] most highly-compensated non-executive officers of the Company, in each case who earned a total annual salary and bonuses that exceeded $100,000.

Summary Compensation Table

Annual Compensation
Name and Principal Position	Fiscal Year Ended Dec 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Bradley J. Poulos Chief Executive Officer (1)	2006 2005 2004	$161,537 $152,098 ----------	---------- ---------- ----------	---------- ---------- ----------	---------- ---------- ----------	---------- ---------- ----------	---------- ---------- ----------	$16,106 $14,862 -----------	$177,643 $166,960 -----------
John G. Simmonds Chief Executive Officer (2)	2006 2005 2004	---------- $272,750 $267,425	---------- ---------- ----------	---------- ---------- ----------	---------- ---------- ----------	---------- ---------- ----------	---------- ---------- ----------	$14,000 $7,442 $5,000	$14,000 $280,192 $272,425
Gary N. Hokkanen Chief Financial Officer (3)	2006 2005 2004	$143,285 $141,604 $112,708	---------- ---------- ----------	---------- ---------- ----------	---------- ---------- ----------	---------- ---------- ----------	---------- ---------- ----------	$8,318 $4,362 ----------	$151,603 $145,966 $112,708
Carrie J. Weiler Corporate Secretary (4)	2006 2005 2004	$60,451 $101,568 $100,284	---------- ---------- ----------	---------- ---------- ----------	---------- ---------- ----------	---------- ---------- ----------	---------- ---------- ----------	---------- $7,442 ----------	$60,451 $109,010 $100,284
Allen G. Cowie President, Retail Operations (5)	2006 2005 2004	$132,471 $67,877 $63,418	$51,327 $91,055 $46,403	---------- ---------- ----------	---------- ---------- ----------	---------- ---------- ----------	---------- ---------- ----------	$12,212 ---------- ----------	$196,010 $158,932 $109,821
David MacKinnon Chief Technology Officer (6)	2006 2005 2004	$133,189 $119,690 -----------	---------- ---------- ----------	---------- ---------- ----------	---------- ---------- ----------	---------- ---------- ----------	---------- ---------- ----------	$3,876 $3,973 ----------	$137,065 $123,663 -----------

(1)
Mr. Poulos was appointed the Company’s President on March 4, 2005, in connection with the acquisition of mmwave Technologies Inc. On September 12, 2005 the Board of Directors appointed Mr. Poulos as President and CEO on September 12, 2005. Mr. Poulos resigned as CEO on February 4, 2007. Other annual compensation is comprised of automobile allowances. 2005 all other compensation consisted of directors’ fees paid to Mr. Poulos by mmwave Technologies Inc. prior to the acquisition by the Company. Mr. Poulos agreed to reduce his compensation from CAD$200,000 per annum (approximately US$176,000) to CAD$150,000 (approximately US$132,000), representing a 25% reduction, for the period September 1, 2006 to December 31, 2006.

(2)
Mr. Simmonds joined the Company in March 2003, served as CEO until September 12, 2005 and as Chairman of the Board and a director until April 17, 2006. Mr. Simmonds resigned as a director on April 17, 2006. Mr. Simmonds was reappointed to the Board of Directors on February 4, 2007 and as appointed CEO as of the same date. On February 19, 2007, Mr. Simmonds was elected Chairman of the Board of Directors. Mr. Simmonds was compensated through a management services agreement between the Company and Simmonds Mercantile & Management Inc. (“SMMI”) pursuant to which the Company was obligated to pay SMMI $35,000 per month for the executive management services of Mr. Simmonds, as CEO, Mr. Hokkanen as CFO and Ms. Weiler as Corporate Secretary. The salary for 2005 represented amounts paid by SMMI to Mr. Simmonds directly. Other annual compensation primarily includes an automobile allowance paid to Mr. Simmonds by SMMI. On September 30, 2005 the SMMI management services agreement was terminated by the Company. During fiscal 2006, other than directors fees in the amount of $14,000 did not receive compensation from the Company.

(3)
Mr. Hokkanen joined the Company as CFO on May 29, 2003. Mr. Hokkanen was compensated through the SMMI management services agreement up to and including September 30, 2005. Salary amounts disclosed include a salary paid by SMMI to Mr. Hokkanen prior to September 30, 2005. Effective October 1, 2005 Mr. Hokkanen became a direct employee of the Company and salary amounts paid by the Company directly to Mr. Hokkanen are also included above. Other annual compensation paid to Mr. Hokkanen primarily includes an automobile allowance. Mr.

Hokkanen agreed to reduce his compensation from CAD$175,000 per annum (approximately US$154,000) to CAD$140,000 (approximately US$123,000), representing a 20% reduction, for the period August 16, 2006 to December 31, 2006.

(4)
Ms. Weiler joined the Company as Corporate Secretary on May 29, 2003. Ms Weiler was compensated through the SMMI management services agreement up to and including September 30, 2005. Salary amounts disclosed include a salary paid by SMMI to Ms. Weiler prior to September 30, 2005. Effective October 1, 2005 Ms. Weiler contracted directly with the Company for part time services. Other annual compensation paid to Ms. Weiler primarily includes an automobile allowance. Ms. Weiler agreed to reduce her monthly consulting fee from $5,350 to $4,548 per month, representing a 15% reduction, for the months of September 2006 through December 2006. Effective March 1, 2007, Ms. Weiler’s compensation was increased to approximately $7,040 (CAD$8,000) per month.

(5)
Mr. Cowie joined the Company through the acquisition of Wireless Age Communications Ltd. (the retail operating segment) in October 2002. Mr. Cowie was appointed President of the Retail Operations in October 2004.

(6)
Mr. MacKinnon joined the Company as Chief Technology Officer on August 1, 2005, through the acquisition of Knowlton Pass Electronics Inc. During fiscal 2005 Mr. MacKinnon’s salary includes remuneration paid to him from January 1, 2005 to July 31, 2005 in his capacity as President of Knowlton Pass and from August 1, 2005 to December 31, 2005 as CTO of the Company. Mr. MacKinnon received $3,973 other annual compensation consisting primarily of an automobile allowance. Mr. MacKinnon employment was terminated on September 30, 2006.

Option Grants in 2006 Fiscal Year

The Company made no option grants in 2006.

Outstanding Equity Awards at the End of Fiscal 2006

Option Awards						Stock Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market of Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Bradley J. Poulos Former Chief Executive Officer	None	None	None	None	None	None	None	None	None
John G. Simmonds Chief Executive Officer	None	None	None	None	None	None	None	None	None
Gary N. Hokkanen Chief Financial Officer	None	None	None	None	None	None	None	None	None
Carrie J. Weiler Corporate Secretary	None	None	None	None	None	None	None	None	None
Allen G. Cowie President, Retail Operations	None	None	None	None	None	None	None	None	None
David MacKinnon Former Chief Technology Officer	None	None	None	None	None	None	None	None	None

Compensation of Directors

Director Compensation
Name and Principal Position	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John G. Simmonds, Chairman (1)	$8,000	----------	----------	----------	----------	----------	$8,000
Bradley J. Poulos, Director (2)	-----------	----------	----------	----------	----------	----------	-----------
Steven Dulmage, Director	$25,500	----------	----------	----------	----------	----------	$25,500
Brian Usher-Jones, Director	$25,500	----------	----------	----------	----------	----------	$25,500
Carrie J. Weiler, Director (3)	-----------	----------	----------	----------	----------	----------	-----------
David Valliere, Director (4)	$7,000	----------	----------	----------	----------	----------	$7,000
Glenn Poulos, Director (5)	-----------	----------	----------	----------	----------	----------	-----------
Kenneth Adelberg, Director (6)	$6,000	----------	----------	----------	----------	----------	$6,000

(1)	Mr. Simmonds resigned as a director on April 17, 2006 and was reappointed on February 4, 2007. On February 19, 2007 Mr. Simmonds was appointed Chairman of the Board.
(2)	Mr. Brad Poulos was appointed Chairman of the Board on April 17, 2006 and resigned as Chairman on February 19, 2007.
(3)	Ms. Weiler was appointed a director on February 4, 2007.
(4)	Mr. Valliere was appointed a director on August 24, 2006 and resigned on February 13, 2007.
(5)	Mr. Glenn Poulos was appointed a director on August 24, 2006 and resigned on February 13, 2007.
(6)	Mr. Adelberg resigned as a director on April 17, 2006.

Fees

The following fees were paid to directors who were not employees of the Company during fiscal 2006. During 2006, all directors received fees for services rendered on the Board. Directors who are full-time employees of the Company receive no additional compensation for serving as directors. Board members also are reimbursed for all expenses associated with attending Board or Committee meetings. Non-employee directors are paid a $20,000 retainer per annum and meeting fees as follows:

F Fee for each Board meeting	$500
F Fee for each telephone meeting	$500
Fee for each Committee meeting	$500

Compensation Committee Interlocks

During the fiscal year 2006, the Compensation Committee consisted of Messrs. Usher-Jones, Dulmage and Valliere. Mr. Valliere was appointed a committee member on August 24, 2006 and effectively resigned as a committee member due to his resignation from the Board of Directors on February 19, 2007.

Employment Arrangements

In connection with the appointment of Mr. Brad Poulos as President of Wireless Age, the Company entered into an employment agreement with Mr. Poulos on March 4, 2005 (the "Poulos Employment Agreement"). On February 20, 2006, the Company renegotiated certain provisions of the employment agreement when

Mr. Poulos was appointed CEO. Under the terms of the amended Poulos Employment Agreement, Mr. Poulos was to serve as CEO of Wireless Age at a base annual salary of CAD $200,000 (approximately US$176,000). Mr. Poulos was also eligible for a short term bonus equal to 50% of his base annual salary if he achieved certain performance milestones. In addition, Mr. Poulos was eligible for long term bonus of 333,333 shares of the Company to be issued on July 4, 2006, March 4, 2007 and March 4, 2008 (for a total of 1,000,000 shares in total) if he achieved certain additional milestones. Mr. Poulos was to be granted three weeks of vacation and will be eligible for employee benefit plans offered to other Company personnel. The Company agreed to provide a company vehicle. Mr. Poulos agreed to the Company's customary provisions for loyalty, confidentiality and ownership of intellectual property. In July 2006, the Board of Directors agreed to accelerate the long term stock bonus provisions of the amended Poulos Employment Agreement and he was issued 900,000 shares of the Company’s common stock as a special bonus for attaining a contract with a global telecommunications manufacturer. Mr. Poulos directed the Company to issue 100,000 of his 1,000,000 share bonus to Mr. Hokkanen the Company’s CFO for his participation in obtaining the contract. On February 19, 2007, Mr. Poulos entered into an agreement with the Company whereby he agreed to resign as CEO and agreed to return the stock bonus he received in 2006. In exchange for his resignation the Company agreed to: 1) pay a severance of approximately CAD$400,000 (approximately US$352,000) over a 3 year period, and 2) issue warrants to purchase 900,000 shares of the Company’s common stock at any time over the next 3 years at $0.15 per share.

On December 30, 2005, the Company, entered into an Employment Agreement with Mr. Gary Hokkanen as CFO, effective October 1, 2005 (the “Hokkanen Employment Agreement”). Mr. Hokkanen has served as the Company’s Chief Financial Officer since May of 2003. Under the terms of the Hokkanen Employment Agreement, Mr. Hokkanen will receive annual compensation of CAD$175,000 (approximately US$154,000). Mr. Hokkanen is also to receive an annual bonus of CAD$50,000 (approximately US$44,000) based on a yet to be determined annual criteria. Mr. Hokkanen will receive 3 weeks vacation, will be provided an automobile and will be eligible for employee benefit plans offered to other Company personnel. Mr. Hokkanen has agreed to the Company's customary provisions for loyalty, confidentiality and ownership of intellectual property. If the Company terminates the employment of Mr. Hokkanen prior to the statutory notice period required under the laws of Ontario, the Company shall pay Mr. Hokkanen 200% of his annual base salary. The Company will have the right at any time to terminate Mr. Hokkanen for just cause without having to make such payments if Mr. Hokkanen is terminated for just cause or if Mr. Hokkanen voluntarily resigns or otherwise voluntarily terminates his agreement with the Company. The Company will continue health and ancillary benefit coverage for a period of 24 months following the termination of his employment. In July 2006, the Board of Directors agreed to issue a special bonus of 100,000 shares of the Company’s common stock to Mr. Hokkanen for his participation in obtaining a contract with a global telecommunications manufacturer. On February 19, 2007, Mr. Hokkanen agreed to return the 2006 stock bonus in exchange for the issuance of warrants to purchase 100,000 shares of the Company’s common stock at any time over the next 3 years at $0.15 per share.

On August 1, 2005, the Company, entered into an Employment Agreement with Mr. David MacKinnon as Chief Technology Officer (the “MacKinnon Employment Agreement”). Under the terms of the MacKinnon Employment Agreement, Mr. MacKinnon was to receive annual compensation of CAD$150,000 (approximately US$132,000). Mr. MacKinnon was also to receive an annual bonus of CAD$50,000 (approximately US$44,000) based on certain performance targets. Mr. MacKinnon was eligible to earn 212,500 shares of the Company’s common stock on the first and second anniversaries of the MacKinnon Employment Agreement, subject to achieving certain performance criteria. Mr. MacKinnon was be granted three weeks of vacation and will be eligible for employee benefit plans offered to other Company personnel. The Company agreed to provide a car allowance of CAD$1,200 (approximately US$1,056) per month. Mr. MacKinnon agreed to the Company's customary provisions for loyalty, confidentiality and ownership of intellectual property. On September 30, 2006, the Company terminated the employment of Mr. MacKinnon and invoked the termination provisions pursuant to which the Company agreed pay Mr. MacKinnon 266%% of his annual base salary over a period of 32 months. The terms of the stock bonus had not been met and therefore no shares were issued upon termination. Effective March 1, 2007, Mr. MacKinnon agreed to acquire all of the issued and outstanding shares of the Company’s wholly owned subsidiary Knowlton Pass Electronics Inc. in exchange for the forgiveness of the

Company’s severance obligations to Mr. MacKinnon and a 5 year 8% promissory note. The amount of such note to be calculated from the final February 28, 2007 Knowlton Pass Electronics Inc. balance sheet.

On October 1, 2005, the Company entered into a consulting agreement with Medallion Corporation, an entity solely owned by Ms. Carrie Weiler, to obtain the part time corporate secretarial services of Ms. Weiler for a monthly fee of $5,350. The contract expired on September 30, 2006 but was revised to approximately $7,040 (CAD$8,000) per month effective March 1, 2007.

On January 1, 2006, the Company, entered into an Employment Agreement with Mr. Allen G. Cowie as President of the Company’s wholly owned subsidiaries Wireless Age Communications Ltd. and Wireless Source Distribution Ltd. (the “Cowie Employment Agreement”). Mr. Cowie has served as President of Wireless Age Communications Ltd. since October 2004 and President of Wireless Source Distribution Ltd. since inception in 2002. Under the terms of the Cowie Employment Agreement, Mr. Cowie will receive annual compensation of CAD$150,000 (approximately US$132,000). Mr. Cowie is also to receive an annual bonus based on a percentage (between 1% and 2.5% depending upon achieving certain minimum levels) of earnings before interest, taxes, depreciation and amortization (“EBITDA”) of Wireless Age Communications Ltd. and Wireless Source Distribution Ltd. Mr. Cowie will also be eligible for an additional bonus of up to 15% of his annual base salary at the discretion of the CEO based on his performance in general. Mr. Cowie will receive a monthly car allowance of CAD$1,200 (approximately US$1,056). Mr. Cowie will receive 3 weeks vacation and will be eligible for employee benefit plans offered to other Company personnel. Mr. Cowie has agreed to the Company's customary provisions for loyalty, confidentiality and ownership of intellectual property. If the Company terminates the employment of Mr. Cowie without cause, the Company shall pay Mr. Cowie a payment of twelve times his current base salary, a payment representing his EBITDA bonus earned thus far and a payment of one month’s salary for every full year of service. The Company will have the right at any time to terminate Mr. Cowie for just cause without having to make such payments if Mr. Cowie is terminated for just cause or if Mr. Cowie voluntarily resigns or otherwise voluntarily terminates his agreement with the Company.

Mr. Simmonds, the Company’s CEO, does not have a compensation agreement and is not remunerated for his services. Mr. Simmonds is compensated for a car allowance, reimbursement of cell phone charges, rent, utilities and other ancillary expenses totaling $3,520 (CAD$4,000) per month. Such compensation arrangement began effective February 1, 2007.

Pursuant to the Hokkanen Employment Agreement, in the event of a buyout, merger, or any other event that results in a change of control (as defined therein), Mr. Hokkanen may elect to resign within sixty (60) days of such event, with the Company shall pay Mr. Hokkanen 200% of his annual base salary. The Company will continue health and ancillary benefit coverage for a period of 24 months following the termination of his employment.

Compensation Committee Report on Executive Compensation

The Compensation Committee consists of two non-employee directors, Messrs. Usher-Jones and Dulmage. During fiscal 2006 Mr. Valliere was a member of the Compensation Committee. On February 19, 2007, Mr. Valliere resigned from the Board of Directors and from the committee as well. The Compensation Committee has the responsibility for allocation of cash compensation and stock options to senior executive officers of the Company.

The entire Board regularly reviews the Compensation Committee decisions relating to executive compensation. The Company’s executive compensation policies, as endorsed by the Compensation Committee, have been designed to provide a balanced compensation program that will assist the Company in its efforts to attract, motivate and retain talented executives who the Compensation Committee and senior management believe are important to the long-term financial success of the Company.

Compensation Committee

Steven Dulmage

Brian Usher-Jones

Item 11.	Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of April 30, 2007 by (i) each director of the Company, (ii) each of the Company’s officers named in the Summary Compensation Table (collectively, the “Named Executive Officers”), (iii) each person who is known by the Company to be the beneficial owner of more than five percent of the Company’s outstanding Common Stock, and (iv) all directors and executive officers as a group. Except as otherwise indicated below, each person named has sole voting and investment power with respect to the shares indicated.

	Amount and Nature of
	Beneficial Ownership
Name and Address of	Options/
Beneficial Owner (1)	Shares	Warrants (2)	Total (2)	Percent (2)
Steven Dulmage	0	0	0	*
Gary Hokkanen	16,826	100,000	116,826	*
Bradley J. Poulos (3)	1,383,500	900,000	2,283,500	6.8%
John Simmonds	0	0	0	*
Brian Usher-Jones	887,500	0	887,500	2.7%
Carrie Weiler	0	0	0	*
Allen Cowie	0	0	0	*
Segal, Talarico, Habib, Molot LLP (4)	2,700,000	0	2,700,000	8.3%

All executive officers and directors as a group (8 persons)(5)	2,287,826	1,000,000	3,287,826	10.1%

(1)	The mailing address for each individual listed herein is c/o Wireless Age Communications, Inc. 1075 Meyerside Dr., Unit 7, Mississauga, Ontario, Canada, L5T 1M3.
(2)
Includes options and warrants exercisable as of the date hereof or within 60 days hereafter. Holdings of less than 1% are indicated by “*”. Based upon 32,477,918 shares issued and outstanding as of April 30, 2007, (excluding any shares issuable under options or warrants, except with respect to the beneficial holder thereof as indicated in the table above). All such warrants became exercisable February 19, 2007 and are exercisable for the purchase of Common Stock until expiration on February 18, 2010, at an exercise price of $0.15 per share.

(3)
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

(4)	These 2,700,000 shares are held as escrow agent for the former mmwave shareholders.

(5)	Officers and Directors as a group include Bradley Poulos, Brian Usher-Jones, Steven Dulmage, Gary Hokkanen, Carrie Weiler, John Simmonds and Allen Cowie.

Changes in Control

The Company is considering an equity offering or private placement during fiscal 2007. There can be no assurance that this financing will not result in a change in control of the Company.

Item 12.	Certain Relationships and Related Transactions.

During fiscal 2006 and since the date of acquisition of mmwave, the Company has sold products totaling $530,236 and provided services valued at $121,439 to W3 Connex Inc. an entity in which a director of the Company is a minority shareholder. As of December 31, 2006, the Company was owed $246,156 by W3 Connex Inc. Due to substantial doubt existing on W3 Connex’s ability to repay the Company fully provided for the balance as a doubtful account.

Through the acquisition of mmwave, the Company acquired a debt by Xpress Test Solutions Inc. (an entity in which a director of the Company is a minority shareholder) to mmwavve of $181,676. During fiscal 2005 and since acquisition date of mmwave, the Company has sold products totaling $6,655 and provided services valued at $39,851 to Xpress Test Solutions. On December 31, 2005, Xpress Test Solutions Inc. provided the Company a $181,676, 8% promissory note pursuant to which Xpress Test Solutions Inc. agreed to repay the note over a two year period with an initial payment of $21,496 in January 2006, followed by twenty three monthly payments of $6,999 beginning on February 28, 2006 and ending on December 31, 2007. The shareholders of Xpress Test Solutions Inc. also entered into a Pledge and Security Agreement under which the shares of Xpress Test Solutions Inc. were pledged to the Company as security for the promissory note. As of the December 31, 2006, Xpress Test Solutions Inc. owed mmwave $90,003.

On September 30, 2005, the Company negotiated the termination of the Management Services Agreement with Simmonds Mercantile and Management Inc. effective October 1, 2005. Pursuant to the terms of the Termination Agreement the Company agreed to pay a Break Fee represented by a payment of $100,000 (CAD$114,000) paid in two equal amounts of $50,000 (CAD$57,000) on October 3, 2005 and October 14, 2005. The Break Fee represented less than three months fees of the remaining seven months of the Agreement. The Company also agreed to offer employment to Mr. Hokkanen, the Company’s Chief Financial Officer who had been remunerated prior to termination through the Management Services Agreement on customary terms for such position directly by Wireless Age. The Company also agreed to offer Ms. Weiler, the Company’s Corporate Secretary who had also been remunerated prior to termination through the Management Services Agreement, a Consulting Agreement on customary terms for such position directly by Wireless Age.

On December 31, 2005, the Company terminated the Midland management services agreement and negotiated a settlement agreement whereby all amounts owed to the Company were converted into an 8% promissory note in the amount of $424,734, pursuant to which Midland agreed to repay the note over a one year period with an initial payment of $100,000 on March 15, 2006, followed by three payments of $108,244.66 on June 30, 2006, September 30, 2006 and December 31, 2006. Midland also agreed to enter into a General Security Agreement providing a first charge security position on all of the assets of Midland to the Company. According to the terms of the promissory note, the Company has the option, but not the obligation, to convert the outstanding principal and interest payment due on each of June 30, 2006, September 30, 2006 and December 31, 2006 into shares of Midland common stock at $0.035 per share. Midland failed to make the payments to the Company and during fiscal 2006 the Company reserved the full amount as a doubtful account.

In July 2006, Mr. Brad Poulos and Mr. Glenn Poulos were issued one time stock bonuses of 900,000 and

1,000,000 shares of the Company’s common stock for obtaining a contract with a global telecommunications manufacturer. Mr. Brad Poulos directed the Company to issue 100,000 of his 1,000,000 share bonus to Mr. Hokkanen, the Company’s CFO, for his efforts in assisting the Company to obtain the contract.

On December 29, 2006, the Company sold 4,860,000 shares of Midland International Corporation to John Simmonds in exchange for a cash payment of $48,600. At the time Mr. Simmonds was not an officer or director nor did he hold any ownership position in the Company.

On February 19, 2007, Mr. Glenn Poulos entered into an agreement with the Company whereby he resigned as a member of the Board of Directors of the Company, as President of mmwave and as a Director of mmwave. Under the provision of the agreement Mr. Glenn Poulos agreed to accept a severance of approximately $122,000 paid over a one year period. On February 19, 2007, Mr. Brad Poulos entered into an agreement with the Company whereby he resigned as President of the Company and as Chairman of the Board of Directors. Under the provision of his agreement Brad Poulos agreed to accept a severance of approximately $360,000 paid over a three year period.

Mr. Brad Poulos and Mr. Glenn Poulos agreed to return 900,000 and 1,000,000 shares of the Company’s common stock, respectively, issued as a special bonus during 2006 subject to receiving three year warrants to purchase the same number of shares of the Company’s common stock exercisable at $0.15 per share. At the time of issuance, Mr. Brad Poulos directed the Company to issue 100,000 of his 1,000,000 share bonus to Mr. Hokkanen. Mr. Hokkanen also agreed to return 100,000 shares of the Company’s common stock issued as a special bonus and will receive warrants on the same replacement basis as Mr. Brad Poulos and Mr. Glenn Poulos.

Effective February 1, 2007, the Company began compensating Mr. Simmonds, the Company’s CEO for rent and utilities totaling $1,760 (CAD$2,000) for an office location occupied by Mr. Simmonds and Ms. Weiler, the Company’s Corporate Secretary.

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

On March 26, 2004, the Audit Committee adopted a Pre-approval Policy (“Policy”) governing the approval of all audit and non-audit services performed by the independent auditor in order to ensure that the performance of such services does not impair the auditor’s independence.

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

Fees

The following table sets forth the aggregate fees billed by the Company’s independent auditors for fiscal years and 2005 and 2006:

Year	Audit Fees (1)	Audit Related Fees (2)	Tax Fees	All Other Fees (3)	Total
2005	$96,721	$11,497	$ Nil	$ Nil	$108,218
2006	$90,706	$25,597	$ Nil	$ Nil	$116,303

(1)	Includes fees for the annual audit and quarterly reviews.

(2)	Includes fees for services for miscellaneous compliance audits and other SEC filings.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIRELESS AGE COMMUNICATIONS, INC.
April 30, 2007

By:  /s/ John G. Simmonds

Name:  John G. Simmonds
Title:  Principal Executive Officer

By:  /s/ Gary N. Hokkanen

Name:  Gary N. Hokkanen
Title:  Principal Financial Officer and
Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John G. Simmonds

Name:  John G. Simmonds
Title:  CEO, President and Director
Dated:  April 30, 2007

/s/ Brian Usher-Jones

Name:  Brian Usher-Jones
Title:  Director
Dated:  April 30, 2007

/s/ Steven Dulmage

Name:  Steven Dulmage
Title:  Director
Dated:  April 30, 2007

/s/ Bradley J. Poulos

Name:  Bradley J. Poulos
Title:  Director
Dated:  April 30, 2007

/s/ Carrie J. Weiler

Name:  Carrie J. Weiler
Title:  Director
Dated:  April 30, 2007