Form 10QSB
period 2007-03-31
WIRELESS AGE COMMUNICATIONS INC
filed 2007-05-15
CIK 1130131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended March 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from ______________ to ________________

Commission file number 001-31338

Wireless Age Communications, Inc.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	98-0336674
(State or Other Jurisdiction of Incorporation)	(I.R.S. Employer Identification No.)

1075 Meyerside Drive, Unit 7
Mississauga, Ontario, L5T 1M3, Canada
(Address of Principal Executive Offices)

(905) 564-6500
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

The number of shares of common stock outstanding as of May 11, 2007: 32,477,918

Transitional Small Business Disclosure format (Check one): Yes ☐  No ☒

Wireless Age Communications, Inc.

PART I. Financial Information

Item 1. Condensed Financial Statements

Wireless Age Communications, Inc.
Condensed Consolidated Balance Sheet
March 31, 2007
(UNAUDITED)

ASSETS

Current Assets:
Cash and cash equivalents	$1,061,414
Receivables	1,980,094
Inventory	1,639,160
Prepaid expenses	77,867
Assets of discontinued operations held for sale (Note 7)	543,095
5,301,630

Property, plant and equipment, net of accumulated amortization	532,739
Intangible assets (Note 4)	176,499
Goodwill (Note 4)	241,026
Assets of discontinued operations held for sale (Note 7)	638,375
TOTAL ASSETS	$6,890,269

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Loans (Note 5)	$1,284,855
Accounts payable and accrued liabilities	3,528,681
Current portion of deferred revenue and customer deposits	159,135
Current portion of obligations under capital leases (Note 5)	24,808
Liabilities of discontinued operations held for sale (Note 7)	4,632,315
Total current liabilities	9,629,794

Deferred revenue and customer deposits	72,248
Obligations under capital leases (Note 5)	14,319
Minority interest	1,283
Liabilities of discontinued operations held for sale (Note 7)	366,627
Total liabilities	10,084,271

Stockholders’ deficiency
Preferred stock, $0.001 par value, 10,000,000 shares authorized, 4,192,900 shares issued and outstanding (Note 8)	4,193
Preferred stock additional paid-in capital	212,635
Common stock, $0.001 par value, 100,000,000 shares authorized, 32,477,918 shares issued and outstanding at March 31, 2007	32,478
Additional paid-in capital	14,415,419
Accumulated deficit	(17,998,891)
Accumulated other comprehensive income	140,164
Total stockholders’ deficiency	(3,194,002)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY	$6,890,269

See accompanying notes to financial statements.

Wireless Age Communications, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(UNAUDITED)

	Three Months Ended March 31,
	2007	2006

Sales - product	$5,088,675	$3,968,135
Commission and residual revenue	852,993	760,202
Total sales	5,941,668	4,728,337

Cost of goods sold - product	4,332,050	3,269,473
Gross profit	1,609,618	1,458,864

Selling and administrative expenses	1,238,206	1,302,760
Amortization	63,716	57,242
Earnings from operations	307,696	98,862

Other expenses (income)
Interest	84,999	98,984
Foreign exchange loss (gains)	(5,211)	(406)
Share of loss of equity accounted investment	-	12,507
	79,788	111,085

Net income (loss) before income taxes	$227,908	$(12,223)
Income tax recovery - deferred	-	(2,000)
Net income (loss) from continuing operations	$227,908	$(10,223)
Loss from discontinued operations (Note 7)	(1,408,732)	(96,615)

Net (loss)	$(1,180,824)	$(106,838)

(Loss) per share	$(0.038)	$(0.004)
Earnings (loss) per share from continuing operations	0.0070	(0.0004)
(Loss) per share from discontinued operations	(0.045)	(0.0036)

Weighted average number of common shares outstanding	31,452,918	29,121,046

Comprehensive (Loss)
Net (loss)	$(1,180,824)	$(106,838)
Other comprehensive (loss):
Foreign exchange translation (loss)	(32,439)	(2,077)
Comprehensive (loss)	$(1,213,263)	$(108,915)

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

Wireless Age Communications, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
For the three month period ended March 31, 2007
(UNAUDITED)

	Common Stock			Preferred Stock
	Number	Par Value	Additional Paid-in Capital	Number	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, December 31, 2006	29,527,918	$29,528	14,075,817	7,142,900	7,143	362,237	(16,818,0687)	172,603	(2,170,739)

Conversion of preferred stock to common stock	2,950,000	2,950	149,602	(2,950,000)	(2,950)	(149,602)	-	-	-

Adjustment arising from issuance of warrants	-	-	190,000	-	-	-	-	-	190,000

Foreign currency translation adjustment	-	-	-	-	-	-	-	(32,439)	(32,439)

Net loss for the three month period ended March 31, 2007	-	-	-			-	(1,180,824)	-	(1,180,824)

Balance, March 31, 2007	32,477,918	$32,478	14,415,419	4,192,900	4,193	212,635	(17,998,891)	140,614	(3,194,002)

See accompanying notes to financial statements.

Wireless Age Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(UNAUDITED)

	Three months Ended March 31,
	2007	2006
Net cash provided by (used in) operations
Net income (loss) from continuing operations	$227,908	$(10,223)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization	63,716	57,242
Foreign exchange (gain) loss	(5,211)	(406)
Share of loss of equity investment	-	12,507
Deferred income tax provision	-	(2,000)
Changes in operating assets and liabilities:
Accounts receivable	(159,159)	473,106
Inventory	177,463	(44,261)
Prepaid expenses	27,295	(57,262)
Accounts payable and accrued liabilities	(248,614)	(1,625,902)
Deferred revenue and customer deposits	(6,755)	(22,266)
Net cash provided by (used in) operating activities	76,643	(1,219,465)
Cash flows from investing activities:
Additions to intangible assets	-	(47,853)
Due from/to related parties	-	11,823
Additions to property, plant and equipment	(27,444)	(19,246)
Net cash provided by (used in) investing activities:	(27,444)	(55,276)
Cash flows from financing activities:
Increase (decrease) in bank indebtedness	9,244	1,149,722
Increase (decrease) in long-term debt	2,072	(58,579)
Net cash provided by (used in) financing activities:	11,316	1,091,143

Increase in cash from continuing operations:	60,515	(183,598)

Increase in cash from discontinued operations:	715,869	(427,424)

Increase (decrease) in cash	776,384	(611,022)
Cash, beginning of period	285,030	795,339
Cash, end of period	$1,061,414	$184,317

Non cash financing activities:
During the three month period ended March 31, 2007, the Company:
•  Issued warrants to purchase 2,000,000 common shares, valued at $190,000.

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
March 31, 2007
(Unaudited)

Note 1 - Basis of Presentation and nature of operations

The accompanying condensed unaudited consolidated financial statements of Wireless Age Communications, Inc. (referred to herein as “we,” “our” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006.

The Company, through its 99.7% owned subsidiary, Wireless Age Communications Ltd. (“WACL”) is in the business of operating retail cellular and telecommunications outlets in cities in western Canada. A wholly owned subsidiary, mmwave Technologies Inc. (“mmwave”), as of March 31, 2007 is inactive but prior to certain restructuring steps was a distributor, systems integrator and representative of wireless, microwave and fibre optic components, test systems and subsystems. The Company, through its other wholly owned subsidiary Wireless Source Distribution Ltd. (“Wireless Source”) is in the business of distributing two-way radio products, prepaid phone cards, wireless accessories and various battery and ancillary electronics products in Canada. WACL was acquired on October 8, 2002, mmwave was acquired on March 4, 2005 and Wireless Source was acquired on September 19, 2003.

The Company was incorporated in the State of Nevada on November 17, 2000 as Lennoc Ventures, Inc. On October 20, 2002, the Company changed its name to Wireless Age Communications, Inc.

Discontinued Operations

The operating results of Knowlton Pass Electronics Inc. (operating as Wireless Works) prior to its disposal on March 1, 2007 have been classified as discontinued operations. The operating results of mmwave Technologies Inc. which are being wound down by management have also been classified as discontinued operations - Note 7. In addition the assets and liabilities of mmWave Technologies Inc. have been segregated as assets and liabilities held for sale.

Going Concern Basis of Presentation

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. As shown in the accompanying financial statements, as at March 31, 2007 the Company has incurred losses of $1,180,824, has a working capital deficit of $4,328,164 and a stockholders’ deficiency of $3,194,002. As a result, substantial doubt exists about the Company’s ability to continue to fund future operations using its existing resources.

In order to meet its near term obligations with its secured and unsecured creditors and provide the necessary funding for future operations, the Company will have to reorganize its operations and/or raise additional financing, none of which is assured. Management has taken certain restructuring steps, including changes in management and the composition of the Company’s Board of Directors.

Note 2 - Recent developments

mmwave Restructuring

Due to continued deterioration of the financial operating results of the Company’s wholly owned subsidiary mmwave, management decided to wind down the operations of mmwave. Substantially all of mmwave’s employees were terminated effective February 1, 2007 and all office locations were closed. On March 19, 2007, the Company received a Statement of Claim from the landlord of the 6200 Tomken Road premises. The Company received a demand notice from the its secured lender to repay the remaining indebtedness. The Company has been served several claims by creditors, former employees and has also served claims against certain debtors. During the quarter ended March 31, 2007 mmwave for all intents and purposes ceased to operate. In addition the mmwave was served a judgment by a British Columbia court over a wrongful dismissal lawsuit. The plaintiff was awarded CAD$110,000 (approximately US$97,000) plus costs.

Appointment of New Chief Executive Officer

On February 4, 2007, Brad Poulos resigned as Chief Executive Officer of the Company. On the same date, the Board appointed John Simmonds as a director and as the Company’s interim Chief Executive Officer. In addition, the Board has appointed Carrie Weiler, the Company’s Corporate Secretary, as a director.

Officer and Director Resignations

On February 13, 2007, David Valliere resigned as a member of the Board of Directors On February 19, 2007, Glenn Poulos entered into an agreement with the Company whereby he resigned as a member of the Board of Directors of the Company, as President of the Company’s wholly owned subsidiary mmwave and as a Director of mmwave. Under the provision of the agreement Glenn Poulos will receive a severance of approximately $122,000 over a one year period. On February 19, 2007, Bradley Poulos entered into an agreement with the Company whereby he resigned as President of the Company and as Chairman of the Board of Directors. Under the provision of his agreement Brad Poulos will receive a severance of approximately $360,000 over a three year period. With his resignation as an officer of the Company he became an independent non-executive member of the Board of Directors.

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

Sale of Knowlton Pass

Effective March 1, 2007, the Company closed the sale of Knowlton Pass Electronics Inc. (which operated as Wireless Works). The Company sold all of the issued and outstanding shares of Knowlton Pass to David MacKinnon (a former employee of the Company) in exchange for a $327,194, 5 year promissory note and the forgiveness by David MacKinnon of severance obligations due to him (pursuant to the terms of his termination in September 2006, David MacKinnon was to receive severance agreements totaling approximately $342,000 over a period of two years and 8 months).

Offers to Acquire Retail Segment Operations and Remaining Commercial Segment Operations

On February 27, 2007, the Company entered into a binding Letter of Intent with Newlook Industries Corp., to sell 99.7% of the issued and outstanding common shares of Wireless Age Communications, Ltd., and 100% of the issued and outstanding commons shares of Wireless Source Distribution Ltd.

On April 10, 2007, the Company also announced that it had received a Letter of Intent from a third party pursuant to which such party offered to acquire certain assets and liabilities of the Company’s subsidiaries Wireless Age Communications Ltd. and Wireless Source Distribution Ltd. for CAD$8,125,000 (approximately US$7,060,000) cash.

The offer was structured as an asset purchase, unlike the previous Newlook Industries Corp. (“Newlook”) offer which was for the shares of the two subsidiaries. It did not contemplate assumption of the subsidiaries’ working capital loan facility. The Newlook offer was CAD$7,000,000 (approximately US$6,080,000) in cash (or Newlook common stock at the option of the Company) for the shares of Wireless Age Communications Ltd. and Wireless Source Distribution Ltd. and contemplated forgiveness of inter-company debt of approximately CAD$2,000,000 (approximately US$1,740,000). Although the estimated cash at closing arising from the second offer was forecasted to be higher, management felt that after settling certain tax liabilities arising from the asset purchase, the residual amount of cash available to the Company would have been less than the Newlook offer.

After careful consideration of both offers, including the complexities of different transaction structures, the members of the Company’s Board of Directors have decided to decline both offers.

Termination of Subcontract by Nokia Products Ltd.

On March 16, 2007, Nokia Products Limited issued a Notice of Material Breach to the Company’s subsidiary mmwave, citing that the Company failed to progress work in accordance with the terms and conditions of its subcontract with Nokia. The Company has 30 days to remedy the alleged breach or the subcontract will be terminated.

On May 3, 2007, the Company received notice that the subcontract had been terminated for breach and that Nokia intended to deduct from its final payment certain costs associated with incompleted services, remedial action taken and any liquidated damages.

Newlook Acquisition of Barron Partners LP Investment in Wireless Age

On April 30, 2007, the Company learned that Newlook exercised an option to acquire certain Wireless Age securities held by Barron Partners LP (“Barron”). Barron invested $1,000,000 in Wireless Age on August 3, 2006 and acquired 7,142,900 series A convertible preferred shares, series A warrants to acquire 7,500,000 Wireless Age common shares at $0.25 per share and series B warrants to acquire 7,500,000 Wireless Age common shares at $0.50 per share. On January 3, 2007, Barron converted 1,350,000 series A preferred shares to 1,350,000 common shares and on February 8, 2007 they converted a further 1,600,000 series A preferred shares to 1,600,000 common shares. Wireless Age failed to meet certain pre-tax earnings per share targets during the year ended December 31, 2006, and the conversion rate of the remaining 4,192,900 series A preferred shares was amended such that they convert into 8,385,800 common shares, the exercise price on the series A warrants reduced from $0.25 to $0.125 per share and the exercise price of the series B warrants reduced from $0.50 to $0.25 per share.

On April 10, 2007 Newlook announced that it had paid $100,000 to Barron to acquire an option to acquire the following securities from Barron:

4,192,900 series A convertible preferred shares
1,482,400 common shares
5,000,000 series A warrants
5,000,000 series B warrants

The option could be exercised through a further payment of $600,000 on or before April 30, 2007.

After closing of this transaction, Barron holds series A warrants to acquire 2,500,000 Wireless Age common shares and series B warrants to acquire 2,500,000 Wireless Age common shares.

On a fully diluted basis, assuming the conversion of the preferred shares and the exercise of the warrants, Newlook holds a 39% interest in Wireless Age. In the event that Wireless Age fails to meet fiscal 2007 pre-tax earnings per share targets, the conversion rate of the series A preferred shares and the exercise price on the series A and B warrants will be amended again. If Wireless Age misses the pre-tax earnings per share target by more than 50% the number of common shares issuable upon the conversion of the 4,192,900 series A preferred shares would be 16,771,600 and the exercise price of the series A warrants would be reduced from $0.125 to $0.0625 per share and the exercise price of the series B warrants would reduce from $0.25 to $0.125 per share. Newlook would then hold a 48% interest in Wireless Age.

Changes in Principal Office Address

Effective February 1, 2007, the principal offices of the Company were temporarily moved to 1408 Broad Street, Regina, Saskatchewan, S4R 1Y8, Canada. On March 1, 2007, the principal offices were re-established in Mississauga, Ontario at 1075 Meyerside Drive, Unit 7, Mississauga, Ontario, L5T 1M3 (tel. 905-564-6500, fax 905-564-6518).

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

Consolidated financial statements

The consolidated financial statements include the accounts of the Company, its four wholly-owned inactive subsidiaries DB Sim Holdings Ltd. (“DB Sim”), Prime Battery Products Limited (“Prime Battery”), Marlon Distributors Ltd. (“Marlon Distributors”) and 1588102 Ontario Inc. (“1588102”), its 99.7% owned subsidiary WACL, and its wholly-owned subsidiaries Prime Wireless, mmwave, and Wireless Source. WACL, DB Sim and Wireless Source are incorporated under the laws of the province of Saskatchewan, Canada. Prime Wireless, Prime Battery and 1588102 are incorporated under the laws of the Province of Ontario, Canada and Knowlton, mmwave and Marlon Distributors are federally incorporated under the laws of Canada. All inter-company transactions have been eliminated.

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

Property, plant and equipment

Property, plant and equipment are recorded at cost less accumulated amortization. Amortization is provided over estimated useful life of the assets using the following annual rates:

Computer hardware	30% declining balance
Computer software	2 years straight-line
Equipment under capital lease	10 years straight-line
Leasehold improvements	5 years straight-line
Office equipment	10 years straight-line
Network equipment	30% declining balance
Vehicles under capital lease	30% declining balance
Rental equipment	30% declining balance
Shop tools	10 years straight-line

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

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, receivables, accounts payable and accrued liabilities and customer deposits approximates fair value because of the short maturity of these instruments. The carrying value of long-term debt, shareholder loans and due from/to related parties also approximates fair value. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risk arising from these financial instruments.

Advertising and Marketing Costs

The Company expenses the costs of advertising and marketing as incurred. The Company incurred $82,443 and $70,122 of advertising and marketing expenses during the nine month periods ended March 31, 2007 and 2006, respectively.

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

Revenue Recognition

The Company recognizes revenue from the sale of telecommunications equipment, digital subscriber line equipment, accessories and other electronics products, when the products are delivered and accepted by the customer. Activation commission fees earned from the telephone companies are recognized at the time of activation by the customer and include the sale of post paid cellular service contracts, high speed internet and television services. Residual commission fees are recognized at the point in time they are earned. The Company receives revenue from rental contracts for radio equipment and recognizes the revenue upon completion of the service. The Company receives co-op advertising revenue from the telephone companies based on the requirement to spend 30-60% of the available co-op advertising allotment. Any amount received under this program is deducted from advertising expense.

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

Cash and Cash Equivalents

Cash and cash equivalents are included at cost, which approximates market. At March 31, 2007, the Company's cash and cash equivalents were held primarily by one financial institution. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents, while those having original maturities in excess of three months are classified as marketable securities or as long-term marketable securities.

Discontinued Operations

The Company has followed Statement of Financial Accounting Standard No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”. Accordingly, the Company recognized as discontinued operations the results of the Wireless Works division (see Note 7). The Company has also recognized the operations of mmwave, which is currently inactive due to restructuring steps as discontinued operations. As of March 31, 2007, the Company wrote down the assets related to the mmwave subsidiary to their respective fair values.

Convertible Preferred Stock

The Company has followed Financial Accounting Standards Board, Emerging Issues Task Force (“EITF”) abstracts 98-5 and 00-27 and has recorded a non-cash charge to income representing the intrinsic value of the beneficial conversion option inherent in the preferred stock.

The Company has also determined the relative fair values of the warrants and the preferred stock and has charged the fair value of the warrants to additional paid in capital.

Recent Accounting Pronouncements

In February 2007, the FASB issued FASB Statement NO. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115” (“SFAS 159”). The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains or loses on items for which the fair value option has been elected in earnings (or another performance indication if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. FASB No. 159 is effective as of the beginning of the fiscal years beginning after November 15, 2007. The Company is currently evaluating what impact, if any, SFAS 159 will have on its financial position or results of operations.

Note 4 - Intangible Assets & Goodwill

Intangible assets

As of March 31, 2007	Gross Carrying Amount	Accumulated Amortization	Net 2007
Intangible assets subject to amortization:
Retail segment:
Residual premiums	$939,440	$(853,882)	$85,558
MTS agency fee	277,152	(186,212)	90,941

Total intangible assets subject to amortization	1,216,592	(1,040,094)	176,499

Total intangible assets	$1,216,592	$(1,040,094)	$176,499

Aggregate amortization expense for the three month period ended March 31, 2007: $26,251.

Estimated amortization expense:

For the year ended December 31, 2007	$53,978
For the year ended December 31, 2008	$46,061
For the year ended December 31, 2009	$46,061
For the year ended December 31, 2010	$26,399
For the year ended December 31, 2011	$4,000

Goodwill

The changes in the carrying amount of goodwill which is solely in respect of the retail segment for the three month period ended March 31, 2007, are as follows:

	Retail Segment	Commercial Segment		Total
Balance as of January 1, 2007	$241,026	$	nil	$241,026
Goodwill acquired	-		-	-

Balance as of March 31, 2007	$241,026	$	nil	$241,026

The retail segment will be tested for impairment in the fourth quarter during the annual budgeting and forecasting process. The fair value of the reporting unit is estimated using the expected present value of future cash flows.

Note 5 - Loans and Obligation under Capital Leases

Loan

The Company has a loan with an asset based lender of $1,342,000 (CAD$1,500,000), secured by the accounts receivable and inventory. According to the banking agreement the Company is required to maintain certain balance sheet ratios. At March 31, 2007 the Company was in breach of two of these covenants. Out of the Company’s ability to borrow totalling $1,342,000 (CAD$1,500,000) the company was drawn $1,284,855 (CAD$1,484,666) as of March 31, 2007.

The Company also has a bank loan with a Schedule A Canadian bank within it mmwave subsidiary (which has been classified as discontinued operations - Note 7). As of March 31, 2007, there was $393,017 (CAD$453,777) drawn on the facility. The Company is in default under the loan facility and the bank has demanded the loan.

Obligations under Capital Leases

March 31, 2007
Capital lease obligations	39,127
Less: current portion:	(24,808)

$14,319

Capital lease obligations include three leases with monthly payments ranging between $222 (CAD$248) and $1,520 (CAD$1,699) and including interest at rates ranging between 12.5% and 16.2%.  Equipment is pledged as security.

Note 6 - Segmented Information

The following table shows revenues, profits or loss, for the three month period ended March 31, and identifiable assets by operating segment:

	2007	2006
Revenues
Retail - sale of tangible products	$2,440,118	$2,018,088
Retail - activation commissions and residual payments	821,172	722,180
Commercial - sale of tangible products	2,648,557	1,950,047
Commercial - activation commissions and residual payments	31,821	38,022

Consolidated revenues	$5,941,668	$4,728,337

Profit or Loss
Retail	$357,022	$182,779
Commercial	75,135	22,969
Unallocated amounts:
Corporate costs	(204,249)	(215,971)
Loss from discontinued operations (Note 7)	(1,408,732)	(96,615)

Consolidated loss	$(1,180,824)	$(106,838)

Assets
Retail	$4,883,548	$4,092,114
Commercial	274,333	4,391,354
Intangible assets and goodwill - retail	417,525	522,853
Intangible assets and goodwill - commercial	-	1,226,174
Unallocated corporate assets	133,393	156,151
Assets of discontinued operations held for sale	1,181,470	-

Consolidated assets	$6,890,269	$10,388,646

Note 7 - Discontinued Operations

During the year ended December 31, 2006 the Company began a process of reviewing all non-profitable divisions, sub-categories, lines of business or segments for their long term viability.

Knowlton Pass Electronics Inc.

Through the review process the Company came to the conclusion that the Wireless Works business unit (component of the Commercial operating segment) was non-strategic in the long run, difficult to fund and placed the unit for sale. Effective March 1, 2007 the Company sold the Wireless Works business unit. As of March 31, 2007, the operating results of the Wireless Works business unit have been classified as discontinued operations. The comparative figures for 2006 have been reclassified also to reflect the same treatment. The operating results also include the severance provisions and costs of certain senior management employees terminated as a result of the disposal decision.

The summarized operating results for discontinued operations during the three month period ended March 31, are as follows:

	2007	2006

Revenues	$82,101	$209,387
Costs and expenses	87,234	340,468

Net loss from operations	$(5,133)	$(131,081)
Gain on disposal	$315,800	$-

Total	$310,667	$(131,081)

The Company sold all of the issued and outstanding shares of Knowlton Pass Electronics Inc. to David MacKinnon (a former employee of the Company) in exchange for a $327,194 (CAD$377,778) five year promissory note and the forgiveness by David MacKinnon of severance obligations due to him (pursuant to the terms of his termination in September 2006, David MacKinnon was to receive severance agreements totaling approximately $342,000 over a period of two years and 8 months). The severance was to be satisfied by the entity that was sold.

The gain on disposal of the entity is summarized below:

Proceeds received:
Note receivable	$327,194
Reserve for doubtful collection	(327,194)

Net proceeds of disposal	$-
Less: net asset deficit	$(315,800)

Gain on disposal	$315,800

mmwave Technologies Inc.

Due to continued deterioration of the financial operating results of the Company’s wholly owned subsidiary mmwave, management began a restructuring of the business unit. Substantially all of mmwave’s employees were terminated effective February 1, 2007 and all office locations were closed. The operating results of mmwave have been regarded as discontinued effective February 1, 2007. Management is taking steps to restructure the business, in the interim the Company is collecting remaining accounts receivable, liquidating assets and providing the proceeds to secured lenders.

The summarized operating results for discontinued operations, for the three month period ended March 31, are as follows:

	2007	2006

Revenues	$781,016	$2,203,093
Costs and expenses	2,180,238	2,168,527

Net income (loss)	$(1,719,399)	$34,566

Assets and liabilities of discontinued operations as at March 31, 2007 are summarized as follows:

Cash	$2,547
Accounts receivable	410,134
Inventory	33,394
Due from related parties	83,794
Prepaid expenses	13,226

543,095

Property, plant and equipment	638,375

Total assets	$1,181,470

Bank indebtedness	$393,017
Accounts payable and accrued liabilities	3,909,860
Former shareholder loans	180,239
Current portion of obligations under capital leases	149,199

Total current liabilities	$4,632,315
Obligations under capital leases	366,627

Total liabilities	$4,998,942

Note 8 - Preferred Stock

During fiscal 2006 the Company failed to attain certain minimum levels of pre-tax earnings per share from continuing operations therefore the conversion rate of the preferred stock was amended from $0.14 per share to $0.07 per share. The 4,192,900 preferred shares outstanding at March 31, 2007 are now convertible into 8,385,800 common shares. The Company has similar fiscal 2007 targets and if the Company fails to attain these targets the number of common shares issuable upon conversion could be as many as 16,771,600.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

The following is management's discussion and analysis of the interim financial results, liquidity and capital resources as well as accounting policies and other key items related to our business and performance. Our objective is to provide investors and readers with an understanding of the key variables and other qualitative and quantitative factors that are unique to our business and that management focuses on in evaluating and measuring our financial performance and financial condition. We will discuss and analyze significant known trends, demands, commitments, events and uncertainties that we believe are important to an understanding of our business. This section should be read in conjunction with our Consolidated Financial Statements and related notes in the "Financial Statements" section of our 2006 Annual Report on Form 10-KSB.  References to per share amounts reflect fully diluted per share amounts or basic diluted per share amounts where per share amounts would be anti dilutive. Certain prior year amounts included in this section have been reclassified to conform to the current year presentation.

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

Overview

During the quarter ended March 31, 2007, the Company generated net income of $227,908 from continuing operations. Management’s efforts to reduce costs, sell or eliminate unprofitable business units and improve the financial performance of the Company are reflected in the financial results for the first quarter of fiscal 2007. The discontinued operations loss was substantial at $1,408,732 and represents the losses of Knowlton Pass Electronics Inc. (which was sold effective March 1, 2007) and mmwave Technologies Inc. (which at the end of the quarter was inactive other than efforts to wind down the entity) business units.

Continuing operations consists of the retail operating segment and remaining commercial segment businesses, including distribution of prepaid cards, land mobile radios, and accessories.

Results of operations

For the three month period ended March 31, 2007 and 2006

Continuing Operations

The Company recorded an overall net loss of $1,180,824 during the three month period ended March 31, 2007 compared to a loss of $106,838 in the comparative period a year ago. Net income from continuing operations was $227,908 in the current period compared to a loss of $10,223 during the three month period ended March 31, 2006.

Continuing operations revenues for the consolidated entity including product sales, commissions and residual revenue during the three month period ended March 31, 2007 were $5,941,668 compared to $4,728,337 during the first quarter of 2006, representing a 25.7% increase in sales over the comparative period in the prior year. Sales of the retail segment were $3,261,290, compared to $2,740,268 in 2006 and sales of the commercial segment were $2,680,378 compared to $1,988,069 in 2006.

Sales of the retail segment during the three month period ended March 31, 2007 and 2006 can be broken down into the following subcategories:

	2007	2006
Cellular hardware, radios and accessories	$2,383,401	$1,960,764
Commission and residual revenue	821,172	722,180
Equipment rental	56,717	57,324

	$3,261,290	$2,740,268

The sales of the retail segment for the three month period ended March 31, 2007 increased 19% over the same three month period of 2006. Sales of hardware increased 21.6% and commission and residual revenue grew 13.7%. Equipment rental revenue growth was largely flat. Handset sales are consistently driving the growth within the retail segment and are a direct result of new and improved handsets and accessories entering the market place, the segment’s ability to successfully sell existing clientele on new handset features and increasing penetration rates in the mobile telephone industry.

The revenues of the commercial segment represent the sale of prepaid cellular cards, two-way radios, accessories and commissions earned from sale of hardware under supplier representation agreements. Sales of the commercial segment during the current quarter were $2,680,378 compared to $1,988,069 during the first quarter of fiscal 2006. Sales of the commercial segment grew by 34.8%.

Sales of the commercial segment during the three month period ended March 31, 2007 and 2006 can be broken down into the following subcategories:

	2007	2006
Prepaid cards, two way radios and accessories	$2,648,557	$1,950,047
Commission revenue	31,821	38,022

	$2,680,378	$1,988,069

The growth in revenues within the commercial segment is led by the distribution of prepaid cards. Prepaid cellular airtime is becoming a fast growing choice for the youth and senior cellular market.

Gross profit from continuing operations during the three month period ended March 31, 2007 was $1,609,618 up from $1,458,864 during the first quarter of fiscal 2006. Gross profit including commissions and residual revenue (which have no associated cost of sales) as a percentage of total sales was 27.1% during the three month period ended March 31, 2007, compared to 30.9% in the first quarter of fiscal 2006. Gross profit on product sales, excluding commission and residual revenue, as a percentage of product sales decreased from 17.6% during the three month period ended March 31, 2006 to 14.9% in the current quarter. Gross profit as a percentage of product sales decreased due to sales mix, i.e. incremental revenues were from lower margin business lines.

Selling and administrative expenses from continuing operations decreased from $1,302,760 during the three month period ended March 31, 2006 to $1,238,206 during the three month period ended March 31, 2007. Selling and administrative expenses expressed as a percentage of total revenue decreased from 27.6% to 20.8% year over year.

Selling and administrative expenses during the three month period ended March 31, 2007 and 2006, included:

	2007	2006
General and administrative costs	234,893	227,954
Professional and consulting fees	92,667	168,277
Rent and occupancy costs	166,832	173,376
Wage and benefit costs	743,814	733,153

	$1,238,206	$1,302,760

Professional and consulting fees were $92,667 during the three month period ended March 31, 2007 compared to $168,277 during the three month period ended March 31, 2007. Professional and consulting fees include expenses for accounting and legal, directors’ fees and other consultants.

General and administrative expenses totaled $234,893 for the three month period ended March 31, 2007 compared to $227,954 for the comparable period ended March 31, 2006. The increase is the result of incremental operating costs associated with the rising levels of sales activity in the Company.

Rent and occupancy costs were $166,832 during the three month period ended March 31, 2007 compared to $173,376 in the comparative period in the prior year. The corporate offices have been relocated from shared space with mmwave to a much smaller location in Mississauga.

Wages and benefits have increased from $733,153 for the three month period ended March 31, 2006 to $743,814 for the first quarter of 2007. This is a result of increased levels of commissions due to the increased business activity.

Amortization expense during the three month period ended March 31, 2007 was $63,716 compared to $57,242 during the comparative period in the prior year. Amortization expense in the current quarter represents the continued amortization of the Company’s capital and other assets and the amortization of the intangible assets of $26,251.

Interest expense decreased from $98,984 during the three month period ended March 31, 2006 to $84,999 during the current quarter. The decrease is a result of occasional lower levels of borrowing during the current quarter.

During the quarter ended March 31, 2007 the Company incurred a foreign exchange gain of $5,211 arising from translation of Canadian dollar denominated assets and liabilities translated into the reporting currency. The Company experienced a foreign exchange gain of $406 in the comparative period in 2006.

The overall loss per share for the three month period ended March 31, 2007 was $0.038 compared to $0.004 loss per share during the three month period ended March 31, 2006. Continuing operations generated basic earnings per share of $0.007 (fully diluted being not materially different) during the current quarter and a loss of $0.0004 during the comparative period in the prior year.

Discontinued Operations

Revenues of discontinued operations for the three month period ended March 31, 2007 were $863,117 ($82,101 from Knowlton Pass Electronics Inc. prior to the sale on March 1, 2007 and $781,016 from mmwave Technologies Inc. prior to management’s efforts to wind the business unit down) compared to $2,412,480 during the comparative period on the prior year ($209,387 from Knowlton Pass Electronics Inc. and $2,203,093 from mmwave Technologies Inc.). Costs and expenses were $2,267,472 in the current quarter ($87,234 from Knowlton Pass Electronics Inc. and $2,180,238 from mmwave Technologies Inc. - including a special severance provision for the the Company’s former CEO and the former President of mmwave Technologies Inc. totaling $516,411) and $2,508,995 during the three month period ended March 31, 2006 ($340,468 from Knowlton Pass Electronics Inc. and $2,168,527 from mmwave Technologies Inc.). The Company also recorded a gain of $315,800 on the disposal of Knowlton Pass Electronics Inc. in the current quarter. The net loss from discontinued operations was $1,408,732 during the quarter ended March 31, 2007 and $96,615 in the prior year. Loss per share from discontinued operations was $0.045 per share in the current quarter and $0.0036 per share in the comparative period a year ago.

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

Inventory currently represents approximately 30% of total current assets and is subject to risk of inexact estimates by management.

Revenue Recognition

The Company recognizes revenue from the sale of telecommunications equipment, digital subscriber line equipment, accessories and other electronics products, when the products are delivered and accepted by the customer. Activation commission fees earned from the telephone companies are recognized at the time of activation by the customer and include the sale of post paid cellular service contracts, high speed internet and television services. Residual commission fees are recognized at the point in time they are earned. The Company receives revenue from rental contracts for radio equipment and recognizes the revenue upon completion of the service. The Company receives co-op advertising revenue from the telephone companies based on the requirement to spend 30-60% of the available co-op advertising allotment. Any amount received under this program is deducted from advertising expense.

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

In connection with our review of goodwill and intangible assets during fiscal 2006, we determined that certain intangible assets associated goodwill arising from an acquisition were impaired. As a result, a non-cash impairment charge of $1,226,174 was charged to the statement of operations during fiscal 2006.

Financial Condition

Since year end total assets have decreased by $1,317,862 to $6,890,269 at March 31, 2007. Current assets have decreased by $994,855 and non current assets have decreased by $323,007. The reasons for the declines are the sale of Knowlton Pass Electronics Inc. and management efforts to wind down the operations of mmwave Technologies Inc.

Current assets decreased during the current year by $994,855 to $5,301,630 at March 31, 2007. Accounts receivable decreased by approximately $1,675,000 primarily due to a reduction in level of sales from the 4th quarter of fiscal 2006 and the transfer of the remaining receivables of mmwave to discontinued operations. Inventory levels have decreased by approximately $177,000 also reflecting the slow part of the fiscal year. Work in progress and due from related parties balances at year end were reduced to zero at the end of the first quarter of fiscal 2007. Prepaid balances also have declined since year end by approximately $27,000 due to normal business fluctuations. Offsetting these decreases were increases in cash of approximately $776,000 and assets of discontinued operations of approximately $424,000.

Net Property, plant and equipment assets have decreased since year end by approximately $706,000 to $532,739 at March 31, 2007. The net decrease is primarily due to the transfer of mmwave assets to discontinued operations classification and normal amortization of assets of continuing operations.

Intangible assets decreased since year end by $26,251 due to normal amortization of certain intangibles. Goodwill did not change during the period.

Total liabilities have decreased since December 31, 2006 by $303,599 to $10,084,271 at March 31, 2007. Current liabilities decreased by $262,661 to $9,629,794 during the current period. Accounts payable decreased by approximately $3,278,000, bank indebtedness decreased by approximately $698,000, shareholder loans decreased by approximately $179,000, current portion of lease obligations decreased by approximately $142,000 and the current portion of deferred revenue decreased by approximately $10,000. The primary reason for these decreases were the transfer of mmwave balances to discontinued operations treatment. Liabilities of discontinued operations increased by approximately $4,045,000 to $4,998,941.

The long-term portion of deferred revenues and customer deposits was $72,248 and the long-term portion of the obligations under capital lease totaled $14,319 March 31, 2007. Minority interest, which represents the amount of net assets owed to the parties holding the remaining 0.3% of Wireless Age Communications Ltd., remained at $1,283 at March 31, 2007.

Stockholders’ deficiency has increased since year end by $1,023,263 to $3,194,002 at March 31, 2007. The increase is the result of:

1.
An increase in additional paid in capital arising from an adjustment associated with 2,000,000 warrants in total issued to the Company’s former CEO, former President of mmwave and the Company’s current CFO, valued at $190,000.

2.	Foreign exchange loss of $32,439 recorded within accumulated other comprehensive income, and

3.	An increase in accumulated deficit representing the $1,180,824 loss for the current quarter.

Liquidity and Capital Resources

As March 31, 2007, the Company had current assets of $5,301,630 and current liabilities of $9,629,794, indicating working capital deficit of $4,328,164 compared to a deficit of $3,595,970 at the beginning of the year. The decrease in working capital is the result of the continued operating losses of discontinued operaitons.

Cash provided by continuing operating activities amounted to $76,643 during the three month period ended March 31, 2007, primarily as a result of the net income adjusted for non cash items and various changes in operating assets and liabilities. Cash used in continuing investing activities during the period amounted to $27,444, primarily consisting of cash used to acquire capital assets. Cash provided by financing activities during the current period amounted to $11,316 and primarily represented by increases in bank indebtedness. The cumulative affect of all these changes resulted in a net increase in cash of $60,515 from continuing operations. Net cash provided by discontinued operations totaled $715,869.

Management believes that additional funding will be required for working capital purposes. There can be no assurance that we will be able to raise this funding when needed nor can we assure the exercise of the outstanding warrants. The Company plans wind down the non-performing operating subsidiaries during fiscal 2007 and focus on the profitable retail operating segment.

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

PART II. Other Information

Item 1. Legal Proceedings.

A former employee of mmwave Technologies Inc. obtained a judgment from the Supreme Court of British Columbia on April 18, 2007 with respect to a claim of wrongful dismissal in the amount of CAD$110,000. The court also awarded costs of CAD$31,313. The Company recognized the loss in the statement of income (under discontinued operations) during the quarter ended March 31, 2007.

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

On April 20, 2007, the Company was served a Notice of Claim by the British Columbia Ministry of Labour and Cititzen’s Services over a group of former employees making claim about unpaid severance, vacation pay, health care claims and expenses. The claim totaled CAD$83,065.

To the knowledge of the Company, there are no other material pending legal proceedings to which the Company is a party or of which any of its property is subject and Company management is not aware of any threatened proceedings by any other person, organization or governmental authority.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults Upon Senior Securities.

As at March 31, 2007 mmwave Technologies Inc., a wholly owned subsidiary of the Company, was in breach of its agreement with its senior working capital lender. The breach is continuing subsequent to March 31, 2007.

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

(b)  Reports on Form 8-K.

On February 9, 2007, the Company filed Form 8-K providing details of certain changes in management and directors.

On February 20, 2007, the Company filed Form 8-K providing details of further changes in management and directors and a default notice from a landlord of the Company.

On March 2, 2007, the Company filed Form 8-K announcing the Company had received a default letter from its senior secured lender and that the Company had failed to meet certain performance targets under its agreement with Barron Partners LP.

On March 20, 2007, the Company filed Form 8-K providing details of certain changes to its by-laws.

On March 21, 2007, the Company filed Form 8-K announcing it had received a notice of termination letter from its secured lender and a notice of breach letter from Nokia Products Ltd. with respect to its subcontract with mmwave.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIRELESS AGE COMMUNICATIONS, INC.

May 15, 2007	By:	/s/ John G. Simmonds
Name: John G. Simmonds Title: Principal Executive Officer

By:	/s/ Gary N. Hokkanen
Name: Gary N. Hokkanen
Title: Principal Financial Officer and Principal Accounting Officer