Form 10QSB
period 2007-06-30
WIRELESS AGE COMMUNICATIONS INC
filed 2007-08-14
CIK 1130131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission file number 001-31338

Wireless Age Communications, Inc.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	98-0336674
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

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

The number of shares of common stock outstanding as of August 14, 2007: 59,116,185

Transitional Small Business Disclosure format (Check one): Yes ☐  No ☒

Wireless Age Communications, Inc.

PART I. Financial Information

Item 1. Financial Statements

Wireless Age Communications, Inc.
Condensed Consolidated Balance Sheet
June 30, 2007
(UNAUDITED)

ASSETS

Current Assets:
Cash and cash equivalents	$41,204
Receivables	2,483,730
Inventory	1,753,142
Prepaid expenses and other assets	96,063
4,374,139

Property, plant and equipment, net	582,352
Intangible assets (Note 4)	159,935
Goodwill (Note 4)	241,026
TOTAL ASSETS	$5,357,452

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Loan (Note 5)	$226,593
Accounts payable and accrued liabilities	4,184,264
Current portion of Deferred revenues and customer deposits	164,945
Current portion of Obligations under capital leases (Note 5)	34,648
Liabilities of discontinued operations (Note 7)	400,057
Total current liabilities	5,010,507

Deferred revenues and customer deposits	87,983
Obligations under capital leases (Note 5)	40,048
Minority interest	1,283
Total liabilities	5,139,821

Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, No shares issued and outstanding	-
Common stock, $.001 par value, 100,000,000 shares authorized, 59,116,185 shares issued and outstanding at June 30, 2007	59,117
Additional paid-in capital	18,121,049
Accumulated deficit	(18,068,642)
Accumulated other comprehensive income	106,107
Total stockholders’ equity	217,631
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$5,357,452

See accompanying notes to financial statements.

Wireless Age Communications, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Sales - product	$6,558,218	$5,070,335	$11,646,893	$9,038,470
Commission and residual revenue	1,016,380	887,639	1,869,373	1,647,841
Total sales	7,574,598	5,957,974	13,516,266	10,686,311
Cost of goods sold - product	5,658,050	4,313,245	9,990,100	7,582,719
Gross profit	1,916,548	1,644,729	3,526,166	3,103,592

Selling and administrative expenses	1,444,512	1,609,496	2,682,718	2,912,256
Loss on uncollected management fees (Note 8)	-	300,000	-	300,000
Amortization	69,033	62,446	132,749	119,688
Earnings (loss) from operations	403,003	(327,213)	710,699	(228,351)

Other (income) expenses
Interest	55,066	111,195	140,065	210,179
Foreign exchange loss (gain)	(9,711)	(9,483)	(14,922)	(9,889)
Loss on note receivable (Note 8)	-	129,114	-	129,114
Share of loss of equity accounted investment (Note 8)	-	-	-	12,507
	45,355	230,826	125,143	341,911
Net (loss) income before income taxes	$357,648	$(588,039)	$585,556	$(570,262)
Income tax recovery - deferred	-	(199,000)	-	(201,000)
Net income (loss) from continuing operations	$357,648	$(359,039)	$585,556	$(369,262)
Net income (loss) from discontinued operations (Note 7)	3,088,042	(344,047)	1,679,310	(440,662)
Net income (loss)	$3,445,690	$(703,086)	$2,264,866	$(809,924)
Deemed dividend related to beneficial conversion feature of convertible preferred stock (Note 9)	2,515,767	-	2,515,767	-
Financing expense related to convertible preferred stock (Note 9)	999,674	-	999,674	-
Net loss attributable to common shareholders	$(69,751)	$(703,086)	$(1,250,575)	$(809,924)

Earnings (loss) per share - continuing operations - basic	$0.010	$(0.012)	$0.017	$(0.013)
Earnings (loss) per share - continuing operations - fully diluted	$0.008	-	$0.015	-
Earnings (loss) per share - discontinued ops - basic	$0.083	$(0.011)	$0.049	$(0.015)
Earnings (loss) per share - discontinued operations - fully diluted	$0.070	-	$0.042	-
Earnings (loss) per share - basic	$0.093	$(0.023)	$0.066	$(0.028)
Earnings (loss) per share - fully diluted	$0.079	-	$0.057	-
Deemed dividend related to beneficial conversion feature of convertible preferred stock (Note 9)	$(0.068)	-	$(0.074)	-
Financing expense related to convertible preferred stock (Note 9)	$(0.027)	-	$(0.029)	-
Net loss attributable to common shareholders	$(0.002)	$(0.023)	$(0.037)	$(0.028)
Weighted average number of common shares outstanding:
Basic	36,917,629	29,148,916	34,185,274	29,135,058
Fully diluted	43,739,098	-	40,024,865	-

Comprehensive		Income (Loss )
Net (loss)	$(69,751)	$(703,086)	$(1,250,575)	$(809,924)
Other comprehensive income (loss):
Foreign exchange translation (loss)	(34,057)	(7,905)	(66,496)	(9,982)
Comprehensive (loss)	$(103,808)	$(710,991)	$(1,317,071)	$(819,906)
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

Wireless Age Communications, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
For the six month period ended June 30, 2007
(UNAUDITED)

	Common Stock			Preferred Stock
	Number	Par Value	Additional Paid-in Capital	Number	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, December 31, 2006	29,527,918	$29,528	14,075,817	7,142,900	7,143	362,237	(16,818,0687)	172,603	(2,170,739)

Conversion of preferred stock to common stock	2,950,000	2,950	149,602	(2,950,000)	(2,950)	(149,602)	-	-	-

Adjustment arising from issuance of warrants	-	-	190,000	-	-	-	-	-	190,000

Foreign currency translation adjustment	-	-	-	-	-	-	-	(32,439)	(32,439)

Net loss for the three month period ended March 31, 2007	-	-	-			-	(1,180,824)	-	(1,180,824)

Balance, March 31, 2007	32,477,918	$32,478	14,415,419	4,192,900	4,193	212,635	(17,998,891)	140,614	(3,194,002)
Conversion of preferred stock to common stock	16,771,600	16,772	200,056	(4,192,900)	(4,193)	(212,635)	-	-	-

Beneficial conversion feature of preferred stock	-	-	2,515,767	-	-	-	-	-	2,515,767

Deemed dividend related to beneficial conversion feature of preferred stock (Note 9)							(2,515,767)		(2,515,767)

Issuance of common stock for cancellation of warrants	6,666,667	6,667	666,607	-	-	-	-	-	673,274

Issuance of common stock pursuant to settlement of financing breach	3,200,000	3,200	323,200	-	-	-	-	-	326,400

Financing expense related to preferred stock	-	-	-	-	-	-	(999,674)	-	(999,674)

Foreign currency translation adjustment	-	-	-	-	-	-	-	(34,057)	(34,057)

Net income for the three month period ended June 30, 2007	-	-	-			-	3,445,690	-	3,445,690

Balance, June 30, 2007	59,116,185	$59,117	18,121,049	-	-	-	(18,068,642)	106,107	217,631

See accompanying notes to financial statements.

Wireless Age Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(UNAUDITED)

	Six months ended June 30,
	2007	2006
Net cash provided by (used in) operations
Net income (loss) from continuing operations	$585,556	$(369,262)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization	132,749	119,688
Common stock issued under special bonus	-	210,000
Foreign exchange (gain)	(14,922)	(9,889)
Share of loss of equity investment	-	12,507
Loss on note receivable	-	129,114
Loss on uncollected management fees	-	300,000
Deferred income tax provision	-	(201,000)
Changes in operating assets and liabilities:
Accounts receivable	(662,795)	165,220
Inventory	63,481	(160,804)
Prepaid expenses and other assets	9,100	(28,978)
Accounts payable and accrued liabilities	382,622	(642,178)
Deferred revenues and customer deposits	14,790	(20,465)
Net cash provided by (used in) operating activities	510,581	(496,047)
Cash flows from investing activities:
Additions to intangible assets	-	(53,754)
(Increase) decrease in due from related parties	-	69,135
Additions to property, plant and equipment	(129,526)	(118,037)
Net cash (used in) investing activities:	(129,526)	(102,656)
Cash flows from financing activities:
Increase (repayment) of loans	(1,049,018)	1,165,650
Increase (repayment) of long-term debt	37,641	(81,916)
Net cash provided by (used in) financing activities:	(1,011,377)	1,083,734

Increase (decrease) in cash from continuing operations	(630,322)	485,031

Increase (decrease) in cash from discontinued operations	386,496	(927,779)

Increase (decrease) in cash	(243,826)	(442,748)
Cash, beginning of period	285,030	795,339
Cash, end of period	$41,204	$352,591

Non cash financing activities:
During the six month period ended June 30, 2007, the Company:
• Issued warrants to purchase 2,000,000 common shares, valued at $190,000. • Issued 16,771,600 common shares upon the conversion of 4,192,900 series A preferred shares.
• Issued 6,666,667 common shares, valued at $673,274, to cancel warrants to purchase 10,000,000 common shares.
• Issued 3,200,000 common shares, valued at $326,400, to settle liquidated damages for certain breaches pursuant to a financing agreement.
During the six month period ended June 30, 2006, the Company:
• Issued 49,729 common shares to purchase additional retail business operations.
• Amortized $17,850 for shares issued in exchange for consulting contract in previous year.
• Accrued for the issuance of 2,000,000 common shares subsequent to June 30, 2006, valued at $210,000, as a special bonus to three officers.

See accompanying notes to financial statements.

Wireless Age Communications, Inc.

Notes to Condensed Consolidated Financial Statements
June 30, 2007
(Unaudited)

Note 1 - Basis of Presentation and nature of operations

The accompanying condensed unaudited consolidated financial statements of Wireless Age Communications, Inc. (referred to herein as “we,” “our” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended June 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006.

The Company, through its 99.7% owned subsidiary, Wireless Age Communications Ltd. (“WACL”) is in the business of operating retail cellular and telecommunications outlets in cities in western Canada. The Company, through its other wholly owned subsidiary Wireless Source Distribution Ltd. (“Wireless Source”) is in the business of distributing two-way radio products, prepaid phone cards, wireless accessories and various battery and ancillary electronics products in Canada. WACL was acquired on October 8, 2002 and Wireless Source was acquired on September 19, 2003.

The Company was incorporated in the State of Nevada on November 17, 2000 as Lennoc Ventures, Inc. On October 20, 2002, the Company changed its name to Wireless Age Communications, Inc.

Discontinued Operations

The operating results of Knowlton Pass Electronics Inc. (operating as Wireless Works) prior to its disposal on March 1, 2007 have been classified as discontinued operations. The operating results of mmwave Technologies Inc. prior to bankruptcy have also been classified as discontinued operations - Note 7.

Going Concern Basis of Presentation

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. As shown in the accompanying financial statements, as at June 30, 2007 the Company has a working capital deficit of $636,368. As a result, doubt exists about the Company’s ability to continue to fund future operations using its existing resources.

In order to meet its near term obligations with its secured and unsecured creditors and provide the necessary funding for future operations, the Company will have to raise additional financing, none of which is assured. Management has taken certain restructuring steps, including changes in management and the composition of the Company’s Board of Directors.

Note 2 - Recent developments

Director Resignation

On May 16, 2007 the Company announced the resignation of Bradley John Poulos as a director of Wireless Age.

Brad Poulos was appointed a director of Wireless Age in March 2005 and became chairman of the board in April 2006. In February 2007 he resigned as chairman but remained as a director. He also served as President and CEO from September 2005 through February 2007.

Sale of Knowlton Pass

On May 31, 2007 the Company announced that it had closed the sale of its former subsidiary Knowlton Pass Electronics Inc. ("Knowlton Pass") to David MacKinnon, a former employee of the Company, on May 30, 2007. Knowlton Pass operates under the trade name Wireless Works, and is active in the broadband wireless and Land Mobile Radio business in the Niagara region. Knowlton Pass provides voice and data services to a variety of government and industrial clients. The Company sold all of the issued and outstanding shares of Knowlton Pass in exchange for an effective purchase price of approximately US$720,000 (CDN$800,000), satisfied by a promissory note of US$327,194 (CDN$363,643), forgiveness by David MacKinnon of severance obligations due to him by the Company and the elimination of certain intercompany balances. Although the closing of this transaction occurred on May 30, 2007, Knowlton Pass has been operated by David MacKinnon since March 1, 2007. The Company recorded a discontinued operations gain on disposal of $315,800 in its statement of operations for the three month period ended March 31, 2007.

mmwave Bankruptcy

On June 29, 2007, the Company, pursuant to the laws of the Bankruptcy and Insolvency Act of Canada, assigned mmwave Technologies Inc. (“mmwave”), a wholly owned subsidiary of the Company, into bankruptcy. A trustee in bankruptcy has taken over the financial affairs of mmwave and is tasked with collecting from the remaining debtors of the Company, liquidating all remaining assets and distributing any proceeds realized to creditors according to bankruptcy law.

Newlook Settlement Agreement

On June 29, 2007 the Company entered into a Settlement Agreement and Release with Newlook Industries Corp (TSXV:NLI) (“Newlook”).

On April 30, 2007, Newlook acquired a package of Wireless Age securities from a New York based investor that consisted of:

•	1,482,400 common shares
•	4,192,900 Series A convertible preferred shares which currently convert into 8,385,800 common shares
•	A warrants to purchase 5,000,000 common shares at $0.125 per share
•	B warrants to purchase 5,000,000 common shares at $0.25 per share

Through this investment the New York based investor assigned to Newlook certain terms and conditions of their investment in Wireless Age. The terms and conditions included a covenant that in the event Wireless Age failed to meet certain fiscal 2007 operating performance targets the conversion rate of the Series A convertible preferred shares would drop from $0.07 per share to $0.035 per share (which effectively meant that the preferred shares would convert into 16,771,600 common shares) and the exercise price of the A and B warrants would reduce from $0.125 to $0.0625 per share and from $0.25 to $0.125 per share, respectively. The terms and conditions also included a covenant that the Company’s board of directors at all times must consist of a minimum of 5 directors the majority of which had to be independent.

Management felt that the 2007 operating performance targets were unlikely to be met and since February 4, 2007 the board of directors did not consist of a majority of independent directors.

On June 29, 2007, Wireless Age and Newlook mutually agreed to a settlement and release whereby the Company issued 26,638,267 restricted common shares to Newlook as a full and complete settlement for all liquidated damages arising from defaults under the assigned investment agreement, the conversion of preferred stock and the cashless exercise of all warrants. Under the terms of the settlement and release the Company agreed to accelerate the effects accruing to Newlook of Wireless Age not attaining the 2007 operating performance targets. The Company agreed to issue:

•	16,771,600 restricted common shares in exchange for the 4,192,900 Series A preferred shares,
•	6,666,667 restricted common shares of in exchange for (i) the A Warrants to purchase 5,000,000 common shares; and (ii) the B Warrants to purchase 5,000,000 common shares,
•	3,200,000 restricted common shares in settlement of liquidated damages arising from the composition of Wireless Age’s Board not being in compliance with the terms and conditionc of the covenant.

In addition, the Company agreed to appoint Jason Moretto, an officer and director of Newlook, to the Wireless Age board of directors.

Change in Control

On June 29, 2007, a change in control of the Company occurred. As a result of entering into the Settlement and Release and a Share Exchange Agreement with third parties on June 29, 2007, Newlook owns 31,547,167 shares of the Company's common stock, which is 53.4% of the total number of issued and outstanding shares of the Company's common stock as of the date of this report.

On June 29, 2007, Newlook acquired an additional 3,426,500 shares of the Company's common stock pursuant to the terms and conditions of a Share Exchange Agreement (the "Share Exchange Agreement") by and among Newlook and Bradley Poulos, Brad Poulos Holdings, Glenn Poulos, Glenn Poulos Holdings and Sylvain LaFreniere. Pursuant to the Share Exchange Agreement, Newlook exchanged 1,018,432 shares of Newlook's securities in exchange for 3,426,500 shares of the Company's common stock.

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

Consolidated financial statements

The consolidated financial statements include the accounts of the Company, its four wholly-owned inactive subsidiaries DB Sim Holdings Ltd. (“DB Sim”), Prime Battery Products Limited (“Prime Battery”), Marlon Distributors Ltd. (“Marlon Distributors”) and 1588102 Ontario Inc. (“1588102”), its 99.7% owned subsidiary WACL, and its wholly-owned subsidiaries Prime Wireless and Wireless Source. WACL, DB Sim and Wireless Source are incorporated under the laws of the province of Saskatchewan, Canada. Prime Wireless, Prime Battery and 1588102 are incorporated under the laws of the Province of Ontario, Canada. All inter-company transactions have been eliminated.

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

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, receivables, accounts payable and accrued liabilities and customer deposits approximates fair value because of the short maturity of these instruments. The carrying value of long-term debt also approximates fair value. Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risk arising from these financial instruments.

Advertising and Marketing Costs

The Company expenses the costs of advertising and marketing as incurred. The Company incurred $193,420 and $174,136 of advertising and marketing expenses during the six month periods ended June 30, 2007 and 2006, respectively.

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

Cash and Cash Equivalents

Cash and cash equivalents are included at cost, which approximates market. At June 30, 2007, the Company's cash and cash equivalents were held primarily by one financial institution. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents, while those having original maturities in excess of three months are classified as marketable securities or as long-term marketable securities.

Discontinued Operations

The Company has followed Statement of Financial Accounting Standard No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”. Accordingly, the Company recognized as discontinued operations the results of the Wireless Works division (see Note 7). The Company has also recognized the operations of mmwave, prior to bankruptcy as discontinued operations.

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

Note 4 - Intangible Assets & Goodwill

Intangible assets

As of June 30, 2007	Gross Carrying Amount	Accumulated Amortization	Net 2007
Intangible assets subject to amortization:
Retail segment:
Residual premiums	$991,832	$(922,943)	$68,889
MTS agency fee	300,357	(209,311)	91,046

Total intangible assets subject to amortization	1,292,189	(1,132,254)	159,935

Total intangible assets	$1,292,189	$(1,132,254)	$159,935

Aggregate amortization expense for the six month period ended June 30, 2007: $42,815.

Estimated amortization expense:

For the remainder of year ended December 31, 2007	$ 37,414
For the year ended December 31, 2008	$ 46,061
For the year ended December 31, 2009	$ 46,061
For the year ended December 31, 2010	$ 26,399
For the year ended December 31, 2011	$ 4,000
Goodwill

The changes in the carrying amount of goodwill which is solely in respect of the retail segment for the three month period ended June 30, 2007, are as follows:

	Retail Segment	Commercial Segment		Total
Balance as of April 1, 2007	$241,026	$	nil	$241,026
Goodwill acquired	-		-	-

Balance as of June 30, 2007	$241,026	$	nil	$241,026

The retail segment will be tested for impairment in the fourth quarter during the annual budgeting and forecasting process. The fair value of the reporting unit is estimated using the expected present value of future cash flows.

Note 5 - Loans and Obligation under Capital Leases

Loan

The Company has a loan with an asset based lender of $1,408,000 (CAD$1,500,000), secured by the accounts receivable and inventory. Out of the Company’s ability to borrow totalling $1,408,000 (CAD$1,500,000) the company was drawn $226,593 (CAD$241,412) as of June 30, 2007.

Obligations under Capital Leases

June 30, 2007

Capital lease obligations	76,696
Less: current portion:	(34,648)

$40,048

Capital lease obligations include three leases with monthly payments ranging between $233 (CAD$248) and $1,595 (CAD$1,699) and including interest at rates ranging between 12.5% and 16.2%. Equipment is pledged as security.

Note 6 - Segmented Information

The following table shows revenues, profits or loss, for the six month period ended June 30, and identifiable assets by operating segment:

	2007	2006
Revenues
Retail - sale of tangible products	$5,372,891	$4,571,475
Retail - activation commissions and residual payments	1,800,818	1,566,908
Commercial - sale of tangible products	6,274,002	4,466,995
Commercial - activation commissions and residual payments	68,555	80,933

Consolidated revenues	$13,516,266	$10,686,311

Profit or Loss
Retail	$868,030	$396,156
Commercial	193,742	93,202
Unallocated amounts:
Corporate costs	(476,216)	(858,620)
Profit (loss) from discontinued operations (Note 7)	1,679,310	(440,662)

Consolidated income (loss)	$2,264,866	$(809,924)

Deemed dividend related to beneficial conversion feature of convertible preferred stock	$2,515,767	$-
Financing expense related to convertible preferred stock	999,674	-
Net loss attributable to common shareholders	(1,250,575)	(809,924)
Assets
Retail	$2,583,013	$2,299,433
Commercial	2,346,863	1,213,262
Intangible assets and goodwill - retail	400,961	504,570
Intangible assets and goodwill - commercial	-	1,226,174
Unallocated corporate assets	26,615	1,553,830
Assets of discontinued operations held for sale	-	4,033,473

Consolidated assets	$5,357,452	$10,830,742

Note 7 - Discontinued Operations

During the year ended December 31, 2006 the Company began a process of reviewing all non-profitable divisions, sub-categories, lines of business or segments for their long term viability.

Knowlton Pass Electronics Inc.

Through the review process the Company came to the conclusion that the Wireless Works business unit (component of the Commercial operating segment) was non-strategic in the long run, difficult to fund and placed the unit for sale. Effective March 1, 2007 the Company sold the Wireless Works business unit. As of June 30, 2007, the operating results of the Wireless Works business unit have been classified as discontinued operations. The comparative figures for 2006 have been reclassified also to reflect the same treatment. The operating results also include the severance provisions and costs of certain senior management employees terminated as a result of the disposal decision.

The summarized operating results for discontinued operations during the six month period ended June 30, are as follows:

	2007	2006

Revenues	$82,101	$451,471
Costs and expenses	87,234	811,095

Net loss from operations	$(5,133)	$(359,624)
Gain on disposal	$315,800	$-

Net gain	$310,667	$(359,624)

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

The gain on disposal of the entity is summarized below:

Proceeds received:
Note receivable	$327,194
Reserve for doubtful collection	(327,194)

Net proceeds of disposal	$-
Less: net asset deficit	$(315,800)

Gain on disposal	$315,800

mmwave Technologies Inc.

The Company assigned mmwave into bankruptcy on June 29, 2007. The operating results of mmwave have been regarded as discontinued operations.

The summarized operating results for discontinued operations, for the six month period ended June 30, are as follows:

	2007	2006

Revenues	$900,379	$3,768,716
Costs and expenses	2,927,508	3,849,754

Net income (loss)	$(2,027,129)	$(81,038)
Gain on bankruptcy	$3,395,772	$-

Net gain	$1,368,643	$(81,038)

The gain on bankruptcy of the entity is summarized below:

Proceeds received	$-
Less: net asset deficit	$(3,395,772)

Gain on disposal	$3,395,772

At June 30, 2007 the Company classified a severance accrual of $400,057 for the Company’s former CEO and President of mmwave as liabilities of discontinued operations.

Note 8 - Loss on Investment

During the fiscal year 2006 the Company fully provided for a loss on a Midland International Corporation 8% promissory note due to substantial doubt existing on Midland’s ability to repay. For accounting purposes the Company reflected the $300,000 portion of the promissory note that reflects unpaid management fees as a special charge to operations and the $129,114 portion that reflects cash advances over and above management services provided as a loss on investment within Other Expenses in 2006. The Company also recorded $12,507 during 2006 as its share of equity losses.

Note 9 - Newlook Industries Corp. Settlement Agreement

During the three month period ended June 30, 2007, Newlook (note 2) acquired a portion of the Company’s securities issued to Barron Partners LP. On June 29, 2007, the Company agreed to accelerate the effects accruing to Newlook of Wireless Age not attaining the 2007 operating performance targets. The Company agreed to issue:

•	16,771,600 restricted common shares in exchange for the 4,192,900 Series A preferred shares,
•	6,666,667 restricted common shares of in exchange for the cancellation of (i) the A Warrants to purchase 5,000,000 common shares; and (ii) the B Warrants to purchase 5,000,000 common shares,
•	3,200,000 restricted common shares in settlement of liquidated damages arising from the composition of Wireless Age’s Board not being in compliance with the terms and conditions of the covenant.

By agreeing to the acceleration and settlement the Company recognized an incremental deemed dividend of $2,515,767 representing the intrinsic value of beneficial conversion feature arising from the reduction in the preferred stock conversion rate (from $0.07 to $0.035 per share). The Company also recognized a financing expense (requiring no cash outlay) of $673,274 pursuant to the issuance of 6,666,667 common shares for cancellation of the warrants and a $326,400 financing expense (also not requiring a cash outlay) representing 3,200,000 common shares issued as liquidated damages for breaches associated with not having proper board representation. Total finance expense is $999,674

Item 2. Management’s Discussion and Analysis or Plan of Operation.

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

Overview

During the quarter ended June 30, 2007, the loss attributable to common shareholders was $69,751. The Company generated earnings of $3,445,690 ($3,088,042 from discontinued operations and $357,648 from continuing operations). Earnings attributable to common shareholders was affected by an agreement with the Company’s new controlling shareholder. Management’s efforts to reduce costs, sell or eliminate unprofitable business units and improve the financial performance of the Company are reflected in the financial results for the first half of fiscal 2007. The discontinued operations gain was affected by the disposal of Knowlton Pass Electronics Inc. (which was sold effective March 1, 2007) and mmwave Technologies Inc. (which was assigned into bankruptcy on June 29, 2007).

Continuing operations consists of the retail operating segment and remaining commercial segment businesses, including distribution of prepaid cards, land mobile radios, and accessories.

Results of operations

For the three month period ended June 30, 2007 and 2006

Continuing Operations

The earnings from continuing operations was $357,648 in the current period compared to a loss of $359,039 during the three month period ended June 30, 2006.

Continuing operations revenues for the consolidated entity including product sales, commissions and residual revenue during the three month period ended June 30, 2007 were $7,574,598 compared to $5,957,974 during the second quarter of 2006, representing a 27% increase in sales over the comparative period in the prior year. Sales of the retail segment were $3,912,419, compared to $3,398,115 in 2006 and sales of the commercial segment were $3,662,179 compared to $2,559,859 in 2006.

Sales of the retail segment during the three month period ended June 30, 2007 and 2006 can be broken down into the following subcategories:

	2007	2006

Cellular hardware, radios and accessories	$2,785,515	$2,477,416
Commission and residual revenue	979,646	844,728
Equipment rental	147,258	75,971

	$3,912,419	$3,398,115

The sales of the retail segment for the three month period ended June 30, 2007 increased 15% over the same three month period of 2006. Sales of hardware increased 12%, commission and residual revenue grew 16% and equipment rental revenue growth was 94%. Retail segment revenue growth is a direct result of the sales of new and improved handsets and accessories constantly entering the market place. The segment’s success relies on its ability to successfully sell existing clientele on new handset features and also as a result of increasing penetration rates in the mobile telephone industry.

The revenues of the commercial segment represent the sale of prepaid cellular cards, two-way radios, accessories and commissions earned from sale of hardware under supplier representation agreements. Sales of the commercial segment during the current quarter were $3,662,179 compared to $2,559,859 during the second quarter of fiscal 2006. Sales of the commercial segment grew by 43%.

Sales of the commercial segment during the three month period ended June 30, 2007 and 2006 can be broken down into the following subcategories:

	2007	2006
Prepaid cards, two way radios and accessories	$3,625,445	$2,516,948
Commission revenue	36,734	42,911

	$3,662,179	$2,559,859

The growth in revenues within the commercial segment is led by the distribution of prepaid cards. Prepaid cellular airtime is becoming a fast growing choice for the youth and senior cellular market.

Gross profit during the three month period ended June 30, 2007 was $1,916,548 up from $1,644,729 during the second quarter of fiscal 2006. Gross profit including commissions and residual revenue (which have no associated cost of sales) as a percentage of total sales was 25.3% during the three month period ended June 30, 2007, compared to 27.6% in the second quarter of 2006. Gross profit on product sales, excluding commission and residual revenue, as a percentage of product sales decreased from 14.9% during the three month period ended June 30, 2006 to 13.7% in the current quarter. Gross profit as a percentage of product sales decreased due to sales mix, i.e. incremental revenues were from lower margin business lines.

Selling and administrative expenses from continuing operations decreased from $1,909,496 during the three month period ended June 30, 2006 ($300,000 of which classified as a special loss on uncollected management fees) to $1,444,512 during the three month period ended June 30, 2007. Selling and administrative expenses expressed as a percentage of total revenue decreased from 32% to 19% year over year.

Selling and administrative expenses during the three month period ended June 30, 2007 and 2006, included:

	2007	2006
General and administrative costs	332,651	403,280
Professional and consulting fees	98,295	135,447
Rent and occupancy costs	102,606	109,547
Wage and benefit costs	910,960	961,222
Loss on uncollected management fees	-	300,000

	$1,444,512	$1,909,496

Professional and consulting fees were $98,295 during the three month period ended June 30, 2007 compared to $135,447 during the three month period ended June 30, 2006. Professional and consulting fees include expenses for accounting and legal, directors’ fees and other consultants. The primary reason for the decline is that a substantial portion of legal fees were associated with the bankruptcy of mmwave and have been regarded as discontinued operations expenses.

General and administrative expenses totaled $332,651 for the three month period ended June 30, 2007 compared to $403,280 for the comparable period ended June 30, 2006. The decrease is the result of strict efforts to reduce costs across all remaining business units.

Rent and occupancy costs were $102,606 during the three month period ended June 30, 2007 compared to $109,547 in the comparative period in the prior year. The corporate offices have been relocated from shared space with mmwave to a much smaller location in Mississauga.

Wages and benefits have decreased from $961,222 for the three month period ended June 30, 2006 to $910,960 for the second quarter of 2007. This is also the result of cost cutting measures.

Amortization expense during the three month period ended June 30, 2007 was $69,033 compared to $62,446 during the comparative period in the prior year. Amortization expense in the current quarter represents the continued amortization of the Company’s capital and other assets and the amortization of the intangible assets of $16,564.

Interest expense decreased from $111,195 during the three month period ended June 30, 2006 to $55,066 during the current quarter. The decrease is a result of occasional lower levels of borrowing during the current quarter.

During the quarter ended June 30, 2007 the Company recorded a foreign exchange gain of $9,711 arising from translation of Canadian dollar denominated assets and liabilities translated into the reporting currency. The Company booked a foreign exchange gain of $9,483 in the comparative period in 2006.

The Company recorded a deemed dividend on preferred stock of $2,515,687 during the three month period ended June 30, 2007 representing a charge to income for reducing the conversion rate of the preferred stock from $0.07 to $0.035 per share. This non-operating expense arises from Financial Accounting Standards Board, Emerging Issues Task Force abstracts 98-5 and 00-27 and represents a charge to income representing the intrinsic value of the beneficial conversion option inherent in the August preferred share and warrant financing. During the current quarter management felt that the 2007 operating performance targets associated with the August 2006 financing were unlikely to be met and agreed to accelerate the effects of not attaining the targets. As a result of the acceleration of the effects the Company also recorded financing charges of $999,674 (which did not require a cash outlay) in the current quarter. The financing charges are associated with the issuance of 6,666,667 common shares for the cancellation of 10,000,000 warrants and the issuance of 3,200,000 common shares for liquidated damages associated with certain covenant breaches.

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

The overall loss per share attributable to common shareholders for the three month period ended June 30, 2007 was $0.002 compared to $0.023 per share during the three month period ended June 30, 2006. Earnings per share from operations was $0.093 in the current period and a loss of $0.023 in the prior period.

Discontinued Operations

Revenues of discontinued operations for the three month period ended June 30, 2007 were $119,363 (representing revenues from mmwave Technologies Inc. prior to bankruptcy) compared to $1,807,707 during the comparative period in the prior year ($242,084 from Knowlton Pass Electronics Inc. and $1,565,623 from mmwave Technologies Inc.). Costs and expenses were $747,270 in the current quarter (all from mmwave Technologies Inc.) and $2,151,854 during the three month period ended June 30, 2006 ($470,627 from Knowlton Pass Electronics Inc. and $1,681,227 from mmwave Technologies Inc.). The Company also recorded a gain of $3,395,772 on the disposal of mmwave Technologies Inc. in the current quarter. The income from discontinued operations was $3,088,042 during the quarter ended June 30, 2007 and a loss of $344,147 in the prior year. Discontinued operations generated basic earnings per share of $0.084 (fully diluted $0.070) in the current quarter and a loss of $0.011 in the comparative period in the prior year.

For the six month period ended June 30, 2007 and 2006

Continuing Operations

The earnings from continuing operations was $585,556 in the current period compared to a loss of $369,262 during the six month period ended June 30, 2006.

Continuing operations revenues for the consolidated entity including product sales, commissions and residual revenue during the six month period ended June 30, 2007 were $13,516,266 compared to $10,686,311 during the first half of 2006, representing a 26% increase in sales over the comparative period in the prior year. Sales of the retail segment were $7,173,709, compared to $6,183,383 in 2006 and sales of the commercial segment were $6,342,557 compared to $4,547,928 in 2006.

Sales of the retail segment during the six month period ended June 30, 2007 and 2006 can be broken down into the following subcategories:

	2007	2006
Cellular hardware, radios and accessories	$5,168,916	$4,438,179
Commission and residual revenue	1,800,818	1,566,908
Equipment rental	203,975	133,295

	$7,173,709	$6,183,383

The sales of the retail segment for the six month period ended June 30, 2007 increased 16% over the same six month period of 2006. Sales of hardware increased 16%, commission and residual revenue grew 15% and equipment rental revenue growth was 53%. Retail segment revenue growth is a direct result of the sales of new and improved handsets and accessories constantly entering the market place. The segment’s success relies on its ability to successfully sell existing clientele on new handset features and also as a result of increasing penetration rates in the mobile telephone industry.

The revenues of the commercial segment represent the sale of prepaid cellular cards, two-way radios, accessories and commissions earned from sale of hardware under supplier representation agreements. Sales of the commercial segment during the six month period ended June 30, 2007 were $6,342,557 compared to $4,502,928 during the first half of fiscal 2006. Sales of the commercial segment grew by 39%.

Sales of the commercial segment during the six month period ended June 30, 2007 and 2006 can be broken down into the following subcategories:

	2007	2006
Prepaid cards, two way radios and accessories	$6,274,002	$4,466,995
Commission revenue	68,555	80,933

	$6,342,557	$4,547,928

The growth in revenues within the commercial segment is led by the distribution of prepaid cards. Prepaid cellular airtime is becoming a fast growing choice for the youth and senior cellular market.

Gross profit from continuing operations during the six month period ended June 30, 2007 was $3,526,166 up from $3,103,592 during the first half of fiscal 2006. Gross profit including commissions and residual revenue (which have no associated cost of sales) as a percentage of total sales was 26.1% during the six month period ended June 30, 2007, compared to 29.0% in the first half of fiscal 2006. Gross profit on product sales, excluding commission and residual revenue, as a percentage of product sales decreased from 16.1% during the six month period ended June 30, 2006 to 14.2% in the current period. Gross profit as a percentage of product sales decreased due to sales mix, i.e. incremental revenues were from lower margin business lines.

Selling and administrative expenses from continuing operations decreased from $3,212,256 during the six month period ended June 30, 2006 ($300,000 of which classified as a special loss on uncollected management fees) to $2,682,718 during the six month period ended June 30, 2007. Selling and administrative expenses expressed as a percentage of total revenue decreased from 30% to 20% year over year.

Selling and administrative expenses during the six month period ended June 30, 2007 and 2006, included:

	2007	2006
General and administrative costs	567,554	631,234
Professional and consulting fees	190,962	303,724
Rent and occupancy costs	269,428	282,923
Wage and benefit costs	1,654,774	1,694,375
Loss on uncollected management fees	-	300,000

	$2,682,718	$3,212,256

Professional and consulting fees were $190,962 during the six month period ended June 30, 2007 compared to $303,724 during the six month period ended June 30, 2006. Professional and consulting fees include expenses for accounting and legal, directors’ fees and other consultants. The primary reason for the decline is that a substantial portion of legal fees were associated with the bankruptcy of mmwave and have been reported as discontinued operations expenses.

General and administrative expenses totaled $567,554 for the six month period ended June 30, 2007 compared to $631,234 for the comparable period ended June 30, 2006. The decrease is the result of strict efforts to reduce costs across all remaining business units.

Rent and occupancy costs were $269,428 during the six month period ended June 30, 2007 compared to $282,923 in the comparative period in the prior year. The corporate offices have been relocated from shared space with mmwave to a much smaller location in Mississauga.

Wages and benefits have decreased from $1,694,375 for the six month period ended June 30, 2006 to $1,654,774 for the first half of 2007. This is also the result of cost cutting measures.

Amortization expense during the six month period ended June 30, 2007 was $132,749 compared to $119,688 during the comparative period in the prior year. Amortization expense in the current quarter represents the continued amortization of the Company’s capital and other assets and the amortization of the intangible assets of $42,815.

Interest expense decreased from $210,179 during the six month period ended June 30, 2006 to $140,065 during the current period. The decrease is a result of occasional lower levels of borrowing during the current quarter.

During the six month period ended June 30, 2007 the Company recorded a foreign exchange gain of $14,922 arising from translation of Canadian dollar denominated assets and liabilities translated into the reporting currency. The Company booked a foreign exchange gain of $9,889 in the comparative period in 2006.

The Company recorded a deemed dividend on preferred stock of $2,515,687 during the six month period ended June 30, 2007 representing a charge to income for reducing the conversion rate of the preferred stock from $0.07 to $0.035 per share. This expense arises from Financial Accounting Standards Board, Emerging Issues Task Force abstracts 98-5 and 00-27 and represents a charge to income representing the intrinsic value of the beneficial conversion option inherent in the August preferred share and warrant financing. During the current period management felt that the 2007 operating performance targets associated with the August 2006 financing were unlikely to be met and agreed to accelerate the effects of not attaining the targets. As a result of the acceleration of the effects the Company also recorded financing charges of $999,674 (which did not require a cash outlay) in the current period. The financing charges are associated with the issuance of 6,666,667 common shares for the cancellation of 10,000,000 warrants and the issuance of 3,200,000 common shares for liquidated damages associated with certain covenant breaches.

During the six month period ended June 30, 2006 the Company fully provided for a loss on a Midland International Corporation 8% promissory note due to substantial doubt existing on Midland’s ability to repay. For accounting purposes the Company reflected the $300,000 portion of the promissory note that reflects unpaid management fees as a special charge to operations and the $129,114 portion that reflects cash advances over and above management services provided as a loss on investment within Other Expenses.

The overall loss per share attributable to common shareholders for the six month period ended June 30, 2007 was $0.037 compared to $0.028 per share during the six month period ended June 30, 2006. Earnings per share from operations was $0.066 in the current period and a loss of $0.028 in the prior period.

Discontinued Operations

Revenues of discontinued operations for the six month period ended June 30, 2007 were $982,480 (representing revenues of $900,379 from mmwave Technologies Inc. prior to bankruptcy and $82,101 from Knowlton Pass Electronics Inc. prior to disposal) compared to $4,220,187 during the comparative period in the prior year ($451,471 from Knowlton Pass Electronics Inc. and $3,768,716 from mmwave Technologies Inc.). Costs and expenses were $3,014,742 in the current period ($2,927,508 from mmwave Technologies Inc. and $87,234 from Knowlton Pass Electronics Inc.) and $4,660,849 during the six month period ended June 30, 2006 ($811,095 from Knowlton Pass Electronics Inc. and $3,849,754 from mmwave Technologies Inc.). The Company also recorded a gain of $3,395,772 on the disposal of mmwave Technologies Inc. in the current period and a $310,667 gain from the disposal of Knowlton Pass Electronics Inc. The income from discontinued operations was $1,679,310 during the six month ended June 30, 2007 and a loss of $440,662 in the prior year. Discontinued operations generated basic earnings per share of $0.049 (fully diluted $0.042) in the current period and a loss of $0.015 in the comparative period in the prior year.

Critical Accounting Policies and Estimates

The discussion and analysis of results of operations and financial condition are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management evaluates the estimates on an on-going basis, including those related to bad debts, inventories, investments, customer accounts, intangible assets, income taxes, and contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that they believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Note 3 of the "Notes to Condensed Consolidated Financial Statements" includes a summary of the significant accounting policies and methods used in the preparation of the consolidated financial statements. The following is a brief description of the more significant accounting policies and methods the Company uses.

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

Revenue Recognition

The Company recognizes revenue from the sale of telecommunications equipment, digital subscriber line equipment, accessories and other electronic products when the products are delivered and accepted by the customer and include the sale of past paid cellular service contracts, high speed internet and television services. Activation commission fees earned from the telephone companies are recognized at the time of activation by the customer. Residual commission fees are recognized at the time they are earned and reasonable assurance of collection exists. The Company receives co-op advertising revenue from the telephone companies based on the requirement to spend 30 -60% of the available co-op advertising allotment. Any amount received under this program is deducted from advertising expense.

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

Financial Condition

The financial position of the Company has improved since last fiscal year end due to the disposal of Knowlton Pass Electronics Inc. and the bankruptcy of mmwave Technologies Inc. Both entities had net asset deficits.

Since year end total assets have decreased by $2,850,679 to $5,357,452 at June 30, 2007. Current assets have decreased by $1,922,346 and non current assets have decreased by $928,333. The reasons for the declines are the sale of Knowlton Pass Electronics Inc. and the disposal of mmwave Technologies Inc. by way of assignment into bankruptcy.

Current assets decreased during the current year by $1,922,346 to $4,374,139 at June 30, 2007. Accounts receivable decreased by approximately $1,171,000 primarily due to a reduction in level of sales from the 4th quarter of fiscal 2006 and the elimination of mmwave due to the bankruptcy. Inventory levels have decreased by approximately $163,000 also reflecting the slow part of the fiscal year. Cash balances were reduced by approximately $244,000 at June 30, 2007 due to normal business fluctuations. Work in progress, due from related parties balances and assets of discontinued operations at year end were reduced to zero at the end of the first half of fiscal 2007. Prepaid balances also have declined since year end by approximately $9,000 due to normal business fluctuations.

Net Property, plant and equipment assets have decreased since year end by approximately $657,000 to $582,352 at June 30, 2007. The net decrease is primarily due to disposal of mmwave assets and normal amortization of assets of continuing operations.

Intangible assets decreased since year end by $42,815 due to normal amortization of certain intangibles. Goodwill did not change during the period.

Over half of the liabilities of the Company as at December 31, 2006 have been eliminated due to the disposal of Knowlton Pass Electronics Inc. and the disposal of mmwave Technologies Inc. by way of bankruptcy. Total liabilities have decreased since December 31, 2006 by $5,239,049 to $5,139,821 at June 30, 2007. Current liabilities decreased by $4,881,948 to $5,010,507 during the current period. Accounts payable decreased by approximately $2,623,000, bank indebtedness decreased by approximately $1,757,000, current portion of lease obligations decreased by approximately $132,000, liabilities of discontinued operations have been reduced by approximately $188,000 and the current portion of deferred revenue decreased by approximately $4,000. Shareholder loans of approximately $178,000 have been eliminated due to the mmwave bankruptcy.

The long-term portion of deferred revenues and customer deposits was $87,983 and the long-term portion of the obligations under capital lease totaled $40,048 at June 30, 2007. Minority interest, which represents the amount of net assets owed to the parties holding the remaining 0.3% of Wireless Age Communications Ltd., remained at $1,283 at March 31, 2007.

Stockholders’ equity has increased since year end from a deficiency of $2,170,739 to a surplus of $217,631 at June 30, 2007. The increase is the result of:

1.
An increase in additional paid in capital arising from an adjustment associated with 2,000,000 warrants in total issued to the Company’s former CEO, former President of mmwave and the Company’s current CFO, valued at $190,000;

2.
An adjustment to additional paid in capital of $2,515,767 representing the intrinsic value of a beneficial conversion feature associated with the conversion rights of preferred stock issued in the previous year;

3.	A deemed dividend of $2,515,767 related to the beneficial conversion feature of preferred stock;

4.	An increase in common stock and additional paid in capital of $673,274 arising from the issuance of 6,666,667 common shares to cancel warrants to acquire 10,000,000 common shares;
5.	An increase in common stock and additional paid in capital of $326,400 representing the issuance of 3,200,000 common shares as liquidated damages for breaches pursuant to a financing agreement;
6.	Financing expenses not requiring cash outlays of $999,674;
7.	Foreign exchange loss of $66,496 recorded within accumulated other comprehensive income; and
8.	A decrease in accumulated deficit representing earnings of $2,264,866 during the period including the impact of disposition of Knowlton Pass, mm wave and the resulting elimination of their deficits.

Liquidity and Capital Resources

As June 30, 2007, the Company had current assets of $4,374,139 and current liabilities of $5,010,507, indicating working capital deficit of $636,368 compared to a working capital deficit of $3,595,970 at the beginning of the year. The decrease in working capital is the result of the disposal of Knowlton Pass Electronics Inc. and mmwave Technologies Inc. (by way of assignment into bankruptcy).

Cash provided by continuing operating activities amounted to $510,581 during the six month period ended June 30, 2007, primarily as a result of the net income adjusted for non cash items and various changes in operating assets and liabilities. Cash used in continuing investing activities during the period amounted to $129,526, primarily consisting of cash used to acquire property, plant and equipment. Cash used in financing activities during the current period amounted to $1,011,377 and primarily represented by a decrease in loan and bank indebtedness. The cumulative affect of all these changes resulted in a net decrease in cash of $670,322 from continuing operations. Net cash provided by discontinued operations totaled $386,496.

Management believes that additional funding will be required for working capital purposes. There can be no assurance that we will be able to raise this funding when needed nor can we assure the exercise of the outstanding warrants. The Company plans to focus on the profitable retail operating segment and expand the remaining portions of the commercial segment.

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

PART II. Other Information

Item 1. Legal Proceedings.

On March 19, 2007 the landlord for mmwave Technologies, Inc. (a wholly owned subsidiary of the Company) served a Statement of Claim on mmwave Technologies Inc., Glenn Poulos and Gary Hokkanen. Glenn Poulos is a former director and officer of the Company and Gary Hokkanen is the Company’s Chief Financial Officer. In the case of mmwave, the plaintiff’s claim totals CAD$1,320,936 and in the case of Glenn Poulos and Gary Hokkanen the claim is for CAD$1,000,000. Pursuant to the Bankruptcy and Insolvency Act of Canada, the lawsuit against mmwave had been stayed (together with all mmwave claims or lawsuits) but the claim against Glenn Poulos and Gary Hokkanen has not been stayed.

To the knowledge of the Company, there are no other material pending legal proceedings to which the Company is a party or of which any of its property is subject and Company management is not aware of any threatened proceedings by any other person, organization or governmental authority.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On June 29, the Company issued 26,638,267 restricted shares of its common stock to Newlook Industries Corp., as consideration pursuant to a settlement agreement. The Company entered into the aforementioned transaction in reliance upon the exemption from securities registration afforded by Section 4(2) of the U.S. Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder, including Regulation S.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

Entry into a Material Definitive Agreement

On May 31, 2007 the Company announced that it had closed the sale of its subsidiary Knowlton Pass Electronics Inc. ("Knowlton Pass") to David MacKinnon, a former employee of the Company, on May 30, 2007. Knowlton Pass operates under the trade name Wireless Works, and is active in the broadband wireless and Land Mobile Radio business in the Niagara region. Knowlton Pass provides voice and data services to a variety of government and industrial clients. The Company sold all of the issued and outstanding shares of Knowlton Pass in exchange for an effective purchase price of approximately US$720,000 (CDN$800,000), satisfied by a promissory note of US$327,194 (CDN$363,643), forgiveness by David MacKinnon of severance obligations due to him by the Company and the elimination of certain intercompany balances. Although the closing of this transaction occurred on May 30, 2007, Knowlton Pass has been operated by David MacKinnon since March 1, 2007.

Item 6. Exhibits and Reports on Form 8-K.

(a) Exhibits.

Exhibit No.	Description

Exhibit 10.42	Employment Agreement between Wireless Age Communications, Inc. and John G. Simmonds, dated May 28, 2007, incorporated by reference to Exhibit 10.42 of the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on June 1, 2007.

Exhibit 10.43	Agreement for the sale of Knowlton Pass Electronics Inc., by and between Wireless Age Communications, Inc. and David MacKinnon, dated as of May 30, 2007 *

Exhibit 10.44	Option Purchase Agreement between Barron Partners LP and Vision Unlimited Equipment Inc., dated March 30, 2007, incorporated by reference to Exhibit 99.5 of Newlook Industries Corp.’s Schedule 13D/A filed with the Securities and Exchange Commission on July 11, 2007.

Exhibit 10.45	Amendment to Option Purchase Agreement between Barron Partners LP, Vision Unlimited Equipment Inc. and Newlook Industries Corp., dated April 30, 2007, incorporated by reference to Exhibit 99.6 of Newlook Industries Corp.’s Schedule 13D/A filed with the Securities and Exchange Commission on July 11, 2007.

Exhibit 10.46	Settlement Agreement and Release between Wireless Age Communications, Inc. and Newlook Industries Corp., dated June 29, 2007, incorporated by reference to Exhibit 99.7 of Newlook Industries Corp.’s Schedule 13D/A filed with the Securities and Exchange Commission on July 11, 2007.

Exhibit 10.47	Share Exchange Agreement by and among Newlook Industries Corp. and Bradley Poulos, Brad Poulos Holdings, Glenn Poulos, Glenn Poulos Holdings and Sylvain LaFreniere, dated June [__], 2007, incorporated by reference to Exhibit 99.8 of Newlook Industries Corp.’s Schedule 13D/A filed with the Securities and Exchange Commission on July 11, 2007.

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of Chief Financial Executive pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

* Filed herewith.

(b)  Reports on Form 8-K.

On May 4, 2007, the Company filed a Report on Form 8-K disclosing that the Company had been informed that Newlook Industries Corp. had exercised an option to acquire certain of the Company’s securities from Barron Partners LP.

On May 22, 2007, the Company filed a Report on Form 8-K announcing that Bradley John Poulos had entered into a settlement agreement and had resigned as a director of the Company.

On June 1, 2007, the Company filed a Report on Form 8-K/A announcing the compensation details of the Company’s new Chief Executive Officer, John Simmonds.

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