Form 10QSB
period 2007-11-14
WIRELESS AGE COMMUNICATIONS INC
filed 2007-11-14
CIK 1130131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

(Mark One)
[X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

[   ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ________________

Commission file number 001-31338

Wireless Age Communications, Inc.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Nevada	98-0336674
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

3565 King Road, Suite 102
King City, Ontario, L7B 1M3, Canada
(Address of Principal Executive Offices)

(905) 833-2753
(Issuer’s Telephone Number, Including Area Code)

N/A
(Former Name, Former Address and Former Fiscal Year,
if Changed Since Last Report)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X  No __

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes __ No X

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date:

The number of shares of common stock outstanding as of November 14, 2007: 59,473,342

Transitional Small Business Disclosure format (Check one):    Yes __    No X

Wireless Age Communications, Inc.

Index

PART I. Financial Information

Item 1.  Financial Statements

Wireless Age Communications, Inc.
Condensed Consolidated Balance Sheet
September 30, 2007
(UNAUDITED)

ASSETS

Current Assets:
Cash and cash equivalents	$10,045
Receivables	2,729,650
Inventory	2,089,374
Marketable securities (Note 4)	831,439
Prepaid expenses and other assets	184,873
5,845,381

Property, plant and equipment, net	685,338
Intangible assets (Note 5)	140,528
Goodwill (Note 5)	241,026
TOTAL ASSETS	$6,912,273

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Accounts payable and accrued liabilities	$4,868,934
Current portion of deferred revenues and customer deposits	184,630
Note payable (Note 6)	259,638
Current portion of obligations under capital leases (Note 6)	33,011
Liabilities of discontinued operations (Note 8)	435,637
Total current liabilities	5,801,840

Deferred revenues and customer deposits	90,118
Obligations under capital leases (Note 6)	38,324
Minority interest	1,283
Total liabilities	5,931,565

Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, No shares issued and outstanding	-
Common stock, $.001 par value, 100,000,000 shares authorized, 59,473,342 shares issued and outstanding at September 30, 2007	59,473
Additional paid-in capital	18,146,408
Accumulated deficit	(17,572,219)
Accumulated other comprehensive income	347,046
Total stockholders’ equity	980,708
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$6,912,273

See accompanying notes to financial statements.

Index

 Wireless Age Communications, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(UNAUDITED)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Sales – product	$7,122,555	$5,519,163	$18,769,448	$14,557,632
Commission and residual revenue	1,156,963	984,971	3,026,336	2,632,813
Total sales	8,279,518	6,504,134	21,795,784	17,190,445
Cost of goods sold – product	6,063,849	4,676,512	16,053,949	12,259,231
Gross profit	2,215,669	1,827,622	5,741,835	4,931,214

Selling and administrative expenses	1,483,128	1,226,363	4,165,846	4,138,619
Loss on uncollected management fees (Note 9)	-	-	-	300,000
Amortization	76,038	66,694	208,787	186,382
Earnings (loss) from operations	656,503	534,565	1,367,202	306,213

Other (income) expenses
Interest	56,641	117,849	196,706	328,027
Foreign exchange loss (gain)	79,715	13,949	64,793	4,060
Loss (recovery) on note receivable (Note 9)	(75,000)	-	(75,000)	129,114
Share of loss of equity accounted investment (Note 9)	-	-	-	12,507
	61,356	131,798	186,499	473,708
Net (loss) income before income taxes	$595,147	$402,767	$1,180,703	$(167,495)
Income tax recovery – deferred	-	(547,000)	-	(748,000)
Net income from continuing operations	$595,147	$949,767	$1,180,703	$580,505
Net income (loss) from discontinued operations (Note 8)	(98,724)	(711,024)	1,580,586	(1,151,686)
Net income (loss)	$496,423	$238,734	$2,761,289	$(571,181)
Deemed dividend related to beneficial conversion feature of convertible preferred stock (Note 10)	-	(1,707,153)	(2,515,767)	(1,707,153)
Financing expense related to convertible preferred stock (Note 10)	-	-	(999,674)	-
Net income (loss) attributable to common shareholders	$496,423	$(1,468,410)	$(754,152)	$(2,278,334)

Earnings per share - continuing operations - basic	$0.010	$0.030	$0.028	$0.020
Earnings per share - continuing operations - fully diluted	$0.009	$0.020	$0.023	$0.013
Earnings (loss) per share - discontinued ops - basic	$(0.002)	$(0.023)	$0.037	$(0.039)
Earnings (loss) per share – discontinued operations - fully diluted	-	-	$0.031	-
Earnings (loss) per share - basic	$0.008	$0.008	$0.065	$(0.019)
Earnings (loss) per share – fully diluted	$0.007	$0.005	$0.055	-
Deemed dividend related to beneficial conversion feature of convertible preferred stock (Note 10)	-	$(0.056)	$(0.059)	$(0.058)
Financing expense related to convertible preferred stock (Note 10)	-	-	$(0.024)	-
Net income (loss) attributable to common shareholders – basic	$0.008	$(0.048)	$(0.018)	$(0.077)
Net income (loss) attributable to common shareholders – fully diluted	$0.007	-	-	-
Weighted average number of common shares outstanding:
Basic	59,294,764	30,773,663	42,555,102	29,673,559
Fully diluted	67,357,264	45,741,967	50,617,602	44,681,863

	Comprehensive	Income (Loss)
Net income (loss)	$496,423	$(1,468,410)	$(754,152)	$(2,278,334)
Other comprehensive income (loss):
Unrealized holding gain on marketable securities	170,425	-	170,425	-
Foreign exchange translation gain (loss)	70,514	(611)	4,018	(11,699)
Comprehensive income (loss)	$737,362	$(1,469,021)	$(579,709)	$(2,290,033)
See accompanying notes to financial statements.

Index

Wireless Age Communications, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
For the nine month period ended September 30, 2006
(UNAUDITED)

	Common Stock
	Shares	Amount	Shares	Amount	Preferred Additional Paid-in Capital	Additional Paid-in Capital
Balance, December 31, 2005	29,121,046	$29,121	-	-	-	9,686,066
Common stock issuable to acquire retail business operations	-	-	-	-	-	-
Adjustment arising from foreign exchange translation loss	-	-	-	-	-	-
Net loss for the three month period ended March 31, 2006	-	-	-	-	-	-

Balance, March 31, 2006	29,121,046	$29,121	-	-	-	9,686,066

Common stock issued to acquire retail business operations	49,729	50	-	-	-	14,505
Common stock issued subsequent to June 30, 2006 under special bonus	-	-	-	-	-	-
Adjustment arising from foreign exchange translation loss	-	-	-	-	-	-
Net loss for the three month period ended June 30, 2006	-	-	-	-	-	-

Balance, June 30, 2006	29,170,775	$29,171	-	-	-	9,700,571

Common stock issued as bonus	2,000,000	2,000	-	-	-	208,000
Common stock issued as brokers fee	357,143	357	-	-	-	49,643
Preferred stock issued in financing, net	-	-	7,142,900	7,143	362,237	-
Adjustment to reflect fair value of warrants issued in financing, net	-	-	-	-	-	476,889
Adjustment to reflect value of beneficial conversion feature in financing	-	-	-	-	-	1,707,153
Net loss for the three month period ended September 30, 2006	-	-	-	-	-	-

Balance, September 30, 2006	31,527,918	$31,528	7,142,900	7,143	362,237	12,142,256

	Common stock subscribed	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, December 31, 2005	-	(6,890,802)	160,999	2,985,384

Common stock issuable to acquire retail business operations	14,555	-	-	14,555
Adjustment arising from foreign exchange translation loss	-	-	(2,077)	(2,077
Net loss for the three month period ended March 31, 2006	-	(106,838)	-	106,838

Balance, March 31, 2006	14,555	(6,997,640)	158,922	2,891,024

Common stock issued to acquire retail business operations	(14,555)	-	-	-
Common stock issued subsequent to June 30, 2006 under special bonus	210,000	-	-	210,000
Adjustment arising from foreign exchange translation loss	-	-	(9,011)	(9,011
Net loss for the three month period ended June 30, 2006	-	(703,086)	-	(703,086

Balance, June 30, 2006	210,000	(7,700,726)	149,911	2,388,927

Common stock issued as bonus	(210,000)	-	-	-
Common stock issued as brokers fees	-	-	-	50,000
Preferred stock issued in financing, net	-	-	-	369,380
Adjustment to reflect fair value of warrants issued in financing, net	-	-	-	476,889
Adjustment to reflect value of beneficial conversion feature in financing	-	-	-	1,707,153
Adjustment arising from foreign exchange translation loss	-	-	(611)	(611
Net loss for the three month period ended September 30, 2006	-	(1,468,410)	-	(1,468,410

Balance, September 30, 2006	-	(9,169,136)	149,300	3,523,328

Index

Wireless Age Communications, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
For the nine month period ended September 30, 2007
(UNAUDITED)

	Common Stock			Preferred Stock
	Number	Par Value	Additional Paid-in Capital	Number	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, December 31, 2006	29,527,918	$29,528	14,075,817	7,142,900	7,143	362,237	(16,818,0687)	172,603	(2,170,739)

Conversion of preferred stock to common stock	2,950,000	2,950	149,602	(2,950,000)	(2,950)	(149,602)	-	-	-
Adjustment arising from issuance of warrants	-	-	190,000	-	-	-	-	-	190,000
Foreign currency translation adjustment	-	-	-	-	-	-	-	(32,439)	(32,439)
Net loss for the three month period ended March 31, 2007	-	-	-	-	-	-	(1,180,824)	-	(1,180,824)

Balance, March 31, 2007	32,477,918	$32,478	14,415,419	4,192,900	4,193	212,635	(17,998,891)	140,614	(3,194,002)

Conversion of preferred stock to common stock	16,771,600	16,772	200,056	(4,192,900)	(4,193)	(212,635)	-	-	-
Beneficial conversion feature of preferred stock	-	-	2,515,767	-	-	-	-	-	2,515,767
Deemed dividend related to beneficial conversion feature of preferred stock (Note 10)	-	-	-	-	-	-	(2,515,767)	-	(2,515,767)
Issuance of common stock for cancellation of warrants	6,666,667	6,667	666,607	-	-	-	-	-	673,274
Issuance of common stock pursuant to settlement of financing breach	3,200,000	3,200	323,200	-	-	-	-	-	326,400
Financing expense related to preferred stock	-	-	-	-	-	-	(999,674)	-	(999,674)
Foreign currency translation adjustment	-	-	-	-	-	-	-	(34,057)	(34,057)
Net income for the three month period ended June 30, 2007	-	-	-	-	-	-	3,445,690	-	3,445,690

Balance, June 30, 2007	59,116,185	$59,117	18,121,049	-	-	-	(18,068,642)	106,107	217,631

Issuance of common stock for consulting services provided	357,157	356	25,359	-	-	-	-	-	25,715
Unrealized holding gain on marketable securities	-	-	-	-	-	-	-	170,425	170,425
Foreign currency translation adjustment	-	-	-	-	-	-	-	70,514	70,514
Net income for the three month period ended September 30, 2007	-	-	-	-	-	-	496,423	-	496,423

Balance, September 30, 2007	59,473,342	$59,473	18,146,408	-	-	-	(17,572,219)	347,046	980,708

See accompanying notes to financial statements.

Index

Wireless Age Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(UNAUDITED)
	Nine months ended September 30,
	2007	2006
Net cash provided by (used in) operations
Net (loss) from continuing operations	$1,180,703	$580,505
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Amortization	208,787	186,382
Common stock issued under special bonus	-	210,000
Common stock issued for services provided	25,715	-
Foreign exchange loss	64,793	4,060
Share of loss of equity investment	-	12,507
Loss on note receivable	-	129,114
Loss on uncollected management fees	-	300,000
Deferred income tax provision	-	(748,000)
Changes in operating assets and liabilities:
Receivables	(908,715)	184,209
Inventory	(272,751)	(177,759)
Prepaid expenses and other assets	(79,710)	(38,521)
Accounts payable and accrued liabilities	1,411,564	(1,239,274)
Deferred revenues and customer deposits	36,610	(20,266)
Net cash provided by (used in) operating activities	1,666,996	(617,043)
Cash flows from investing activities:
Additions to intangible assets	-	(43,308)
(Increase) decrease in due from related parties	-	59,588
Acquisition of marketable securities	(401,376)	-
Additions to property, plant and equipment	(289,143)	(20,082)
Net cash (used in) investing activities:	(690,519)	(3,802)
Cash flows from financing activities:
Increase (repayment) of loans	(1,275,611)	1,268,179
Issuance of preferred stock and warrants, net	-	846,269
Increase in long-term debt	34,280	-
Decrease in long-term debt	-	(48,005)
Net cash provided by (used in) financing activities:	(1,241,331)	2,066,443

Increase (decrease) in cash from continuing operations	(264,854)	1,445,598

Increase (decrease) in cash from discontinued operations	(10,131)	(1,768,033)

Increase (decrease) in cash	(274,985)	(322,435)
Cash, beginning of period	285,030	795,339
Cash, end of period	$10,045	$472,904

Non cash financing activities:
During the nine month period ended September 30, 2007, the Company:
·	Issued warrants to purchase 2,000,000 common shares, valued at $190,000.
•	Issued 2,950,000 common shares upon the conversion of 2,950,000 Series A preferred shares.
•	Issued 16,771,600 common shares upon the conversion of 4,192,900 Series A preferred shares.
•	Issued 6,666,667 common shares, valued at $673,274, to cancel warrants to purchase 10,000,000 common shares.
•	Issued 3,200,000 common shares, valued at $326,400, to settle liquidated damages for certain breaches pursuant to a financing agreement.
•	Issued 357,157 common shares, valued at $25,715 for consulting services provided.
During the nine month period ended September 30, 2006, the Company:
•	Issued 49,729 common shares to purchase additional retail business operations.
•	Amortized $17,850 for shares issued in exchange for consulting contract in previous year.
•	Issued 2,000,000 common shares, valued at $210,000, as a special bonus to three officers.
•	Issued 357,143 common shares, valued at $50,000 and warrants to purchase 14,286 common shares, valued at $2,000, as brokers fees in a financing.

See accompanying notes to financial statements.

Index

Wireless Age Communications, Inc.

Notes to Condensed Consolidated Financial Statements
September 30, 2007
(Unaudited)

Note 1 – Basis of Presentation and nature of operations

The accompanying condensed unaudited consolidated financial statements of Wireless Age Communications, Inc. (referred to herein as “we,” “our” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month period ended September 30, 2007, are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006.

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

Discontinued Operations

The operating results of Knowlton Pass Electronics Inc. (operating as Wireless Works) prior to its disposal on March 1, 2007 have been classified as discontinued operations. The operating results of mmwave Technologies Inc. prior to bankruptcy have also been classified as discontinued operations   –   Note 8.

Note 2 – Recent developments

Acquisition of Newlook Industries Corp. Securities

On September 28, 2007, in two separate private transactions, the Company acquired 1,258,423 common shares and a warrant to acquire an additional 900,000 common shares at $0.40 each (the “Warrant” and collectively the Newlook Securities”) of Newlook Industries Corp. (“Newlook”). Newlook is a publicly listed entity trading on the TSX Venture Exchange under the symbol “NLI”.

The Company paid total cash proceeds of CAD$399,300 and issued a CAD$258,294 unsecured non-interest bearing demand promissory note for the Newlook Securities.

The Company acquired 240,000 Newlook common shares and the Warrant to acquire an additional 900,000 common shares of Newlook from a related party, Eiger Technology Inc. (“Eiger”), for a cash payment of CAD$199,300.  Eiger is a publicly listed entity trading on the TSX under the symbol “AXA” and is a shareholder of Newlook. Eiger and Wireless Age have certain common directors and officers. The Company acquired a further 1,018,432 Newlook common shares from an unrelated entity, Morningside Capital Limited, for a cash payment of CAD$200,000 and a promissory note of CAD$258,294.

Index

Newlook is the majority shareholder of Wireless Age by virtue of holding 31,547,167 common shares which represents a 53% ownership position in Wireless Age. Through these acquisitions Wireless Age acquired a direct 4.1% ownership interest in Newlook. In addition in the event all warrants are exercised under the Warrant, Wireless Age’s ownership position will be increased to 7.1%.

Pursuant to the terms of the Warrant the Company has the right but not the obligation to acquire an additional 180,000 Newlook common shares from Eiger on each of March 18, 2008, September 18, 2008, March 18, 2009, September 18, 2009 and March 18, 2010 at CAD$0.40 per common share.

The purpose of investment in the Newlook Securities was to reinvest recent operating profits, improve the Company’s working capital position and financial gain due to the appreciation of Newlook’s common stock share price.

New Corporate Office Location

On September 14, 2007, the Company relocated to a new 2,500 square foot corporate office at 3565 King Road, Suite 102, King City, Ontario, Canada L7B 1M3, telephone – 905-833-2753, fax – 905-833-9847.

Change in CFO Compensation

On July 2, 2007, Mr. Gary N. Hokkanen, the Company’s Chief Financial Officer, agreed to modify his employment arrangement, effective July 1, 2007.  Mr. Hokkanen has served as the Company’s Chief Financial Officer since May of 2003.

The Company previously reported on a Form 8-K filed on January 4, 2006, that Mr. Hokkanen was compensated under an Employment Agreement dated December 30, 2005. Under the terms of this Employment Agreement, Mr. Hokkanen would receive annual compensation of CAD$175,000. Mr. Hokkanen was also to receive an annual bonus of CAD$50,000 based on a yet to be determined annual criteria. Mr. Hokkanen’s Employment Agreement also contained other customary terms and conditions commensurate with the position.

On July 2, 2007, Mr. Hokkanen and the Company entered into a Consulting Services Agreement pursuant to which Mr. Hokkanen agreed to reduce his annual compensation to CAD$100,000 and provisions for a bonus were rescinded. The initial term of the Consulting Services Agreement expires June 30, 2009 and if renewed will be renegotiated at that time. All other terms and conditions remain unchanged. The Company and Mr. Hokkanen agreed that due to reduced role and compensation he would not devote all of his time to Company matters. On July 1, 2007, Mr. Hokkanen was appointed Chief Financial Officer of Newlook Industries Corp.

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

Index

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

Investments

Investments are recorded as available for sale marketable securities. Available for sale marketable securities are recorded at fair value and unrealized gains and losses, net of tax are recorded separately in stockholders’ equity. Realized gains or losses and other than temporary declines in value are reported in other income or expense as incurred.

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

Index

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

Intangibles, goodwill and other assets

The Company follows SFAS No 142, “Goodwill and Other Intangible Assets”.  SFAS No. 142 does not permit the amortization of goodwill and indefinite-lived intangible assets.  Instead, these assets must be reviewed annually (or more frequently under prescribed conditions) for impairment in accordance with this statement.  If the carrying amount of the reporting unit’s goodwill or indefinite-lived intangible assets exceeds the implied fair value, an impairment loss is recognized for an amount equal to that excess.  Intangible assets that do not have indefinite lives are amortized over their useful lives.

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

Index

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

 Advertising and Marketing Costs

The Company expenses the costs of advertising and marketing as incurred. The Company incurred $347,383 and $357,506 of advertising and marketing expenses during the nine month periods ended September 30, 2007 and 2006, respectively.

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

Index

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

Cash and Cash Equivalents

Cash and cash equivalents are included at cost, which approximates market. At September 30, 2007, the Company's cash and cash equivalents were held primarily by one financial institution. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents, while those having original maturities in excess of three months are classified as marketable securities or as long-term marketable securities.

Discontinued Operations

The Company has followed Statement of Financial Accounting Standard No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”. Accordingly, the Company recognized as discontinued operations the results of the Wireless Works business unit (see Note 8). The Company has also recognized the operations of mmwave, prior to bankruptcy as discontinued operations.

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

Recent Accounting Pronouncements

In February 2007, the FASB issued FASB Statement NO. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”). The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains or loses on items for which the fair value option has been elected in earnings (or another performance indication if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. FASB No. 159 is effective as of the beginning of the fiscal years beginning after November 15, 2007. The Company is currently evaluating what impact, if any, SFAS 159 will have on its financial position or results of operations.

FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No.109.” Interpretation 48 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Benefits from tax positions should be recognized in the financial statements only when it is more likely than not that the tax position will be sustained upon examination by the appropriate taxing authority that would have full knowledge of all relevant information.  The amount of tax benefits to be recognized for a tax position that meets the more-likely-than-not recognition threshold is measured as the largest amount of benefit that is greater than fifty percent likely of being realized upon ultimate settlement.  Tax benefits relating to tax positions that previously failed to meet the more-likely-than-not recognition threshold should be recognized in the first subsequent financial reporting period in which that threshold is met or certain other events have occurred.  Previously recognized tax benefits relating to tax positions that no longer meet the more-likely-than-not recognition threshold should be derecognized in the first subsequent financial reporting period in which that threshold is no longer met.  Interpretation 48 also provides guidance on the accounting for and disclosure of tax reserves for unrecognized tax benefits, interest and penalties and accounting in interim periods. Interpretation 48 is effective for fiscal years beginning after December 15, 2006.  The change in net assets as a result of applying this pronouncement will be a change in accounting principle with the cumulative effect of the change required to be treated as an adjustment to the opening balance of retained earnings on January 1, 2007, except in certain cases involving uncertainties relating to income taxes in purchase business combinations.  In such instances, the impact of the adoption of Interpretation 48 will result in an adjustment to goodwill.  The Company adopted Interpretation 48 on January 1, 2007, which did not have a material impact on the Company’s financial statements.

Index

Note 4 – Investments

Available for Sale Securities

On September 28, 2007, the Company acquired 1,258,423 common shares of Newlook Industries Corp (TSX Venture: NLI) and a warrant to acquire an additional 900,000 Newlook common shares exercisable at $0.40 per share. Pursuant to the terms of the warrant the Company has the right but not the obligation to acquire 180,000 Newlook common shares on each of March 18, 2008, September 18, 2008, March 18, 2009, September 18, 2009 and March 18, 2010.

The Company paid $401,376 (CAD$399,300) in cash and issued a $259,638 (CAD$258,294) note payable for the securities. Total cost for the securities was $661,014 (CAD$657,594)

On September 30, 2007 the fair value of the Newlook securities was $831,439 ($695,737, CAD$692,138 or CAD$0.55 per share, for the common shares and $135,702, CAD$135,000, for the warrant) and accordingly the Company recorded a $170,425 unrealized holding gain on the securities as an increase to accumulated other comprehensive income.

Note 5 – Intangible Assets & Goodwill

Intangible assets

As of September 30, 2007	Gross Carrying Amount	Accumulated Amortization	Net 2007
Intangible assets subject to amortization:
Retail segment:
Residual premiums	$1,039,939	$(988,874)	$51,065
MTS agency fee	321,664	(232,201)	89,463

Total intangible assets subject to amortization	1,361,603	(1,221,075)	140,528

Total intangible assets	$1,361,603	$(1,221,075)	$140,528

Aggregate amortization expense for the nine month period ended September 30, 2007: $62,222.

Estimated amortization expense:

For the remainder of year ended December 31, 2007	$18,007
For the year ended December 31, 2008	$46,061
For the year ended December 31, 2009	$46,061
For the year ended December 31, 2010	$26,399
For the year ended December 31, 2011	$4,000

Index

Goodwill

The changes in the carrying amount of goodwill which is solely in respect of the retail segment for the three month period ended September 30, 2007, are as follows:

	Retail Segment	Commercial Segment	Total

Balance as of July 1, 2007	$241,026	$ nil	$241,026
Goodwill acquired	-	-	-

Balance as of September 30, 2007	$241,026	$ nil	$241,026

The retail segment will be tested for impairment in the fourth quarter during the annual budgeting and forecasting process. The fair value of the reporting unit is estimated using the expected present value of future cash flows.

Note 6 – Loan, Note Payable and Obligations under Capital Leases

Loan

The Company has a loan with an asset based lender of $1,507,800 (CAD$1,500,000), secured by the accounts receivable and inventory. The loan was undrawn as of September 30, 2007.

Note Payable

On September 28, 2007, the Company issued a non-interest bearing unsecured demand note payable in the amount of $259,638 (CAD$258,294) to a third party as partial consideration for  the acquisition of marketable securities (Note 4). Subsequent to quarter on October 11, 2007, the Company fully repaid the note.

Obligations under Capital Leases

September 30, 2007

Capital lease obligations	71,335
Less: current portion:	(33,011)

$38,324

Capital lease obligations include three leases with monthly payments ranging between $249 (CAD$248) and $1,708 (CAD$1,699) and including interest at rates ranging between 12.5% and 16.2%. Equipment is pledged as security.

Index

Note 7 – Segmented Information

The following table shows revenues, profits or loss, for the nine month period ended September 30, and identifiable assets by operating segment:

	2007	2006
Revenues
Retail – sale of tangible products	$8,608,541	$7,243,045
Retail – activation commissions and residual payments	2,914,253	2,513,330
Commercial – sale of tangible products	10,160,907	7,314,587
Commercial – activation commissions and residual payments	112,083	119,483

Consolidated revenues	$21,795,784	$17,190,445

Profit or Loss
Retail	$1,547,844	$1,098,990
Commercial	391,092	133,371
Unallocated amounts:
Corporate costs	(758,233)	(651,856)
Profit (loss) from discontinued operations (Note 8)	1,580,586	(1,151,686)

Consolidated income (loss)	$2,761,289	$(571,181)

Deemed dividend related to beneficial conversion feature of
convertible preferred stock	(2,515,767)	(1,707,153)
Financing expense related to convertible preferred stock	(999,674)	-

Net loss attributable to common shareholders	$(754,152)	$(2,278,334)

Assets
Retail	$3,363,686	$2,620,557
Commercial	2,309,350	6,077,213
Intangible assets and goodwill - retail	381,554	477,378
Intangible assets and goodwill - commercial	-	1,226,174
Unallocated corporate assets	857,683	1,007,704
Assets of discontinued operations held for sale	-	1,077,626

Consolidated assets	$6,912,273	$12,486,652

Note 8 – Discontinued Operations

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

Index

The summarized operating results for discontinued operations during the nine month period ended September 30, are as follows:

	2007	2006

Revenues	$82,101	$677,251
Costs and expenses	87,234	1,284,600

Net loss from operations	$(5,133)	$(607,349)
Gain on disposal	315,800	-

Net gain (loss)	$310,667	$(607,349)

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

(i) The gain on disposal of the entity is summarized below:

Proceeds received:
Note receivable	$327,194
Reserve for doubtful collection	(327,194)

Net proceeds of disposal	$-
Less: net asset deficit	(315,800)

Gain on disposal	$315,800

mmwave Technologies Inc.

The Company assigned mmwave into bankruptcy on June 29, 2007. The operating results of mmwave have been regarded as discontinued operations.

The summarized operating results for discontinued operations, for the nine month period ended September 30, are as follows:

	2007	2006

Revenues	$900,379	$6,071,883
Costs and expenses	3,026,233	6,616,220

Net income (loss)	$(2,125,854)	$(544,337)
Gain on bankruptcy (ii)	3,395,772	-

Net gain	$1,269,918	$(544,337)

Index

In addition, during the quarter ended September 30, 2007, the Company incurred expenses of $98,724 associated with the mmwave discontinued operations.

(ii) The gain on bankruptcy of the entity is summarized below:

Proceeds received	$-
Less: net asset deficit	$(3,395,772)

Gain on disposal	$3,395,772

At September 30, 2007 the Company classified a severance accrual of $435,627 for the Company’s former CEO and President of mmwave as liabilities of discontinued operations.

Note 9 – Loss (Recovery) on Investment

During the fiscal year 2006 the Company fully provided for a loss on a Lumonall, Inc. (formerly Midland International Corporation) 8% promissory note due to substantial doubt existing on Lumonall’s ability to repay.  For accounting purposes the Company reflected the $300,000 portion of the promissory note that reflects unpaid management fees as a special charge to operations and the $129,114 portion that reflects cash advances over and above management services provided as a loss on investment within Other Expenses in 2006. The Company also recorded $12,507 during 2006 as its share of equity losses.

During the quarter ended September 30, 2007, the Company recovered $75,000 of the Lumonall note and recorded the amount as a gain within other expenses.

 Note 10 – Newlook Industries Corp. Settlement Agreement

During the nine month period ended September 30, 2007, Newlook acquired a portion of the Company’s securities issued to Barron Partners LP. On June 29, 2007, the Company agreed to accelerate the effects accruing to Newlook of Wireless Age not attaining the 2007 operating performance targets. The Company agreed to issue:

•	16,771,600 restricted common shares in exchange for the 4,192,900 Series A preferred shares,
•	6,666,667 restricted common shares of in exchange for the cancellation of (i) the A Warrants to purchase 5,000,000 common shares; and (ii) the B Warrants to purchase 5,000,000 common shares,
•	3,200,000 restricted common shares in settlement of liquidated damages arising from the composition of Wireless Age’s Board.

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

During the three month period ended September 30, 2006, the Company recognized a deemed dividend of $1,707,153 on issuance of the preferred stock, representing the intrinsic value of the beneficial conversion feature that existed upon issuance.

Index

Note 11 – Subsequent Event

On October 25, 2007, the Company acquired an additional 401,250 common shares of Newlook Industries Corp. and also purchased for cancellation warrants to purchase 1,000,000 of the Company’s common stock from a former director for total consideration of $250,000. The Company is obligated to pay $50,000 per month for five consecutive months beginning on November 1, 2007 and ending on March 1, 2008.

Index

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

Overview

During the quarter ended September 30, 2007, the Company generated earnings of $496,423 ($595,147 from continuing operations and a loss of $98,724 from discontinued operations). Management’s efforts to reduce costs, sell or eliminate unprofitable business units and improve the financial performance of the Company are reflected in the financial results for the third quarter of fiscal 2007. The year to date 2007 discontinued operations gain was affected by the disposal of Knowlton Pass Electronics Inc. (which was sold effective March 1, 2007) and mmwave Technologies Inc. (which was assigned into bankruptcy on June 29, 2007).

Continuing operations consists of the retail operating segment and remaining commercial segment businesses, including distribution of prepaid cards, land mobile radios, and accessories.

Index

Results of operations

For the three month period ended September 30, 2007 and 2006

Continuing Operations

The earnings from continuing operations before income taxes were $595,147 in the current period compared to $402,767 during the three month period ended September 30, 2006.

Continuing operations revenues for the consolidated entity including product sales, commissions and residual revenue during the three month period ended September 30, 2007 were $8,279,518 compared to $6,504,134 during the third quarter of 2006, representing a 27% increase in sales over the comparative period in the prior year. Sales of the retail segment were $4,349,086, compared to $3,615,718 in 2006 and sales of the commercial segment were $3,930,432 compared to $2,888,416 in 2006.

Sales of the retail segment during the three month period ended September 30, 2007 and 2006 can be broken down into the following subcategories:

	2007	2006
Cellular hardware, radios and accessories	$3,118,091	$2,549,660
Commission and residual revenue	1,113,435	946,421
Equipment rental	117,560	119,637

	$4,349,086	$3,615,718

The sales of the retail segment for the three month period ended September 30, 2007 increased 20% over the same three month period of 2006. Sales of hardware increased 22%, commission and residual revenue grew 18% and equipment rental revenue decreased by 2%. Retail segment revenue growth is a direct result of the sales of new and improved handsets and accessories constantly entering the market place. The segment’s success relies on its ability to successfully sell existing clientele on new handset features and also as a result of increasing penetration rates in the mobile telephone industry.

The revenues of the commercial segment represent the sale of prepaid cellular cards, two-way radios, accessories and commissions earned from sale of hardware under supplier representation agreements. Sales of the commercial segment during the current quarter were $3,930,432 compared to $2,888,416 during the third quarter of fiscal 2006. Sales of the commercial segment grew by 36%.

Sales of the commercial segment during the three month period ended September 30, 2007 and 2006 can be broken down into the following subcategories:

	2007	2006
Prepaid cards, two way radios and accessories	$3,886,904	$2,849,866
Commission revenue	43,528	38,550

	$3,930,432	$2,888,416

The growth in revenues within the commercial segment is led by the distribution of prepaid cards. Prepaid cellular airtime is becoming a fast growing choice for the youth and senior cellular market.

Index

Gross profit from continuing operations during the three month period ended September 30, 2007 was $2,215,669 up from $1,827,622 during the third quarter of fiscal 2006. Gross profit including commissions and residual revenue (which have no associated cost of sales) as a percentage of total sales was 26.8% during the three month period ended September 30, 2007, compared to 28.1% in the third quarter of fiscal 2006. Gross profit on product sales, excluding commission and residual revenue, as a percentage of product sales decreased from 15.2% during the three month period ended September 30, 2006 to 14.9% in the current quarter. Gross profit as a percentage of product sales decreased due to sales mix, i.e. incremental revenues were from lower margin business lines.

Selling and administrative expenses from continuing operations increased from $1,226,363 during the three month period ended September 30, 2006 to $1,483,128 during the three month period ended September 30, 2007. Selling and administrative expenses expressed as a percentage of total revenue decreased from 20% to 17% year over year.

Selling and administrative expenses during the three month period ended September 30, 2007 and 2006, included:

	2007	2006
General and administrative costs	336,925	235,281
Professional and consulting fees	67,067	160,445
Rent and occupancy costs	157,316	132,900
Wage and benefit costs	921,820	697,737

	$1,483,128	$1,226,363

Professional and consulting fees were $67,067 during the three month period ended September 30, 2007 compared to $160,445 during the three month period ended September 30, 2006. Professional and consulting fees include expenses for accounting and legal, directors’ fees and other consultants. The decrease is attributable to lower levels of legal fees in the current period due the less complex nature of the Company’s businesses after the discontinuance of mmwave.

General and administrative expenses totaled $336,925 for the three month period ended September 30, 2007 compared to $235,281 for the comparable period ended September 30, 2006. The increase is the result of normal increases in business activity associated with continuing operations.

Rent and occupancy costs were $157,316 during the three month period ended September 30, 2007 compared to $132,900 in the comparative period in the prior year.

Wages and benefits have increased from $697,737 for the three month period ended September 30, 2006 to $921,820 for the third quarter of 2007. The increase is directly attributable to incrementally higher commissions paid in the retail segment due to higher levels of sales.

Amortization expense during the three month period ended September 30, 2007 was $76,038 compared to $66,694 during the comparative period in the prior year. Amortization expense in the current quarter represents the continued amortization of the Company’s capital and other assets and the amortization of the intangible assets of $16,564.

Interest expense decreased from $117,849 during the three month period ended September 30, 2006 to $56,641 during the current quarter. The decrease is a result of occasional lower levels of borrowing during the current quarter.

During the quarter ended September 30, 2007 the Company recorded a foreign exchange losses of $79,715 arising from translation of Canadian dollar denominated assets and liabilities translated into the reporting currency. The Company booked a foreign exchange losses of $13,949 in the comparative period in 2006.

Index

During fiscal 2006 the Company fully provided for a loss on a Lumonall, Inc. (formerly Midland International Corporation) 8% promissory note due to substantial doubt existing on Lumonall’s ability to repay.  For accounting purposes the Company has reflected the $300,000 portion of the promissory note that reflects unpaid management fees as a special charge to operations and the $129,114 portion that reflects cash advances over and above management services provided as a loss on investment within Other Expenses. During the quarter ended September 30, 2007, the Company recovered $75,000 from Lumonall and recorded it as a gain within other income/expenses.

The overall basic earnings per share attributable to common shareholders for the three month period ended September 30, 2007 was $0.008 compared to a loss per share of $0.048 per share during the three month period ended September 30, 2006. Earnings per share from operations was $0.01 in the current period compared to $0.03 in the prior period.

Discontinued Operations

Revenues of discontinued operations for the three month period ended September 30, 2007 were $nil compared to $2,528,947 during the comparative period in the prior year ($225,780 from Knowlton Pass Electronics Inc. and $2,303,167 from mmwave Technologies Inc.).  Costs and expenses were $98,724 in the current quarter (all from matters associated with mmwave Technologies Inc.) and $3,239,971 during the three month period ended September 30, 2006 ($473,505 from Knowlton Pass Electronics Inc. and $2,766,466 from mmwave Technologies Inc.). The loss from discontinued operations was $98,724 during the quarter ended September 30, 2007 and a loss of $711,024 in the prior year.

For the nine month period ended September 30, 2007 and 2006

Continuing Operations

The earnings from continuing operations before taxes were $1,180,703 in the current period compared to a loss of $167,495 during the nine month period ended September 30, 2006.

Continuing operations revenues for the consolidated entity including product sales, commissions and residual revenue during the nine month period ended September 30, 2007 were $21,795,784 compared to $17,190,445 during the first three quarters of 2006, representing a 27% increase in sales over the comparative period in the prior year. Sales of the retail segment were $11,522,795, compared to $9,756,375 in 2006 and sales of the commercial segment were $10,272,989 compared to $7,434,070 in 2006.

Sales of the retail segment during the nine month period ended September 30, 2007 and 2006 can be broken down into the following subcategories:

	2007	2006
Cellular hardware, radios and accessories	$8,287,007	$6,990,113
Commission and residual revenue	2,914,253	2,513,330
Equipment rental	321,535	252,932

	$11,522,795	$9,756,375

The sales of the retail segment for the nine month period ended September 30, 2007 increased 18% over the same nine month period of 2006. Sales of hardware increased 19%, commission and residual revenue grew 16% and equipment rental revenue growth was 27%. Retail segment revenue growth is a direct result of the sales of new and improved handsets and accessories constantly entering the market place. The segment’s success relies on its ability to successfully sell existing clientele on new handset features and also as a result of increasing penetration rates in the mobile telephone industry.

Index

The revenues of the commercial segment represent the sale of prepaid cellular cards, two-way radios, accessories and commissions earned from sale of hardware under supplier representation agreements. Sales of the commercial segment during the nine month period ended September 30, 2007 were $10,272,989 compared to $7,434,070 during the first three quarters of fiscal 2006. Sales of the commercial segment grew by 38%.

Sales of the commercial segment during the nine month period ended September 30, 2007 and 2006 can be broken down into the following subcategories:

	2007	2006
Prepaid cards, two way radios and accessories	$10,160,906	$7,314,587
Commission revenue	112,083	119,483

	$10,272,989	$7,434,070

The growth in revenues within the commercial segment is led by the distribution of prepaid cards. Prepaid cellular airtime is becoming a fast growing choice for the youth and senior cellular market.

Gross profit from continuing operations during the nine month period ended September 30, 2007 was $5,741,835 up from $4,931,214 during the first three quarters of fiscal 2006. Gross profit including commissions and residual revenue (which have no associated cost of sales) as a percentage of total sales was 26.3% during the nine month period ended September 30, 2007, compared to 28.7% in the first three quarters of fiscal 2006. Gross profit on product sales, excluding commission and residual revenue, as a percentage of product sales decreased from 15.8% during the nine month period ended September 30, 2006 to 14.5% in the current period. Gross profit as a percentage of product sales decreased due to sales mix, i.e. incremental revenues were from lower margin business lines.

Selling and administrative expenses from continuing operations decreased from $4,438,619 during the nine month period ended September 30, 2006 ($300,000 of which classified as a special loss on uncollected management fees) to $4,165,846 during the nine month period ended September 30, 2007. Selling and administrative expenses expressed as a percentage of total revenue decreased from 26% to 19% year over year.

Selling and administrative expenses during the nine month period ended September 30, 2007 and 2006, included:

	2007	2006
General and administrative costs	904,479	866,515
Professional and consulting fees	258,029	464,169
Rent and occupancy costs	426,744	415,823
Wage and benefit costs	2,576,594	2,392,112
Loss on uncollected management fees	-	300,000

	$4,165,846	$4,438,619

Professional and consulting fees were $258,029 during the nine month period ended September 30, 2007 compared to $464,169 during the nine month period ended September 30, 2006. Professional and consulting fees include expenses for accounting and legal, directors’ fees and other consultants. The decrease is attributable to lower levels of legal fees in the current period due the less complex nature of the Company’s businesses after the discontinuance of mmwave.

General and administrative expenses totaled $719,610 for the nine month period ended September 30, 2007 compared to $866,515 for the comparable period ended September 30, 2006. The decrease is the result of strict efforts to reduce costs across all remaining business units.

Index

Rent and occupancy costs were $426,744 during the nine month period ended September 30, 2007 compared to $415,823 in the comparative period in the prior year.

Wages and benefits have increased from $2,392,112 for the nine month period ended September 30, 2006 to $2,576,594 for the first three quarters of 2007. This is the results of higher commissions paid due to higher levels of sales within the retail operating segment.

Amortization expense during the nine month period ended September 30, 2007 was $208,787 compared to $186,382 during the comparative period in the prior year. Amortization expense in the current period represents the continued amortization of the Company’s capital and other assets and the amortization of the intangible assets of $62,222.

Interest expense decreased from $328,027 during the nine month period ended September 30, 2006 to $196,706 during the current period. The decrease is a result of lower levels of borrowing during the current quarter.

During the nine month period ended September 30, 2007 the Company recorded a foreign exchange loss of $64,793 arising from translation of Canadian dollar denominated assets and liabilities translated into the reporting currency. The Company booked a foreign exchange loss of $4,060 in the comparative period in 2006.

The Company recorded a deemed dividend on preferred stock of $2,515,687 during the nine month period ended September 30, 2007 representing a charge to income for reducing the conversion rate of the preferred stock from $0.07 to $0.035 per share. This non-operating expense arises from Financial Accounting Standards Board, Emerging Issues Task Force abstracts 98-5 and 00-27 and represents a non-cash charge to income representing the intrinsic value of the beneficial conversion option inherent in the August preferred share and warrant financing. During the current period management felt that the 2007 operating performance targets associated with the August 2006 financing were unlikely to be met and agreed to accelerate the effects of not attaining the targets. As a result of the acceleration of the effects the Company also recorded financing charges of $999,674 (which did not require a cash outlay) in the current period. The financing charges are associated with the issuance of 6,666,667 common shares for the cancellation of 10,000,000 warrants and the issuance of 3,200,000 common shares for liquidated damages associated with certain covenant breaches. During the nine month period ended September 30, 2006, the Company recorded a similar deemed dividend upon issuance of the preferred stock of $1,707,153.

During the nine month period ended September 30, 2006 the Company fully provided for a loss on a Lumonall, Inc. (formerly Midland International Corporation) 8% promissory note due to substantial doubt existing on Lumonall’s ability to repay.  For accounting purposes the Company reflected the $300,000 portion of the promissory note that reflects unpaid management fees as a special charge to operations and the $129,114 portion that reflects cash advances over and above management services provided as a loss on investment within Other Expenses. During the nine month period ended September 30, 2007, the Company recovered $75,000 from Lumonall and recorded it as a gain within other income/expenses.

The overall loss per share attributable to common shareholders for the nine month period ended September 30, 2007 was $0.018 compared to $0.077 per share during the nine month period ended September 30, 2006. Earnings per share from operations was $0.028 in the current period and compared to $0.02 in the prior period.

Discontinued Operations

Revenues of discontinued operations for the nine month period ended September 30, 2007 were $982,480 (representing revenues of $900,379 from mmwave Technologies Inc. prior to bankruptcy and $82,101 from Knowlton Pass Electronics Inc. prior to disposal) compared to $6,749,134 during the comparative period in the prior year ($677,251 from Knowlton Pass Electronics Inc. and $6,071,883 from mmwave Technologies Inc.).  Costs and expenses were $3,113,556 in the current period ($3,026,232 from mmwave Technologies Inc. and $87,324 from Knowlton Pass Electronics Inc.) and $7,900,820 during the nine month period ended September 30, 2006 ($1,284,600 from Knowlton Pass Electronics Inc. and $6,616,220 from mmwave Technologies Inc.). The Company also recorded a gain of $3,395,772 on the disposal of mmwave Technologies Inc. in the current period and a $315,800 gain from the disposal of Knowlton Pass Electronics Inc. The income from discontinued operations was $1,580,586 during the nine month ended September 30, 2007 and a loss of $1,151,686 in the prior year.

Index

Discontinued operations generated basic earnings per share of $0.037 (fully diluted $0.031) in the current period and a loss of $0.039 in the comparative period in the prior year.

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

Inventory currently represents approximately 36% of total current assets and is subject to risk of inexact estimates by management.

Revenue Recognition

The Company recognizes revenue from the sale of telecommunications equipment, digital subscriber line equipment, accessories and other electronic products when the products are delivered and accepted by the customer and include the sale of post paid cellular service contracts, high speed internet and television services.  Activation commission fees earned from the telephone companies are recognized at the time of activation by the customer.  Residual commission fees are recognized at the time they are earned and reasonable assurance of collection exists.  The Company receives co-op advertising revenue from the telephone companies based on the requirement to spend 30-60% of the available co-op advertising allotment.  Any amount received under this program is deducted from advertising expense.

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

Index

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

The Company follows SFAS No 142, “Goodwill and Other Intangible Assets”.  SFAS No. 142 does not permit the amortization of goodwill and indefinite-lived intangible assets.  Instead, these assets must be reviewed annually (or more frequently under prescribed conditions) for impairment in accordance with this statement.  If the carrying amount of the reporting unit’s goodwill or indefinite-lived intangible assets exceeds the implied fair value, an impairment loss is recognized for an amount equal to that excess.  Intangible assets that do not have indefinite lives are amortized over their useful lives.

Financial Condition

The financial position of the Company has improved since last fiscal year end due to the disposal of Knowlton Pass Electronics Inc. and the deconsolidation of mmwave Technologies Inc. Both entities had net asset deficits.

Since December 31, 2006 total assets have decreased by $1,295,858 to $6,912,273 at September 30, 2007. Current assets have decreased by $451,104 and non current assets have decreased by $844,754. The reasons for the declines are the sale of Knowlton Pass Electronics Inc. and the disposal of mmwave Technologies Inc. by way of assignment into bankruptcy.

Current assets decreased during the current year by $451,104 to $5,845,381 at September 30, 2007. Accounts receivable decreased by approximately $925,000 primarily due to a reduction in level of sales from the 4th quarter of fiscal 2006 and the elimination of mmwave due to the bankruptcy. Inventory levels have increased by approximately $273,000 reflecting the ramp up in retail activity between the two periods. Cash balances were reduced by approximately $275,000 at September 30, 2007 due to normal business fluctuations. Work in progress, due from related parties balances and assets of discontinued operations at year end were reduced to zero at the end of the first three quarters of fiscal 2007. Prepaid balances also have increased since year end by approximately $80,000 due to normal business fluctuations.

Net Property, plant and equipment assets have decreased since year end by approximately $554,000 to $685,338 at September 30, 2007.  The net decrease is primarily due to disposal of mmwave assets and normal amortization of assets of continuing operations.

Intangible assets decreased since year end by $62,222 due to normal amortization of certain intangibles. Goodwill did not change during the period.

Index

Almost half of the liabilities of the Company as at December 31, 2006 have been eliminated due to the disposal of Knowlton Pass Electronics Inc. and the disposal of mmwave Technologies Inc. by way of bankruptcy. Total liabilities have decreased since December 31, 2006 by $4,447,305 to $5,931,565 at September 30, 2007. Current liabilities decreased by $4,090,615 to $5,801,840 during the current period. Accounts payable decreased by approximately $2,046,000, bank indebtedness decreased by approximately $1,983,000, current portion of lease obligations decreased by approximately $146,000 and liabilities of discontinued operations have been decreased by approximately $25,000. Current portion of deferred revenue increased by approximately $15,000 and the Company issued a note payable for approximately $260,000. Shareholder loans of approximately $178,000 have been eliminated due to the mmwave bankruptcy.

The long-term portion of deferred revenues and customer deposits was $90,118 and the long-term portion of the obligations under capital lease totaled $38,324 at September 30, 2007. Minority interest, which represents the amount of net assets owed to the parties holding the remaining 0.3% of Wireless Age Communications Ltd., remained at $1,283 at September 30, 2007.

Stockholders’ equity has increased since year end from a deficiency of $2,170,739 to a surplus of $980,708 at September 30, 2007. The increase is the result of:

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

3.	A deemed dividend of $2,515,767 related to the beneficial conversion feature of preferred stock;
4.	An increase in common stock and additional paid in capital of $673,274 arising from the issuance of 6,666,667 common shares to cancel warrants to acquire 10,000,000 common shares;
5.	An increase in common stock and additional paid in capital of $326,400 representing the issuance of 3,200,000 common shares as liquidated damages for breaches pursuant to a financing agreement;
6.	Financing expenses not requiring cash outlays of $999,674;
7.	Foreign exchange gain of $4,018 recorded within accumulated other comprehensive income;
8.	An increase in common stock and additional paid in capital of $25,715 representing the issuance of 357,157 common shares for consulting services provided,
9.	An increase of $170,425 to other comprehensive income representing unrealized holding gains on marketable securities, and
10.	A decrease in accumulated deficit representing earnings of $2,761,789 during the period.

Liquidity and Capital Resources

As September 30, 2007, the Company had current assets of $5,845,381 and current liabilities of $5,801,840, indicating working capital of $43,541 compared to a deficit of $3,595,970 at the beginning of the year. The increase in working capital is the result of the disposal of Knowlton Pass Electronics Inc. and mmwave Technologies Inc. (by way of assignment into bankruptcy).

Cash provided by continuing operating activities amounted to $1,666,996 during the nine month period ended September 30, 2007, primarily as a result of the net income adjusted for non cash items and various changes in operating assets and liabilities. Cash used in continuing investing activities during the period amounted to $690,519, primarily consisting of cash used to acquire property, plant and equipment and marketable securities. Cash used in financing activities during the current period amounted to $1,241,331 and primarily represented by a decrease in bank indebtedness. The cumulative affect of all these changes resulted in a net decrease in cash of $392,332 from continuing operations. Net cash used in discontinued operations totaled $10,131.

Management believes that additional funding will be required for working capital purposes. There can be no assurance that we will be able to raise this funding when needed nor can we assure the exercise of the outstanding warrants. The Company plans to focus on the profitable retail operating segment and expand the remaining portions of the commercial segment.

Index

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

PART II. Other Information

Item 1.  Legal Proceedings.

On March 19, 2007 the landlord for mmwave Technologies, Inc. (a wholly owned subsidiary of the Company) served a Statement of Claim on mmwave Technologies Inc., Glenn Poulos and Gary Hokkanen. Glenn Poulos is a former director and officer of the Company and Gary Hokkanen is the Company’s Chief Financial Officer. In the case of mmwave, the plaintiff’s claim totals CAD$1,320,936 and in the case of Glenn Poulos and Gary Hokkanen the claim is for CAD$1,000,000. Pursuant to the Bankruptcy and Insolvency Act of Canada, the lawsuit against mmwave had been stayed (together with all mmwave claims or lawsuits). Subsequent to September 30, 2007, the Company settled the lawsuit against Glenn Poulos and Gary Hokkanen for a cash payment of CAD$50,000.

The Company was served a Statement of Claim by 1026227 Ontario Limited, carrying on business as C&C Consulting for unpaid consulting fees totaling CAD$17,968.

To the knowledge of the Company, there are no other material pending legal proceedings to which the Company is a party or of which any of its property is subject and Company management is not aware of any threatened proceedings by any other person, organization or governmental authority.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On August 16, 2007, the Company issued 357,157 restricted shares of its common stock to Max Communications Inc. for consulting services provided valued at $25,715.  The Company entered into the aforementioned transaction in reliance upon the exemption from securities registration afforded by Section 4(2) of the U.S. Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder, including Regulation S.

Index

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

None

Item 5.  Other Information.

None

Item 6.  Exhibits and Reports on Form 8-K.

(a)           Exhibits.

Exhibit No.	Description

Exhibit 31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.*

Exhibit 31.2	Certification of Chief Financial Executive pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.*

Exhibit 32.1	Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

Exhibit 32.2	Certification of Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. *

* Filed herewith.

(b)	Reports on Form 8-K.

On July 6, 2007, the Company filed a Report on Form 8-K disclosing that the Company’s CFO had agreed to change his compensation arrangement.

Index

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

November 14, 2007                                                                                                                                                        WIRELESS AGE COMMUNICATIONS, INC.

By: /s/ John G. Simmonds	By: /s/ Gary N. Hokkanen
Name: John G. Simmonds	Name: Gary N. Hokkanen
Title: Principal Executive Officer	Title: Principal Financial Officer and Principal Accounting Officer