Form 10KSB
period 2007-12-31
WIRELESS AGE COMMUNICATIONS INC
filed 2008-03-31
CIK 1130131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File No. 001-31338

Wireless Age Communications, Inc.
(Name of Small Business Issuer in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0336674 (I.R.S. Employer Identification No.)

3565 King Road, Suite 102 King City, Ontario L7B 1M3 (Address of Principal Executive Offices)	905-833-2753 (Issuer’s Telephone Number)

Securities registered under Section 12(b) of the Exchange Act:	None

Securities registered under Section 12(g) of the Exchange Act:	Common Stock, par value $0.001

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act☐

Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:  Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and  no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The issuer’s revenues for the fiscal year ended December 31, 2007 were $32,682,756.

Based on the closing price on March 17, 2008 of $0.34 per share of common stock, as reported by the NASD’s OTC Bulletin Board, the aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant was approximately $8,690,111.  For the purposes of this response, directors, officers and holders of 5% or more of the issuer’s Common Stock are considered the affiliates of the issuer at such date.

As of March 17, 2008, the number of shares outstanding of the registrant’s Common Stock was 58,781,842 shares.

DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated by reference into Part III of the Annual Report on Form 10-KSB: None

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

During fiscal 2007, the Company’s business operations primarily focused on provision of wireless telecommunications systems products and service solutions to carriers, wholesalers, distributors, retailers and end-users in Western Canada. Current products and services include mobile and fixed voice and data communication services, phone and data devices and accessories, land mobile, microwave and PCS/Cellular radio equipment, components and test equipment used by operators and manufacturers of wireless equipment, and power and battery supplies.

Wireless Age operates nine retail stores, has sales offices in two locations across Canada, and one warehouse, along with a service department.  The Company has significant business relationships with major wireless, and wireline carriers in Canada.  The Company’s presence in the cellular, land mobile radio, satellite, and fixed wireless markets allow it to bundle a full spectrum of products at the carrier, distributor, wholesaler and retail level across Canada.

During fiscal 2007 Wireless Age conducted its business through the following subsidiaries:

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

•	Our subsidiaries Prime Battery Products Limited, DB Sim Holdings Ltd. and 1588102 Ontario Inc. are inactive and have no revenues or expenses.

Acquisitions

Wireless Age Communications Ltd. was acquired on October 8, 2002, Wireless Source Distribution Ltd. on September 19, 2003

Employees

At the end of 2007, the Company employed approximately 95 full and part-time employees.  There are no collective bargaining agreements covering any of the employees and the Company has not experienced a strike or work stoppage.

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

Competition

The markets for distributing wireless phones and accessories and for integrated supply chain and logistics services are intensely competitive. The Company competes, and expects to continue to compete, for sales of wireless phones, accessories and data equipment with several wireless communications device distributors and manufacturers. The Company competes principally on the bases of inventory availability, delivery time, trade credit terms and service. The Company also competes principally on the bases of service quality and price for supply availability. Competitors are primarily retail purchasers. Direct competitors include:

•
In Saskatchewan: (1) all wireless retailer that are channel partners of other carriers such as AT&T Wireless and Telus Mobility, (2) Jump.ca and Prairie Mobility who sell products from the same carrier as us, and (3) SaskTel Corporate who sells directly to large customers.

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

Financial information segments

During 2007, the Company operated two reportable segments: Retail and Commercial. The Retail segment is comprised of the operations of Wireless Age Communications Ltd. The Commercial segment is comprised of the operations of Prime Wireless Corporation, Prime Battery Products Limited, and Wireless Source Distribution Ltd.

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

Commercial Segment

Wireless Source, part of the Company’s Commercial business segment distributes prepaid phone cards, wireless accessories, land mobile radios, batteries and ancillary electronics products throughout Canada.  It has sales personnel across the country and warehouse facilities in Regina.

Wireless Source also generates revenue from its exclusive representation agreement for Canada with Vertex-Standard™ Inc., a company operating in the Land Mobile Radio (LMR) business worldwide.  This unit serves two distinct dealer communities: PCS dealers (mobile phone stores) and Land Mobile Radio (LMR) dealers (two-way radio shops).

Customers

During fiscal 2007 the Company had in excess of 45,000 retail customers. The Company does not have a significant concentration of sales with any individual customer and, therefore, the loss of one of these customers would not have a material impact on the Retail business. However, the activation commissions and residuals revenue earned from two major telephone carriers made up 60% of the retail segment sales. If either of these agreements were terminated it may have a significant effect on the retail business. For the wholesale segment no single customer made up more then 10% or more of the wholesale sales and therefore the loss of any one customer would not have a significant effect on the wholesale business.

Research and development

The Company did not engage in any material research and development activities during the past two years.

Environmental matters

The Company is not aware of any federal, state or local provisions which have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment, that will materially effect out net earnings or competitive position, or result in material capital expenditures. However, we cannot predict with certainty the potential effect on our operations of possible future environmental legislation or regulations. During 2007, there were no material capital expenditures for environmental control facilities and no such material expenditures are anticipated.

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

Intellectual Property

The Company owns intellectual property including the trade names The Wireless Age, mmwave, AC Simmonds & Sons and iMobile in addition to several supplier agreements and distribution agreements. The Company believes that the intellectual property is an important asset and the Company is not aware of any facts that could negatively impact our continuing use of any of our intellectual property. In accordance with the accounting principles generally accepted in the United States (“GAAP”), our balance sheets only include the cost of acquired intellectual property.

Recent Developments:
Renegotiated TCE Capital Corporation Financing

On December 13, 2007, Wireless Age entered into a series of agreements to amend the terms of its loan facility with TCE Capital Corporation (“TCE”).

Wireless Age and Newlook Industries Corp. (“Newlook”) combined their assets and collateral to create a new loan facility totaling CAD$2,500,000 (approximately US$2,520,000). The amended facility includes; 1) a new CAD$1,500,000 (US$1,513,000) 18% per annum, 3 year term loan and 2) the existing Wireless Age CAD$1,500,000 loan facility is reduced to CAD$1,000,000 (US$1,007,000). The effective annual interest rate on latter portion of the new facility is reduced from approximately 24.6% to approximately 17.9%. The term loan is interest only and may be retired 18 months into the term on 90 days notice subject to a CAD$75,000 (US$76,000) prepayment penalty.

Newlook is the controlling shareholder of Wireless Age.

The new facilities were arranged by way of Wireless Age (and certain of its subsidiaries) and Newlook (including its subsidiary Onlinetel Corp.) entering into a Factoring Agreement Amendment Agreement with TCE Capital Corporation. Certain operating subsidiaries also entered into Cross Guarantee and Postponement of Claim Agreements of the indebtedness of Newlook to TCE. Wireless Age entered into Continuing Guarantee and Postponement of Claim Agreements with TCE. Other documentation customary with transactions of this type was executed by the various parties. Newlook and Wireless Age agreed that Newlook would become the primary borrower under the facilities, any indebtedness of Wireless Age would flow through Newlook.

Acquisition of Newlook Industries Corp. Securities

During fiscal 2007, in several private transactions, the Company acquired 2,680,307 common shares and a warrant to acquire an additional 900,000 common shares at $0.40 each (the “Warrant” and collectively the Newlook Securities”) of Newlook. Newlook is a publicly listed entity trading on the TSX Venture Exchange (“TSX-V”) under the symbol “NLI”.

The Company paid total cash proceeds of $1,324,618 for the Newlook Securities.

The Company acquired 240,000 Newlook common shares and the Warrant to acquire an additional 900,000 common shares of Newlook from a related party, Eiger Technology Inc. (“Eiger”).  Eiger is a publicly listed entity trading on the TSX under the symbol “AXA” and is a shareholder of Newlook. Eiger and Wireless Age have certain common directors and officers. The Company acquired a total of 1,145,000 Newlook common shares from an unrelated entity, Morningside Capital Limited, a total of 751,807 Newlook common shares from Brad and Glenn Poulos (former officers and directors) and a total of 543,500 from unrelated private investors.

Newlook is the majority shareholder of Wireless Age by virtue of holding 31,594,767 common shares which represents a 53% ownership position in Wireless Age. Through these acquisitions Wireless Age acquired a direct 9.1% ownership interest in Newlook. In addition in the event all warrants are exercised under the Warrant, Wireless Age’s ownership position will be increased to 12.1%.

Pursuant to the terms of the Warrant the Company has the right but not the obligation to acquire an additional 180,000 Newlook common shares from Eiger on each of March 18, 2008, September 18, 2008, March 18, 2009, September 18, 2009 and March 18, 2010 at CAD$0.40 per common share.

Retail Acquisition – GL Enns

On November 1, 2007, the Company’s majority owned subsidiary Wireless Age Communications Ltd. acquired the wireless retail business assets of G.L. Enns Electronics (“GL Enns”) which is a sole proprietorship of Gordon Enns. The assets include an MTS Connect Store in Selkirk Plaza, Selkirk, Manitoba including, residuals, commissions, customer database and other intellectual property.

GL Enns has 3,300 active cellular clients in Manitoba generating residuals.

The purchase price was $206,800 (CAD$205,000), $105,900 (CAD$105,000) cash at closing and the balance payable in equal monthly payment of $25,225 on each of January 31, February 28, March 31 and April 30, 2008.

New Corporate Office Location

On September 14, 2007, the Company relocated to a new 2,500 square foot corporate office at 3565 King Road, Suite 102, King City, Ontario, Canada L7B 1M3, telephone – 905-833-2753, fax – 905-833-9847

Newlook Settlement Agreement

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

On June 29, 2007 the Company entered into a Settlement Agreement and Release with Newlook.

On April 30, 2007, Newlook acquired a package of Wireless Age securities from Barron Partners that consisted of:

•	1,482,400 common shares
•	4,192,900 Series A convertible preferred shares which currently convert into 8,385,800 common shares
•	A warrants to purchase 5,000,000 common shares at $0.125 per share
•	B warrants to purchase 5,000,000 common shares at $0.25 per share

Through this investment Barron Partners assigned to Newlook certain terms and conditions of their investment in Wireless Age. The terms and conditions included a covenant that in the event Wireless Age failed to meet certain fiscal 2007 operating performance targets the conversion rate of the Series A convertible preferred shares would drop from $0.07 per share to $0.035 per share (which effectively meant that the preferred shares would convert into 16,771,600 common shares) and the exercise price of the A and B warrants would reduce from $0.125 to $0.0625 per share and from $0.25 to $0.125 per share, respectively. The terms and conditions also included a covenant that the Company’s board of directors at all times must consist of a minimum of 5 directors the majority of which had to be independent.

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

Change in Control

On June 29, 2007, a change in control of the Company occurred. As a result of entering into the Settlement and Release and a Share Exchange Agreement with third parties on June 29, 2007, Newlook owned 31,594,767 shares of the Company's common stock, which was 53.4% of the total number of issued and outstanding shares of the Company's common stock as of the date of the agreements.

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

mmwave Bankruptcy

On June 29, 2007, the Company, pursuant to the laws of the Bankruptcy and Insolvency Act of Canada, assigned mmwave, a wholly owned subsidiary of the Company, into bankruptcy. A trustee in bankruptcy took over the financial affairs of mmwave and was tasked with collecting from the remaining debtors of the Company, liquidating all remaining assets and distributing any proceeds realized to creditors according to bankruptcy law.

Sale of Knowlton Pass

On March 1, 2007, the Company closed the sale of Knowlton Pass Electronics Inc. (which operated as Wireless Works). The Company sold all of the issued and outstanding shares of Knowlton Pass to David MacKinnon (a former employee of the Company) in exchange for a 5 year promissory note (principal value of such note calculated from final Knowlton Pass February balance sheet) and the forgiveness by David MacKinnon of contingent severance obligations otherwise due to him (pursuant to the terms of his termination in September 2006, David MacKinnon was to receive severance payments totaling approximately $342,000 over a period of two years and 8 months). This is discussed in the attached financial statements.
.
Officer and Director Resignations

On February 13, 2007, David Valliere resigned as a member of the Board of Directors. On February 19, 2007, Glenn Poulos entered into an agreement with the Company whereby he resigned as a member of the Board of Directors of the Company, as President of the Company’s wholly owned subsidiary mmwave and as a Director of mmwave. Under the provision of the agreement Glenn Poulos will receive a severance of approximately $122,000 over a one year period. On February 19, 2007, Bradley Poulos entered into an agreement with the Company whereby he resigned as President of the Company and as Chairman of the Board of Directors. Under the provision of his agreement Brad Poulos will receive a severance of approximately $360,000 over a three year period. With his resignation as an officer of the Company he became an independent non-executive member of the Board of Directors.

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

Subsequent Events:

Callmore Acquisition

On March 20, 2008, the Company acquired all of the business assets of Callmore Communications Inc. for $100,880) (CAD$100,000), $25,220 (CAD$25,000) paid at closing and $25,220 paid in three consecutive monthly payments beginning April 1, 2008. The Callmore business assets will be utilized within the Commercial operating segment.

Stock Repurchases

In January 2008, the Company acquired 691,500 shares of its common stock in private transactions with several third parties at an average share price of CAD$0.19 per share. The Company acquired the shares for cash consideration of CAD$107,400 and debt forgiveness of approximately CAD$25,000.

The Company acquired a further 87,300 of its common stock during the month of February 2008 under a stock repurchase plan at an average share price of US$0.315 per share. The Company previously informed shareholders it intends to acquire up to 5,000,000 shares under a Rule 10b-18 stock repurchase plan during calendar 2008. To date, including private transactions outside of the Rule 10b-18 plan, the Company has acquired a total of 778,800 shares of common stock for cancellation at an average price of US$0.205 per share.

Exercise of Option to Acquire Newlook Securities

On March 8, 2008, The Company exercised an option to acquire 180,000 common shares of Newlook in exchange for a cash payment of $72,634 (CAD$72,000).

Item 2. Description of Property.

The executive offices of Wireless Age are located at 3565 King Road, Suite 102, King City, Ontario, Canada L7B 1M3, (telephone – 905-833-2753, fax – 905-833-9847.  Wireless Canada's and Wireless Source's offices are located at 1408 Broad Street, Regina, Saskatchewan, Canada, S4R 1Y9 (tel. 306-751-7720, fax 306-751-7726).  The Wireless Canada and Wireless Source offices consist of approximately 4,000 square feet. Wireless Canada's retail operations consist of nine retail stores located in Saskatchewan and Manitoba, Canada.  The following is a summary of the retail, warehouse and office locations:

Address	Square Feet	Leased/Owned	Expiry of Lease

1408B Broad Street, Regina (office)	2,000	Leased	Month to month
3565 King Road, Suite 102, King City	2,500	Leased	September 2012

Retail:
2223 Victoria Ave. East, Regina	675	Leased	Month to month
1401 Broad Street, Regina	3,996	Leased	November 2010
4131 Rochdale Blvd., Regina	1,255	Leased	March 2009
2325 Preston Ave., Saskatoon	403	Leased	Month to month
300 Circle Dr., Saskatoon	3,250	Leased	July 2010
105-3393 Portage Ave. Winnipeg	1,545	Leased	November 2008
Unit 76, Cityplace, Winnipeg	576	Leased	June 2007
Unit 247-393 Portage Ave., Winnipeg	777	Leased	November 2011
Unit 209, Garden City Center, Winnipeg	2,071	Leased	December 2008
Unit 8, Selkirk Town Plaza, Selkirk	600	Leased	May 2008

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

No matters were submitted to a vote of security holders during the fourth quarter 2007.

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

Quarter Ended	High	Low
March 31, 2005	$0.86	$0.41
June 30, 2005	$0.63	$0.49
September 30, 2005	$0.55	$0.39
December 31, 2005	$0.49	$0.30
March 31, 2006	$0.43	$0.32
June 30, 2006	$0.38	$0.22
September 30, 2006	$0.36	$0.24
December 31, 2006	$0.25	$0.17
March 31, 2007	$0.26	$0.06
June 30, 2007	$0.15	$0.07
September 30, 2007	$0.15	$0.09
December 31, 2007	$0.29	$0.12

Shareholders

As of December 31, 2007, the Company had approximately 3,948 shareholders of record.

Dividends

The Company does not expect to pay a cash dividend on its common stock in the foreseeable future.  Payment of dividends in the future will depend on the Company’s earnings and its cash requirements at that time.

Securities Authorized For Issuance Under Equity Compensation Plans

None

2007 Equity Securities Issuances

During fiscal 2007, the Company issued 357,157 restricted shares of its common stock to Max Communications, Inc., valued at $25,715, as consideration for consulting services provided.

Also during fiscal 2007, the Company issued to Newlook the following securities:

•	16,771,600 restricted common shares in exchange for the 4,192,900 Series A preferred shares,
•	6,666,667 restricted common shares of in exchange for (i) the A Warrants to purchase 5,000,000 common shares; and (ii) the B Warrants to purchase 5,000,000 common shares,
•	3,200,000 restricted common shares in settlement of liquidated damages arising from the composition of Wireless Age’s Board.

The Company entered into the aforementioned transactions in reliance upon the exemption from securities registration afforded by Section 4(2) of the U.S. Securities Act of 1933, as amended, and the rules and regulations promulgated thereunder, including Regulation S.

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

Overview

The Company operates its business through several subsidiaries and is classified into two operating segments;

1) Retail, and
2) Commercial.

Wireless Age’s Retail segment is operated through its subsidiary Wireless Age Communications Ltd., which is in the business of operating retail cellular and telecommunications outlets in cities in Western Canada. In addition, the Company operates its Commercial operating segment through its wholly owned subsidiaries Wireless Source Distribution Ltd., Prime Wireless Corporation and Marlon Distribution Ltd.

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

Starting late in fiscal 2006 and ending during fiscal 2007 the Company undertook a process of reviewing all non-profitable divisions, sub-categories, lines of business or segments for their long term viability. Through this process the Company came to the conclusion that the Knowlton Pass business unit (component of the Commercial operating segment that operates under the name Wireless Works) was non-strategic in the long run, difficult to fund and placed the unit for sale. On March 1, 2007 the Company disposed of this business unit. For all period described in this report, the operating results of the Wireless Works business unit have been classified as discontinued operations. On June 29, 2007, the Company assigned the financially troubled mmwave business into bankruptcy. The operating results of mmwave have also been classified as discontinued operations throughout this report.

The Company recorded significant impairment charges during fiscal 2006. The fiscal 2006 impairment charge reflected adjustments to the carrying value of certain commercial segment assets arising from subsequent events occurring during the first quarter of fiscal 2007. The condition existed at December 31, 2006 and therefore the Company adjusted the carrying value of these assets at year end.

Results of Operations

Twelve months ended December 31, 2007 and 2006

Continuing Operations

The Company recorded earnings from continuing operations of $575,100 during the twelve month period ended December 31, 2007 compared to a loss of $510,925 in the comparative period a year ago. Earnings from discontinued operations during the twelve month period ended December 31, 2007 was $1,642,319 compared to a loss of $5,567,626 during the twelve month period ended December 31, 2006. During fiscal 2006 the Company recorded a deemed dividend on preferred stock representing the fair value of beneficial conversion feature associated with the Company’s

Series A convertible preferred stock of $3,848,714. During fiscal 2007 the Company recorded a similar charge of $2,515,767. Including the deemed dividends described above, the net loss attributable to common shareholders during fiscal 2007 was $298,348 and $9,927,265 during fiscal 2006.

The improvement in results from continuing operations during fiscal 2007 was due to significant restructuring steps carried out by management. Several unproductive and unprofitable operations were closed and corporate overhead responsibilities were realigned and refocused on long term stable business opportunities. Throughout this process the underlying key retail and distribution operations in western Canada grew significantly.

Consolidated Revenues

Consolidated revenues from continuing operations during the twelve month period ended December 31, 2007 were $32,682,756 compared to $24,127,026 during the twelve month period ended December 31, 2006, representing a strong 35% increase in revenues year over year.

Retail Segment Revenues

Retail segment revenues were $17,742,726 for the twelve month period ended December 31, 2007 compared to $13,875,641 for the comparative period ended December 31, 2006. The Retail revenues are generated from 9 retail stores in Regina, Saskatoon, Selkirk and Winnipeg, Canada. The year over year growth in revenues was 28% and can be considered all organic growth.

Retail segment revenues during the year ended December 31, 2007 and 2006 can be broken down into the following subcategories:

	2007	2006
Cellular hardware, radios and accessories	13,032,602	10,098,128
Activation commissions and residuals	4,218,396	3,457,384
Equipment rentals	491,728	320,129
Total Revenue	17,742,726	13,875,641

Cellular hardware, radios and accessories sales are transaction based sales which grew approximately 29% year over year. Activation commissions are earned when a customer enter into contracts on a multi year basis with one of our two major telephone carriers. The Company also receives residual payments from the carriers based on the usage of the client under contracts sold through our channel. Activation commissions and residual payments grew by approximately 22% during fiscal 2007. Equipment rental revenues increased by approximately 54% in 2007.

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

Commercial Segment Revenues

Commercial segment revenues from continuing operations were $14,940,030 for the period ended December 31, 2007 compared to $10,251,385 for the same period ended December 31, 2006.  The year over year growth of Commercial segment revenues was 46%, sales of products and services increased by approximately 47% while commission revenues declined by 13%.

Sales of the commercial segment during the year ended December 31, 2007 and 2006 can be broken down into the following subcategories:

	2007	2006
Sale of tangible products	$14,803,335	$10,093,437
Activation commissions and residual payments	136,695	157,948

	$14,940,030	$10,251,385

A substantial portion of the sales growth year over year arose from the sale of prepaid phone cards and e-Pins.

Consolidated Margin on Products and Services

Consolidated margin on products and services from continuing operations during the twelve month period ended December 31, 2007 was $8,396,602 compared to $6,897,054 for the comparative period in 2006. Margin is described herein as a non-GAAP measurement representing sales less product costs. Margin as a percentage of sales was 25.7% in 2007 and 28.6% in 2005. Due the Commercial business segment comprising a comparatively larger proportion of the overall business, the margin as a percentage of revenue has declined. Management completed a retail acquisition late in fiscal 2007 in order to take steps to address the declining margin percentage.

Retail Segment Margin on Products and Services

Retail segment margin on products and services during the twelve month period ended December 31, 2007 was $7,267,282 compared to $5,831,721 for the comparative period in 2006. Margin as a percentage of sales was 42.0% in 2006 and 41.0% in 2007. Retail margins are higher than those in the Commercial segment because they are affected by residual payments received from carriers that do not have a direct cost of sale. The year over year reduction in margin as a percentage of revenues within the Retail segment is reflective of the pressures applied by carriers to reduce handset prices and hence margins to retailers. A proportionately higher portion of margins are earned through activation commissions and handset sales.

Commercial Segment Margin on Products and Services

Commercial segment margin on products and services from continuing operations during the twelve month period ended December 31, 2007 was $1,129,320 compared to $1,065,333 for the comparative period in 2006. Commercial segment margins are generally less than the Retail segment margins. The decrease in Commercial segment margin on a percentage of sales basis is attributable to proportionately more revenue arising within the Commercial segment from lower margin prepaid cards and e-Pins.

Consolidated Operating Expenses

Consolidated selling and administrative expenses from continuing operations during the twelve month period ended December 31, 2007 were $6,154,004 compared to $6,026,815 during the twelve month period ended December 31, 2006. Generally selling and administrative expenses grew commensurately with rising activity levels of the Company. Most categories of expenses were higher than the previous year with the exception of professional fees.

Consolidated selling and administrative expenses, during the twelve month period ended December 31, 2005 and 2006 are as follows:

	2007	2006
General & administrative	$1,002,989	$965,624
Occupancy	585,826	543,750
Professional fees	497,826	726,563
Wages & benefits	4,067,363	3,490,878
Uncollected management fees	-	300,000
Total	$6,154,004	$6,026,815

Wages and benefits from continuing operations increased from $3,490,878 during the year ended December 31, 2006 to $4,067,363 during the year ended December 31, 2007. The increase is attributable to higher levels of activity associated with variable compensation arrangements within the retail operating segment.

General and administrative expenses from continuing operations, which consist of travel, entertainment, automotive, advertising, office and other general miscellaneous costs, totaled $1,002,989 during the twelve month period ended December 31, 2007 compared to $965,624 in the prior year.

Selling and administrative expenses in the prior year included a $300,000 special charge associated with uncollected management fees from Lumonall Inc. (formerly Midland International Corporation).

Occupancy costs, which consist of rent, insurance, utilities and maintenance, totaled $585,826 during the twelve month period ended December 31, 2007 compared to $543,750 in the comparative period in the prior year.

Professional fees, which consist of legal, accounting, director’s fees, management fees and other miscellaneous similar costs, totaled $497,826 during the twelve month period ended December 31, 2007 and $726,563 in the prior year. Professional fees were reduced through strict cost cutting and monitoring steps taken by management during the reorganization process.

Amortization expense during the twelve month period ended December 31, 2007 was $275,410 compared to $258,452 during the comparative period in the prior year. Amortization expense represents the continued amortization of the Company’s capital assets acquired in acquisitions and the amortization of fair market value of the residual premiums acquired in the Retail operating segment.

During the year ended December 31, 2006, the Company wrote off its investment in Lumonall, which consisted of $300,000 in uncollected management fees (such amount included in selling and administrative expenses) and $129,114 of cash advances over and above the services provided to Lumonall. On December 31, 2006, the Company sold 4,860,000 Midland common shares for cash proceeds of $48,600. The gain on disposal has been included in other expenses. During fiscal 2007 the Company recovered $150,000 from Lumonall and recorded it as a recovery on the note receivable.

Other expenses totaled $427,552 during the twelve month period ended December 31, 2006 and compared to other expenses of $1,302,050 during the year ended December 31, 2007.

	2007	2006
Interest expense	$252,021	$428,825
Foreign exchange losses	50,355	34,820
Financing expense	999,674	-
(Gain) on investments	-	(48,600)
Share of loss of equity accounted investment	-	12,507
Total	$1,302,050	$427,552

Interest expense decreased from $428,825, during the twelve month period ended December 31, 2006 to $252,021 during the twelve month period ended December 31, 2007. The decrease is attributable to lower average levels of borrowing under the asset based loan facility organized during the month of January 2006.

During the year ended December 31, 2006, the Company recorded foreign exchange gains of $34,820 arising from the translation of Canadian dollar denominated assets and liabilities into US dollars. During the year ended December 31, 2007 the Company recorded foreign exchange losses totaling $50,355.

The Company recorded financing charges of $999,674 (which did not require a cash outlay) in fiscal 2007. The financing charges are associated with the issuance of 6,666,667 common shares for the cancellation of 10,000,000 warrants and the issuance of 3,200,000 common shares for liquidated damages associated with certain covenant breaches.

The Company recorded a deemed dividend on preferred stock of $2,515,767 during the twelve month period ended December 31, 2007 representing a charge to income for reducing the conversion rate of the preferred stock from $0.07 to $0.035 per share. This non-operating expense arises from Financial Accounting Standards Board, Emerging Issues

Task Force abstracts 98-5 and 00-27 and represents a non-cash charge to income representing the intrinsic value of the beneficial conversion option inherent in the August preferred share and warrant financing. During the second quarter of fiscal 2007 management felt that the 2007 operating performance targets associated with the August 2006 financing were unlikely to be met and agreed to accelerate the effects of not attaining the targets. During the twelve month period ended December 31, 2006, the Company recorded a similar deemed dividend of $3,848,714 upon issuance of the preferred stock and as a result of not attaining fiscal 2006 earnings per share targets.

During fiscal 2006 the Company reversed deferred income taxes of $566,046 recognized during fiscal 2005 due to the Company’s inability to generate net profits in the near term. During fiscal 2007 the Company recorded deferred income taxes of $240,038 associated with new accounting pronouncements.

The basic net earnings per share from continuing operations for the twelve month period ended December 31, 2007 was $0.012. The loss per share from continuing operations was $0.017 during the twelve month period ended December 31, 2006. The net loss per share attributable to common shareholders (after discontinued operations, explained below, and deemed dividends and financing expense) was $0.006 in fiscal 2007 and $0.339 in fiscal 2006.

Discontinued Operations

As of December 31, 2007, the operating results of Knowlton Pass business unit (which operates as Wireless Works within the Commercial segment) and mmwave have been classified as discontinued operations. The comparative figures for 2006 have been reclassified also to reflect the same treatment.

Earnings from discontinued operations during fiscal 2007 were $1,642,319 compared to a loss of $5,567,626 in the comparative period in the prior year. The current years earning primarily arise from the disposition of Knowlton Pass, an entity in which liabilities exceeded assets and assignment of mmwave into bankruptcy. Through the disposition of mmwave the Company recorded a significant gain due to the elimination of an entity with a large net asset deficit. The Company did not receive any consideration due to the bankruptcy but will record a gain if amounts are recovered from the bankrupt estate.

Revenues of discontinued operations during the year ended December 31, 2007 were $982,480 ($900,379 from the operations of mmwave and $82,101 from Knowlton Pass) compared to $9,964,361 ($9,465,821 from mmwave and $498,540 from Knowlton Pass) in the prior year. Costs and expenses during fiscal 2007 totaled $3,051,733 ($2,351,207 from mmwave operations, $87,234 from Knowlton Pass and $613,292 incurred at the parent company level but associated with the bankruptcy of mmwave). Costs and expenses during fiscal 2006 totaled $12,564,431 and broke down as mmwave costs of $10,903,095 and $1,661,336 of Knowlton Pass costs. During fiscal 2006 the Company recognized impairment charges of $2,967,556 of which $244,337 were associated with Knowlton Pass write downs $2,703,219 associated with mmwave charges and $20,000 impairment of the Company’s investment in Infinity Capital.

By disposing of both these business units the Company recorded a gain of $3,711,572 in fiscal 2007. The gains arose from disposing of net asset deficits of $315,800 for Knowlton Pass and $3,395,772 for mmwave.

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

Investments

Investments are recorded as available for sale marketable securities, held to maturity investments or investments over which the Company has the ability to exercise significant influence.

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

Financial Condition

The financial condition of the Company has significantly improved during fiscal 2007. The working capital deficit of approximately $3,600,000 at the beginning of the year improved to a surplus of almost $900,000 at year end. The stockholders’ deficiency has improved from a deficit of $2,170,739 at the beginning of the year to equity of $1,191,389. The improvement is the result of the disposal of Knowlton Pass and mmwave during fiscal 2007. Knowlton Pass was sold and mmwave was assigned into bankruptcy. Fiscal 2007 has been a year of restructuring and many of the steps initiated by management have made a favourable impact on the Company’s financial condition. The Company also made an investment in common shares of Newlook, its controlling shareholder, which have appreciated in value and under generally accepted accounting principles the Company carries the securities at fair value.

The Company’s total assets increased from $8,208,131 at December 31, 2006 to $10,237,432 at December 31, 2007. The increase in total assets during the year ended December 31, 2007 is attributable to significant increase in current assets, primarily due to rising activity levels in the remaining restructured business units of the Company.

Current assets increased from $6,296,485 at the end of fiscal 2006 to $8,937,949 at the end of fiscal 2007. Current assets at December 31, 2006 (which included assets of the discontinued operations) consisted of cash balance of $285,030, accounts receivable of $3,654,885, inventories of $1,816,623, work in progress of $225,549, current portion of due from related of $90,003, prepaid expenses of $105,163 and assets of discontinued operations of $119,234. During fiscal 2007, cash balances declined by approximately $181,000, receivables increased by approximately $277,000, inventory increased by $622,000, work in progress decreased by approximately $225,000 to zero, due from related parties decreased by approximately $90,000 to zero, prepaid expenses increased by approximately $38,000 and the Company disposed of assets of discontinued operations of approximately $119,000. Most of the movements in these balances arose from normal business operations. However, the biggest contributor to the increase in current assets was the Company’s investment in common shares of Newlook. The Company acquired 2,680,307 common shares and options to acquire a further 900,000 common shares of Newlook for total cash consideration of $1,324,618. At December 31, 2007 the fair value of the 2,680,307 common shares was $1,919,765 based on the closing share price of CAD $0.71 and the fair value of the options was $400,552 based on a Black-Scholes valuation model.  Accordingly the company recorded a $995,699 unrealized gain on marketable securities within accumulated other comprehensive income.

Capital assets, net of accumulated depreciation decreased from $1,239,129 at December 31, 2006 to $726,341 at December 31, 2007. The decrease is the result of capital assets disposed of associated with mmwave which at December 31, 2006 were classified as continuing operations assets. During the year the Company expended approximately $396,000 in capital assets, approximately $104,000 in leasehold improvements for the 3565 King Road corporate office and approximately $292,000 in the retail operating segment for store improvements and computer equipment.

Intangible assets increased from $202,750 at the beginning of the year to $332,116 at the end of fiscal 2007. The net increase is the result of the acquisition of the Selkirk retail operation, the purchase price of which was all accounted for as an increase to intangible assets (being residual payments).

Goodwill associated with acquisitions that have occurred over the last several years was static at $241,026 throughout the period.

Assets of discontinued operations (Knowlton Pass) of $228,741 at the beginning of the year were sold effective March 1, 2007.

Total liabilities were reduced from $10,377,587 at December 31, 2006 to $9,044,760 at December 31, 2007. The decrease is primarily attributable to the disposition of mmwave and Knowlton Pass. During fiscal 2007 current liabilities decreased by approximately $1,800,000 and non-current liabilities increased by approximately $500,000.

Current liabilities as at December 31, 2006 consisted of $1,983,345 of loans, accounts payable and accrued liabilities of $6,807,039, deferred revenue and customer deposits of $169,373, shareholder loans of $178,569, current portion of capital lease obligations of $166,518 and liabilities of discontinued operations (Knowlton Pass) of $587,611. Since December 31, 2006, the asset based loans have been renegotiated with approximately $2,000,000 in debt paid off (but redrawn by approximately $191,000 through an agreement with Newlook). Accounts payable and accrued liabilities have increased by approximately $400,000 and deferred revenue and customer deposits have increased by approximately $37,000. Late in fiscal 2007 the Company issued a note payable for acquisition of the Selkirk store of approximately $101,000, shareholder loans of approximately $179,000 have been transferred to discontinue operations and current portion of lease obligations have been reduced by approximately $138,000. And lastly liabilities of discontinued operations have reduced by approximately $274,000. Changes in current liability balances have all been associated with normal business activity or the disposition of mmwave and Knowlton Pass.

Non-current liabilities increased by approximately $500,000 from $485,132 at the beginning of the year to $998,066. The increase is attributable to an increase of approximately $870,000 in potential tax obligations recorded by the Company through the adoption of FASB Interpretation No. 48, Accounting for the Uncertainty for Income Taxes (“FIN 48”). Under FIN 48 the Company is obligated to record tax, interest and penalties associated with tax filing positions that more likely than not would not stand tax authority scrutiny.

Non-controlling interest remained unchanged at $1,283 throughout the year. As at December 31, 2007, the Company holds approximately 99.7% of this entity.

The stockholders’ equity/(deficiency) improved from a deficiency of $2,170,739 at the beginning of the year to a surplus of $1,191,389 at the end of the current year. The improvement is attributable to:

•	an increase in additional paid-in capital of $190,000 arising from issuances of warrants to purchase 2,000,000 common shares issued to former and current officers and directors,
•	a decrease in additional paid-capital of $190,000 representing the repurchase of warrants to purchase 2,000,000 common shares issued earlier in the year,
•
an adjustment to additional paid in capital of $2,515,767 representing the intrinsic value of a beneficial conversion feature associated with the conversion rights of preferred stock issued in the prior year,

•	a charge to the accumulated deficit representing a deemed dividend of $2,515,767,
•	an increase to common stock and additional paid in capital of $673,274 representing 6,666,667 common shares issued to repurchase 5,000,000 A warrants and 5,000,000 B warrants,
•	an increase to common stock and additional paid in capital of $326,400 representing 3,200,000 common shares issued to settle liquidated damages associated with breaches under a financing agreement,
•	an increase to common stock and additional paid in capital of $25,715 representing 357,157 common shares issued for consulting services provided,
•	a $158,963 reduction of additional paid-in capital arising from the repurchase of 2,500,000 A warrants and 2,500,000 B warrants,
•	an adjustment to opening deficit of $625,856 representing the effect of adopting accounting pronouncement FIN 48,
•	an decrease in other comprehensive income of $91,560 associated with foreign currency translation differences of Canadian dollar denominated consolidating financial statements,
•	an increase to other comprehensive income of $995,699 arising from unrealized holding gains on marketable securities, and
•	earnings of $2,217,419 for the year.

Liquidity and Capital Resources

As at December 31, 2007, the Company had current assets of $8,937,949 and current liabilities of $8,046,694, indicating working capital of $891,255. The Company’s working capital ratio increased from 0.64 at the beginning of the year to 1.11 at December 31, 2007. The financial position of the Company has improved substantially during fiscal 2007 and hence the Company’s liquidity and capital resources also.

Cash provided by operating activities from continuing operations amounted to $3,059,587 during fiscal 2007, primarily as a result of the net earnings adjusted for non cash items and various changes in operating assets and liabilities. Cash used in investing activities from continuing operations during the year amounted to $1,827,311, primarily consisting of cash used to acquire marketable securities, property, plant and equipment and intangible assets offset by collections from related parties. Cash used in financing activities from continuing operations during the year amounted to $1,665,779 and represented repayment of loan facilities and the repurchase of outstanding warrants. The cumulative affect of all these changes resulted in a net decrease in cash from continuing operations of $443,503 for the twelve month period ended December 31, 2007.

The Company experienced a net increase in cash from discontinued operations of $262,574. Cash used in operating activities from discontinued operations totaled $834,845, cash used in investing activities of discontinued operations totaled $786,369 and cash provided by financing activities from discontinued operations totaled $1,883,788.

Overall between continuing operations and discontinued operations the cash balances of the Company decreased by $180,929.

Off-Balance Sheet Arrangements

The Company does not have any material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Contractual obligation and commitments

The Company has a variety of contractual debt obligations and other commercial commitments that represent prospective cash requirements in addition to any capital expenditure programs. The following is a summarized table of contractual obligations. See additional details in Notes 9 and 17 to the Consolidated Financial Statements.
.
	Total	Short-term	1-3 Years	4-5 Years
Debt and capital lease obligations (principal portion)	$62,195	$29,155	$29,672	$3,368
Capital lease obligations (interest portion)	8,179	4,047	4,079	53
Tax obligations pursuant to FIN 48	865,894	865,894	-	-
	936,268	899,096	33,751	3,421
Premise and equipment leases	779,800	307,771	424,374	47,655
Total cash obligations	$1,716,068	$1,206,867	$458,125	$51,076

In addition the Company is contractually obligated as follows:

1.
The Company has pledged its assets to an asset based lender which has loaned amounts to Newlook as the primary borrower. The Company is obligated to repay these loans if Newlook is unable to do so. As at December 31, 2007 approximately $1,700,000 was drawn on the loan.

Item 7.  Financial Statements

WIRELESS AGE COMMUNICATIONS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

(Stated in US Dollars)

REPORT OF INDEPENDENT REGISTERED CHARTERED ACCOUNTANTS

To the Stockholders,
Wireless Age Communications, Inc.

We have audited the accompanying consolidated balance sheet of Wireless Age Communications, Inc. and its subsidiaries (the “Company”) as of December 31, 2007 and the related consolidated statements of operations, cash flows and stockholders’ equity for the year then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wireless Age Communications, Inc. and its subsidiaries as of December 31, 2007 and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.

The financial statements as at December 31, 2006 and for the year then ended were audited by Mintz & Partners LLP who expressed an opinion without reservation on those statements in their report dated March 30, 2007.

Toronto, Canada	“Deloitte & Touche LLP”
March 26, 2008	Licensed Public Accountants Independent Registered Chartered Accountants

F1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders,
Wireless Age Communications, Inc.

We have audited the accompanying consolidated balance sheet of Wireless Age Communications, Inc. and subsidiaries as of December 31, 2006 and the related consolidated statements of operations, cash flows and stockholders’ deficiency for the year then ended.  These consolidated financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform an audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Wireless Age Communications, Inc. and subsidiaries as of December 31, 2006 and the results of their operations and their cash flows for the year then ended in conformity with generally accepted accounting principles in the United States of America.

Toronto, Canada	“MINTZ & PARTNERS LLP”
March 30, 2007	CHARTERED ACCOUNTANTS

F2

WIRELESS AGE COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006
(Stated in US Dollars)

ASSETS	2007	2006
Current
Cash and cash equivalents	$104,101	$285,030
Receivables – Note 3	3,931,412	3,654,885
Inventory	2,438,571	1,816,623
Work in progress	-	225,547
Marketable securities – Note 7	2,320,317	-
Due from related parties – Note 4	-	90,003
Prepaid expenses	143,548	105,163
Assets of discontinued operations – Note 16	-	119,234
	8,937,949	6,296,485

Property, plant and equipment – Note 6	726,341	1,239,129
Intangible assets – Note 8	332,116	202,750
Goodwill – Note 8	241,026	241,026
Assets of discontinued operations – Note 16	-	228,741
	$10,237,432	$8,208,131
LIABILITIES
Current
Loan and bank indebtedness – Note 9	$-	$1,983,345
Accounts payable and accrued liabilities – Note 10	7,207,015	6,807,039
Current portion of deferred revenue and customer deposits	206,258	169,373
Note payable acquisition – Note 19	100,880	-
Due to parent – Note 5	190,529	-
Current portion of due to shareholders – Note 11	-	178,569
Obligations under capital leases – Note 9	28,887	166,518
Liabilities of discontinued operations – Note 16	313,125	587,611
	8,046,694	9,892,455

Deferred revenue and customer deposits	98,864	68,765
Obligations under capital leases – Note 9	33,308	416,367
Tax obligations -Note 18	865,894	-
	$9,044,760	10,377,587
Commitments and contingencies – Note 17

Minority interest	1,283	1,283

STOCKHOLDERS' EQUITY (DEFICIENCY)
Preferred stock, $0.001 par value – Note 12
10,000,000 shares authorized, (2007: nil issued and outstanding, 2006: 7,142,900)	-	7,143
Preferred stock additional paid-in capital	-	362,237
Common stock, $0.001 par value – Note 12
100,000,000 shares authorized
59,473,342 shares outstanding (2006: 29,527,918)	59,473	29,528
Additional paid-in capital	17,797,445	14,075,817
Accumulated deficit	(17,742,271)	(16,818,067)
Accumulated other comprehensive income	1,076,742	172,603
	1,191,389	(2,170,739)
	$10,237,432	$8,208,131

SEE ACCOMPANYING NOTES

F3

WIRELESS AGE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
for the years ended December 31, 2007 and 2006
(Stated in US Dollars)

		(Note 16)
	2007	2006
Sales:
Sales – products and services	$28,327,665	$20,511,694
Commission and residual revenue	4,355,091	3,615,332
Total sales	32,682,756	24,127,026

Cost of goods sold – products and services	24,286,154	17,229,972
Margin on products and services (excluding amortization below)	8,396,602	6,897,054

Operating expenses
Selling and administrative	6,154,004	6,026,815
Amortization	275,410	258,452
(Recovery) loss on note receivable – Note 4	(150,000)	129,114
Earnings from operations	2,117,188	482,673

Other expenses (income)
Interest	252,021	428,825
Foreign exchange losses (gains)	50,355	34,820
Financing expense – Note 14	999,674	-
Gain on investments, net – Note 15	-	(48,600)
Share of loss of equity accounted investment – Note 7	-	12,507
Total other expenses	1,302,050	427,552

Earnings (loss) before income taxes	815,138	55,121
Income taxes – deferred	(240,038)	(566,046)
Earnings (loss) from continuing operations	$575,100	$(510,925)

Earnings (loss) from discontinued operations – Note 16	1,642,319	(5,567,626)
Net income (loss)	$2,217,419	$(6,078,551)

Deemed dividend – Note 13	$2,515,767	$3,848,714

Net loss attributable to common shareholders	$(298,348)	$(9,927,265)

Earnings (loss) per share:
Earnings (loss) per share - continuing operations - basic	$0.012	$(0.017)
Earnings per share - continuing operations - diluted	$0.012	$-
Earnings (loss) per share - discontinued operations - basic	$0.035	$(0.190)
Earnings per share – discontinued operations - diluted	$0.032	$-
Earnings (loss) per share - basic	$0.047	$(0.207)
Earnings (loss) per share –diluted	$0.047	$-
Deemed dividend related to beneficial conversion feature of convertible preferred stock – Note 13	$(0.053)	$(0.131)
Net (loss) attributable to common shareholders – basic	$(0.006)	$(0.339)
Net (loss) attributable to common shareholders – diluted	$(0.006)	$(0.339)

Weighted average number of common shares outstanding:
Basic	46,784,663	29,290,200
Diluted	47,186,449	-

COMPREHENSIVE INCOME (LOSS)

Net loss attributable to common shareholders	$(298,348)	$(9,927,265)
Other comprehensive income (loss):
Unrealized holding gain on marketable securities	995,699	-
Foreign exchange translation gain (loss)	(91,560)	11,604
Comprehensive income (loss)	$605,791	$(9,915,661)

SEE ACCOMPANYING NOTES

F4

WIRELESS AGE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
for the years ended December 31, 2007 and 2006
(Stated in US Dollars)

		(Note 16)
	2007	2006
Operating Activities
Net earnings (loss) from continuing operations	$575,100	$(510,925)
Items not involving cash:
Amortization	275,410	258,452
Gain on disposal of investments	-	(48,600)
Financing expense	999,674
Common stock issued for consulting services	25,715
Write off of related party loan	-	15,701
Warrants issuable under special bonus	-	190,000
Share of loss of equity accounted investment	-	12,507
Foreign exchange loss/(gain)	50,355	34,820
Deferred income tax provision	-	566,046
Write off of uncollected management fees	-	300,000
Write off of note receivable	-	129,114
Changes in operating assets and liabilities:
Receivables	(2,110,477)	(314,388)
Inventory	(621,948)	(681,826)
Prepaid expenses	(38,385)	(61,823)
Accounts payable and accrued liabilities	3,166,554	(686,165)
Deferred revenue and customer deposits	66,984	(26,907)
Increase in due to parent and related parties	190,529	61,020

Cash provided by (used in) operating activities	3,059,587	(762,974)

Investing Activities
Purchase of marketable securities	(1,324,618)	-
Proceeds on disposal of marketable securities	-	48,600
Additions to intangible assets	(105,924)	(43,308)
Additions to property, plant and equipment	(396,769)	(223,654)

Cash (used in) investing activities	(1,827,311)	(218,362)

Financing Activities
Issuance of preferred stock and warrants, net	-	896,269
Repayment of long-term debt	(51,204)	(10,950)
Cash used in purchase of outstanding warrants	(348,963)	-
Increase (decrease) in bank indebtedness	(1,275,612)	1,259,861

Cash (used in) provided by financing activities	(1,665,779)	2,145,180

Increase (decrease) in cash from continuing operations:	(443,503)	1,163,844

Increase (decrease) in cash from discontinued operations (Note 16)	262,574	(1,674,153)

Decrease in cash during the year	(180,929)	(510,309)

Cash and cash equivalents, beginning of the year	285,030	795,339

Cash and cash equivalents, end of the year	$104,101	$285,030

SEE ACCOMPANYING NOTES

F5

The Company paid cash interest of $252,019 and $401,578 during fiscal years 2007 and 2006 respectively. The Company did not pay cash income taxes in either of fiscal years 2007 or 2006.

Non-cash activities:

During 2007 the Company:

•	Issued warrants to purchase 2,000,000 common shares, valued at $190,000.

•	Issued 2,950,000 common shares upon the conversion of 2,950,000 Series A preferred shares.

•	Issued 16,771,600 common shares upon the conversion of 4,192,900 Series A preferred shares.

•	Issued 6,666,667 common shares, valued at $673,274, to cancel warrants to purchase 10,000,000 common shares.

•	Issued 3,200,000 common shares, valued at $326,400, to settle liquidated damages for certain breaches pursuant to a financing agreement.

•	Issued 357,157 common shares, valued at $25,715 for consulting services provided.

•	Acquired a vehicle valued at $44,819 through a capital lease obligation.

During 2006 the Company:

•	Issued 49,729 shares of its common stock to acquire additional retail business operations.

•	Amortized $17,850 for common shares issued for under a consulting contract in previous year.

•	Acquired property, plant and equipment of $484,393 through capital lease obligations.

•	Issued 357,143 shares of its common stock, valued at $50,000 and warrants to purchase 14,286 common shares, valued at $2,000, as brokers fees associated with a financing.

SEE ACCOMPANYING NOTES

F6

WIRELESS AGE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the years ended December 31, 2007 and 2006
(Stated in US Dollars)

	Common Stock			Preferred Stock
	Number	Par Value	Additional Paid-in Capital	Number	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit	Total

Balance, December 31, 2005	29,121,046	$29,121	$9,686,066	-	$-	$-	$160,999	$(6,890,802)	$2,985,384

Capital stock issued to acquire additional retail operations	49,729	50	14,505	-	-	-	-	-	14,555
Capital stock issued as a brokers fee	357,143	357	49,643	-	-	-	-	-	50,000
Preferred stock issued in financing, net	-	-	-	7,142,900	7,143	362,237	-	-	369,380
Adjustment to reflect fair value of warrants issued in financing, net	-	-	476,889	-	-	-	-	-	476,889
Adjustment to reflect fair value of beneficial conversion feature in financing	-	-	3,848,714	-	-	-	-	-	3,848,714
Other comprehensive income	-	-	-	-	-	-	11,604	-	11,604
Net loss for the year	-	-	-	-	-	-	-	(9,927,265)	(9,915,661)

Balance, December 31, 2006	29,527,918	$29,528	$14,075,817	7,142,900	$7,143	$362,237	$172,603	$(16,818,067)	$(2,170,739)

SEE ACCOMPANYING NOTES

F7

WIRELESS AGE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
for the years ended December 31, 2007 and 2006
(Stated in US Dollars)

	Common Stock			Preferred Stock
	Number	Par Value	Additional Paid-in Capital	Number	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit	Total Stockholders’Equity

Balance, December 31, 2006	29,527,918	$29,528	$14,075,817	7,142,900	$7,143	$362,237	$172,603	$(16,818,067)	$(2,170,739)

Conversion of preferred stock to common stock (Note 12)	2,950,000	2,950	149,602	(2,950,000)	(2,950)	(149,602)	-	-	-

Adjustment arising from issuance of warrants (Note 12)	-	-	190,000	-	-	-	-	-	190,000

Conversion of preferred stock to common stock (Note 12)	16,771,600	16,772	200,056	(4,192,900)	(4,193)	(212,635)	-	-	-

Beneficial conversion feature of preferred stock (Note 13)	-	-	2,515,767	-	-	-	-	-	2,515,767

Deemed dividend related to beneficial conversion feature of preferred stock (Note 13)	-	-	-	-	-	-	-	(2,515,767)	(2,515,767)

Issuance of common stock for cancellation of warrants (Notes 12 and 14)	6,666,667	6,667	666,607	-	-	-	-	-	673,274

Issuance of common stock pursuant to settlement of financing breach (Note 14)	3,200,000	3,200	323,200	-	-	-	-	-	326,400

Issuance of common stock for consulting services provided	357,157	356	25,359	-	-	-	-	-	25,715

Adjustment arising from repurchase of warrants associated with financing (Note 12)	-	-	(158,963)	-	-	-	-	-	(158,963)

Adjustment arising from repurchase of warrants associated with officer settlements (Note 12)	-	-	(190,000)	-	-	-	-	-	(190,000)

Adjustment arising from adoption of FIN 48 (Note 18)	-	-	-	-	-	-	-	(625,856)	(625,856)

Foreign currency translation adjustment	-	-	-	-	-	-	(91,560)	-	(91,560)

Unrealized holding gain on marketable securities	-	-	-	-	-	-	995,699	-	995,699

Net income for the year	-	-	-	-	-	-	-	2,217,419	2,217,419
Balance, December 31, 2007	59,473,342	$59,473	$17,797,445	-	$-	$-	$1,076,742	$(17,742,271)	$1,191,389

SEE ACCOMPANYING NOTES

F8

WIRELESS AGE COMMUNICATIONS, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007 and 2006
(Stated in US Dollars)

Note 1	Nature of Operations and Basis of Presentation

Wireless Age Communications, Inc. (the “Company”), through its 99.7% owned subsidiary, Wireless Age Communications Ltd. (“WACL”) is in the business of operating retail cellular and telecommunications outlets in cities in western Canada. The Company, through its other wholly owned subsidiaries Wireless Source Distribution Ltd. (“Wireless Source”), Prime Wireless Corporation (“Prime Wireless”), Prime Battery Products Limited (“Prime Battery”) and Marlon Distributors Ltd. (“Marlon”) is in the business of distributing two-way radio products, prepaid phone cards, wireless accessories and various battery and ancillary electronics products in Canada.  WACL was acquired on October 8, 2002, Prime Wireless was acquired on March 13, 2003, Wireless Source was acquired on September 19, 2003, Marlon was acquired on July 30, 2004 and Prime Battery was acquired on September 16, 2004. Prior to the acquisition of WACL, the Company was characterized as a pre-exploration stage company and had an option to purchase a mining lease in the State of Utah, United States of America.  This option agreement was in default and the Company terminated the lease.  Consequently, the Company is no longer in the mineral and exploration business.

The Company was incorporated in the State of Nevada on November 17, 2000 as Lennoc Ventures, Inc.  On October 20, 2002, the Company changed its name to Wireless Age Communications, Inc.

Discontinued Operations

The operating results of Knowlton Pass Electronics Inc. (“Knowlton Pass”) for the period January 1, 2006 to March 1, 2007 have been classified as discontinued operations. In addition the assets and liabilities of Knowlton Pass have been segregated as assets and liabilities held for sale at December 31, 2006.  Knowlton Pass is a network operator providing wireless connectivity solutions to commercial and municipal customers.  Knowlton Pass was acquired on July 31, 2005.

mmwave Technologies, Inc. (“mmwave”), which was acquired on March 4, 2005, has also been classified as discontinued operations.  mmwave was assigned by the Company into bankruptcy on June 29, 2007. As at December 31, 2007 all mmwave assets and liabilities were disposed of through the bankruptcy. The assets and liabilities of mmwave were not segregated as assets and liabilities at December 31, 2006.  mmwave was a distributor, systems integrator and representative of wireless, microwave and fibre optic components, test systems and subsystems.

Refer to Note 16 for additional details of discontinued operations.

Note 2	Summary of Significant Accounting Policies

The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America.

The consolidated financial statements have, in management’s opinion, been properly prepared within reasonable limits of materiality and within the framework of the significant accounting policies summarized below:

F9

Use of Estimates

The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the period. Actual results may differ from these amounts. The reported amounts subject to significant management estimates are impairment of assets (including goodwill), receivables, inventory, deferred revenue, deferred tax assets and tax obligations.

Consolidated Financial Statements

The consolidated financial statements include the accounts of the Company, its wholly-owned inactive subsidiaries DB Sim Holdings Ltd. (“DB Sim”) and 1588102 Ontario Inc. (“1588102”), its wholly owned operating subsidiaries Prime Wireless, Wireless Source, Prime Battery, Marlon and its 99.7% owned subsidiary, WACL. The company is incorporated under the laws of the state of Nevada. DB Sim, WACL and Wireless Source are incorporated under the laws of the province of Saskatchewan, Canada. Prime Wireless, Prime Battery and 1588102 are incorporated under the laws of the province of Ontario, Canada. Marlon is incorporated federally under the laws of Canada. All inter-company transactions and balances have been eliminated.

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

Property, Plant and Equipment

Property, plant and equipment are recorded at cost less accumulated amortization.  Amortization is provided over estimated useful life of the assets using the following annual rates:

Computer hardware	30% declining balance
Computer software	2 years straight-line
Equipment under capital lease	10 years straight-line
Leasehold improvements	5 years straight-line (shorter of lease term or 5 years)
Office equipment	10 years straight-line
Rental equipment	30% declining balance
Network equipment	30% declining balance
Vehicles under capital lease	30% declining balance
Shop tools and service equipment	10 years straight-line

Property, plant and equipment are reviewed for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets.  Under SFAS No. 144, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.  An impairment charge is recognized for the amount, if any, which the carrying value of the asset exceeds the fair value.

F10

Investments

Investments are recorded as available for sale marketable securities, held to maturity investments or investments over which the Company has the ability to exercise significant influence.

Available for sale marketable securities are recorded at fair value and unrealized gains and losses, net of tax are recorded separately in stockholders’ equity (deficiency) in accumulated other comprehensive income. Realized gains or losses and other than temporary declines in value are reported in other income or expense as incurred.

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

Acquisitions and Business Combinations

The Company accounts for acquisitions and business combinations under the purchase method of accounting. The Company includes the results of operations of the acquired business from the acquisition date. Net tangible and intangible assets of the companies acquired are recorded at their fair value at the acquisition date. The excess of the purchase price over the fair value of net assets acquired are included as goodwill in the accompanying consolidated balance sheets.

Intangibles, Goodwill and Other Assets

The Company follows SFAS No 142, “Goodwill and Other Intangible Assets”.  Under SFAS No. 142 goodwill and indefinite lived intangible assets must be reviewed annually (or more frequently under prescribed conditions) for impairment in accordance with this statement.  If the carrying amount of any reporting unit’s goodwill or indefinite-lived intangible assets exceeds the implied fair value, an impairment loss is recognized for an amount equal to that excess.  Intangible assets that do not have indefinite lives are amortized over their useful lives.

The Company annually reviews all of its long-lived assets, including goodwill and other intangible assets, for impairment or whenever events or changes in circumstances indicate that the carrying value may not be recoverable based on undiscounted cash flows. Factors the Company considers important that could trigger an impairment review include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business, and significant negative industry or economic trends and the current fair market value if available. When management determines that an impairment review is necessary based upon the existence of one or more of the above indicators of impairment, the Company measures any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in our current business model. Significant judgement is required in the development of projected cash flows for these purposes including assumptions regarding the appropriate level of aggregation of cash flows, their term and discount rate as well as the underlying forecasts of expected future revenue and

F11

expense. To the extent that events or circumstances cause assumptions to change, charges may be required which could be material.

Residual premiums, which are amounts paid for future residual revenue of retail cellular and telecommunications subscriber business, are carried at cost less accumulated amortization.  Amortization is provided for on a straight-line basis over five years.  Agency fees are amortized over the term of the related agreement (ten years) on a straight line basis.

Fair Value of Financial Instruments

The carrying value of cash and cash equivalents, receivables, bank indebtedness, accounts payable and accrued liabilities, note payable acquisition and customer deposits approximates fair value because of the short maturity of these instruments.  The carrying value of long-term debt, obligations under capital leases and due to and from related parties also approximates fair value due to the short period of time to maturity.  Unless otherwise noted, it is management’s opinion that the Company is not exposed to significant interest, currency or credit risk arising from these financial instruments.

Capital Leases

The Company’s policy is to record leases, which transfer substantially all benefits and risks incidental to ownership of property, as acquisitions of property and equipment and to record the incurrences of corresponding obligations as liabilities. Obligations under capital leases are reduced by rental payments net of imputed interest.

Income Taxes

Income taxes are accounted for under the asset and liability method.  Deferred tax assets and liabilities are recognized for the expected net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting and income tax purposes and net operating loss and credit carry forwards.  Deferred tax assets and liabilities are measured using the enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.  The effect on deferred tax assets and liabilities of a change in tax rate is recognized in income in the period that includes the enactment date.  The Company records a tax obligation or a valuation allowance to reduce deferred tax assets to the amount that is more likely than not to be realized.

Beginning with the adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (“FIN 48”) as of January 1, 2007, the Company recognizes the effect of income tax positions only if those positions are more likely than not to be sustained.  Recognized income tax positions are measured at the largest amount that is greater than 50% likely of being realized.  Changes in recognition or measurement are reflected in the period in which a change in judgement occurs, as a result of information that arises or when a tax position is effectively settled.  Prior to the adoption of FIN 48, the Company recognized the effect of income tax positions only if such positions were probable of being sustained.  The obligation at adoption under FIN 48 has been recorded as a charge to the deficit. Interest and penalties related to income tax matters are recognized in income tax expense.

Basic and Diluted Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share”.  Loss per share is computed using the weighted average number of shares outstanding during the year.  Diluted earnings per share includes the potentially dilutive effect of outstanding common stock options and warrants which are convertible to common shares.  When the loss per share would be anti dilutive this is not presented.

F12

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

Comprehensive Income

The Company has adopted Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”.  Other comprehensive income is comprised of foreign currency translation adjustments and unrealized gains and losses on available for sale marketable securities.

Revenue Recognition

The Company recognizes revenue from the sale of telecommunications equipment, digital subscriber line equipment, accessories and other electronics products when the products are delivered and accepted by the customer and collectability reasonably assured. Activation commission fees earned from the telephone companies are recognized at the time of activation by the customer and include the sale of post paid cellular service contracts, high speed internet and television services. Residual commission fees are recognized at the time they are earned. The Company receives revenue from rental contracts for radio equipment and recognizes the revenue upon completion of the service. The Company receives co-op advertising revenue from the telephone companies based on the requirement to spend 30% - 60% of the available co-op advertising allotment. Any amount received under this program is deducted from advertising expense.

Revenue from long-term contracts for developing and building telecommunications systems is recognized (in 2006) using the percentage of completion method where revenue is recorded as costs are incurred, based on actual costs incurred to date on a contract, relative to the estimated total costs to complete the contract. Unbilled revenue represents revenue earned in excess of amounts billed on uncompleted contracts. Deferred revenue represents the extent that billings to clients are in excess of revenue recognized to date. The results reported under the percentage of completion method are based on management’s estimates of total costs to complete the various contracts. Should total actual costs be materially higher or lower than these estimates, adjustment to future results would be necessary.

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

Warranty Sales and Costs

The Company, through its Retail operating segment, sells extended warranty plans for certain telecommunications equipment. It recognizes revenue on a straight line basis over the period in which the Company is obligated to service the equipment. The Company also defers certain costs associated with the sale of extended warranty plans and matches such costs against revenue as it is recognized.

F13

Cash and Cash Equivalents

Cash and cash equivalents are included at cost, which approximates market. At December 31, 2007, the Company's cash and cash equivalents were held primarily by one financial institution. The Company considers all highly liquid investments with original maturities of three months or less to be cash equivalents, while those having original maturities in excess of three months are classified as marketable securities or as long-term marketable securities.

Advertising and Marketing Costs

The Company expenses the costs of advertising and marketing as incurred. The Company incurred $429,092 and $535,206 of advertising and marketing expenses during the years ending December 31, 2007 and 2006, respectively.

Discontinued Operations

The Company has followed Statement of Financial Accounting Standard No. 144 (“SFAS 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”. Accordingly, the Company recognized as discontinued operations the results of 1) the Knowlton Pass subsidiary which was sold on March 1, 2007 and 2) the results of the mmwave subsidiary which was assigned into bankruptcy on June 29, 2007.

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

Note 3	Receivables

	2007	2006
Accounts receivable – trade	$3,976,412	$3,965,970
Allowance for doubtful accounts	(45,000)	(311,085)
	$3,931,412	$3,654,885

Note 4	Due from Related Parties

Amounts due to or from related parties arise from advances to or provided by entities with common officers and/or directors or cross ownership.  The balances may arise by one party making payment for expenses of the other party.

At December 31, 2006, the Company’s former subsidiary mmwave was owed $90,003 by an entity in which the Company’s former CEO Brad Poulos held a minority interest.  mmwave was assigned into bankruptcy on June 29, 2007 (Note 16).  Accordingly there is nothing recorded in respect to this.

Lumonall, Inc.

On December 31, 2005, Lumonall, Inc. (formerly Midland International Corporation) (“Lumonall”) provided the Company an 8% promissory note in the amount of $424,734, pursuant to which

F14

Lumonall agreed to repay the note over a one year period with an initial payment of $100,000 on March 15, 2006, followed by three payments of $108,244.66 on June 30, 2006, September 30, 2006 and December 31, 2006. Lumonall also agreed to enter into a General Security Agreement providing a first charge security position on all of the assets of Lumonall to the Company. According to the terms of the promissory note, the Company had the option, but not the obligation, to convert the outstanding principal and interest payment due on each of June 30, 2006, September 30, 2006 and December 31, 2006 into shares of Lumonall common stock at $0.035 per share. The Company did not receive any payments under the promissory note.
Substantial doubt exists regarding Lumonall’s ability to repay the promissory note, and therefore the Company fully provided for a loss on the promissory note during the year ended December 31, 2006. In the event that the Company recovers any amounts it will record a gain in the period such amount is received. For accounting purposes the Company reflected the $300,000 portion of the promissory note that reflects unpaid management fees as a loss from operations and the $129,114 portion that reflects cash advances over and above management services provided as a loss within other expenses.
During fiscal 2007, the Company recovered $150,000 from Lumonall under the defaulted promissory note and recorded $150,000 as a gain within other expenses.

Note 5	Due to Parent

The Company and Newlook Industries Corp. (“Newlook”), the 53% parent (Note 14), renegotiated a line of credit (see Note 9) pursuant to which it was mutually agreed that Newlook would be the primary borrower.  At December 31, 2007 $190,529 was owed by the Company to Newlook under this arrangement.  The Company pays interest to Newlook at a rate of 18% per annum under this arrangement.  The amounts owed by the company to Newlook are revolving and have no specific repayment date.

Note 6	Property, Plant and Equipment

		2007
		Accumulated
	Cost	Amortization	Net
Computer hardware & software	42,844	42,844	-
Equipment under capital lease	166,889	166,889	-
Leasehold improvements	966,892	778,266	188,626
Office equipment	537,346	309,078	228,268
Rental and network equipment	660,742	413,141	247,601
Vehicles under capital lease	44,819	3,318	41,501
Shop tools and service equipment	48,207	27,862	20,345
	$2,467,739	$1,741,398	$726,341

		2006
		Accumulated
	Cost	Amortization	Net
Computer hardware & software	$651,181	$586,488	$64,693
Equipment under capital lease	141,954	132,138	9,816
Leasehold improvements	1,023,068	899,081	123,987
Office equipment	564,401	274,843	289,558
Rental and network equipment	507,492	277,457	230,035
Vehicles under capital lease	491,986	73,798	418,188
Shop tools and service equipment	154,349	51,497	102,852
	$3,534,431	$2,295,302	$1,239,129

During fiscal 2007, substantially all of the vehicles under capital lease were disposed of through the assignment of mmwave into bankruptcy.

Note 7	Investments

Available for sale securities

During the year ended December 31, 2007, the Company acquired 2,680,307 common shares and options to acquire a further 900,000 common shares (at CAD $0.40 per share) of its controlling shareholder Newlook, which is listed on the TSX Venture Exchange under the symbol “NLI”, for total cash consideration of $1,324,618 (CAD $1,313,063).  A portion of these securities were acquired from related parties including former directors and officers and entities having officers and directors in common with the Company.  At December 31, 2007 the fair value of the 2,680,307 common shares was $1,919,765 (CAD $1,903,018) based on the closing share price of CAD $0.71 and the fair value of the options was $400,552 (CAD $397,058) based on a Black-Scholes valuation model.  Accordingly the company recorded a $995,699 unrealized gain on marketable securities within accumulated other comprehensive income.

During September 2005, the Company acquired 200,000 common shares of Infinity Capital Corporation, representing a less than 4% ownership interest, for a cash payment of $20,000. Although Infinity Capital Corporation files reports with the SEC, the shares are not eligible to trade at this time. At December 31, 2006, the Company determined that the investment in Infinity Capital Corporation was impaired and accordingly wrote off its $20,000 investment. The loss was recorded in Impairment Charges within discontinued operations during fiscal 2006.

Equity under significant influence

In 2005, the Company made an investment in 4,860,000 common shares of Lumonall Inc. (formerly Midland International Corporation and Azonic Corporation) a publicly traded entity listed on the NASD over-the-counter-bulletin-board, representing a 15.8% ownership interest. During the year ended December 31, 2006 the Company recorded sufficient equity losses to result in a nil carrying value. On December 29, 2006, the Company disposed of the remaining securities for $48,600 in cash.

The Company treated the Lumonall investment as an equity investment due to a common officer between both entities.

The investment was recorded using the equity method and has been adjusted as follows:

Balance at Dec 31, 2006	$12,507
Share of loss of Lumonall	(12,507)
Net investment in subsidiary	$-

F15

Note 8	Intangible Assets and Goodwill

Intangible assets

	Gross Carrying Amount	Accumulated Amortization	2007 Net
Intangible assets subject to amortization:
Retail segment:
Residual premiums (i)	1,249,344	998,942	250,402
Agency fee	322,816	241,102	81,714

Total intangible assets subject to amortization:	1,572,160	1,240,044	332,116

Total intangible assets	1,572,160	1,240,044	332,116

	Gross Carrying Amount	Accumulated Amortization	2006 Net
Intangible assets subject to amortization:
Retail segment:
Residual premiums	$933,640	$827,852	$105,788
Agency fee	274,584	177,622	96,962

Total intangible assets subject to amortization:	1,208,224	1,005,474	202,750

Total intangible assets	1,208,224	1,005,474	202,750

(i)
On November 1, 2007, the Company acquired the retail cellular phone business of G.L. Enns Electronics (Note – 19) and assigned the full purchase price of $206, 804 to intangible assets (residual premiums) as there was no fair value assignable to other assets acquired or liabilities assumed.

The Company does not have intangible assets which are not subject to amortization.

Estimated amortization expense:

For the year ended December 31, 2008	$81,711
For the year ended December 31, 2009	$81,711
For the year ended December 31, 2010	$66,593
For the year ended December 31, 2011	$49,427
For the year ended December 31, 2012	$49.427
For the year ended December 31, 2013	$3,247

F16

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2007, are as follows:

	Retail Segment	Commercial Segment	Total

Balance as of January 1, 2006	$241,026	$1,226,174	$1,467,200
Goodwill acquired	-	-	-
Impairment losses	-	(1,226,174)	(1,226,174)

Balance as of December 31, 2006	$241,026	$-	$241,026

Goodwill acquired	-	-	-
Impairment losses	-	-	-

Balance as of December 31, 2007	$241,026	$-	$241,026

In accordance with SFAS No 142, “Goodwill and Other Intangible Assets” the goodwill and intangible assets are reviewed for impairment on an annual basis or when facts and circumstances indicate that an impairment might have occurred. As a result of the Company’s analyses during fiscal 2006 the goodwill associated with the commercial segment was determined to be impaired and was written down by $1,226,174 to $nil. The goodwill impairment was primarily associated with restructuring steps initiated within the Commercial operating segment.  It was determined by the Company that the remaining retail segment intangible assets and goodwill were not impaired and had retained their value and accordingly no further write down was required.

Note 9	Bank Indebtedness, Long-Term Debt and Obligations under Capital Leases

Loan and bank indebtedness

The Company’s former subsidiary, mmwave, which was assigned into bankruptcy on June 29, 2007, had a line of credit of $756,000 (CAD$750,000) with a registered Canadian bank, secured by the accounts receivable and inventory, of which $305,844 was drawn as of December 31, 2006.  The line of credit was fully repaid prior to date of bankruptcy.

The Company also had a line of credit of $1,513,000 (CAD$1,500,000) with an asset based lender, secured by accounts receivable and inventory of the retail segment and another legal entity within the commercial segment of which $1,277,398 was drawn on December 31, 2006. Pursuant to the terms of the financing arrangement the Company discounts receivables at $0.67 per day per $1,000 – which resulted in an effective interest rate of approximately 24.6% per annum.

At December 31, 2006 the bank indebtedness consisted of:

Bank overdraft	$400,103
Bank line of credit	305,844
Asset based line of credit	1,277,398
$1,983,345

On December 13, 2007, the Company amended the terms of its line of credit.  The Company, together with its controlling shareholder Newlook, obtained a new loan facility totalling $2,520,000 (CAD$2,500,000).  The amended facility includes; 1) a new $1,513,000 (CAD$1,500,000), 18% per annum, 3 year term loan and 2) the existing $1,513,000 (CAD$1,500,000) loan facility was reduced

F17

to $1,007,000 (CAD$1,000,000).  The effective annual interest rate on the new facility was reduced from approximately 24.6% to approximately 17.9%.  There no principal repayments required under the term loan until maturity but the Company is obligated to pay interest on a monthly basis. The term loan may be retired 18 months into the term on 90 days notice subject to a $75,000 prepayment penalty.  The assets of the Company remain as collateral for the amended facilities.

The Company and Newlook agreed that the primary borrower would be Newlook and that Newlook would advance funds to the Company as needed.  As of December 31, 2007 $190,529 had been loaned by Newlook to Wireless Age under the amended line of credit.  As of December 31, 2007, the $1,513,000 term loan was fully drawn by Newlook.

      Obligations under Capital Leases
	2007	2006
Obligations under capital lease to Williamson Leasing in monthly payments ranging between $742 (CAD$736) and $1,736 (CAD$1,721) including interest at 7.0%. Service vehicles (13) are pledged as security.	$-	$439,340

Obligation under capital lease to Bodkin Leasing in monthly payments of $582 (CAD$577) including interest at 16.7%. Equipment is pledged as security.	-	13,655

Obligation under capital lease to National Leasing in monthly payments of $393 (CAD$390) including interest at 16.2%. Equipment is pledged as security.	-	9,004

Obligation under capital lease to CIT in monthly payments of $1,324 (CAD$1,312) including interest at 15.0%. Equipment is pledged as security.	-	43,497

Obligation under capital lease to Kempenfelt Capital in monthly payments of $656 (CAD$650) including interest at 14.0%. Equipment is pledged as security.	-	16,702

Obligation under capital lease to National Leasing in monthly payments of $408 (CAD$404) including interest at 11.0%. Equipment is pledged as security.	-	15,088

Obligation under capital lease to National Leasing in monthly payments of $295 (CAD$292) including interest at 16.2%. Equipment is pledged as security.	6,047	8,542

Obligation under capital lease to Alliance Funding in monthly payments of $1,714 (CAD$1,699) including interest at 12.5%. Equipment is pledged as security.	9,930	23,827

Obligation under capital lease to Ingram Bodkin Capital in monthly payments of $735 (CAD$729) including interest at 12.5%. Equipment is pledged as security.	8,255	13,229

Obligation under capital lease to GMAC in monthly payments of $855 (CAD$848) including interest at 7.4%. Vehicle is pledged as security.	37,963	-

	$62,195	$582,885
Less: current portion	(28,887)	(166,518)

	$33,308	$416,367

Minimum lease payments on capital lease obligations are as follows:

2008	32,916
2009	13,509
2010	10,264
2011	10,264
2012	3,421

70,374
Less imputed interest	(8,179)

Lease obligation	62,195
Less: current portion	(28,887)

$33,308

Note 10                 Accounts Payable and Accrued Liabilities

	2007	2006
Accounts payable – trade	$6,907,715	$5,166,756
Accrued liabilities	299,300	1,640,283

	$7,207,015	$6,807,039

Note 11                 Due to Shareholders

During fiscal 2005 the Company acquired mmwave pursuant to which the Company agreed to repay a shareholder loan provided by the former mmwave shareholders over a two year period.

	2007	2006
Note payable (unsecured) to the former shareholders of mmwave repayable in quarterly instalment payments of $32,000 (CDN$37,786) including interest at 8% per annum (principal CDN$222,997).	$162,224	$178,569

	162,224	178,569
Less: current portion:	( -)	(178,569)
Less amount classified as liability of discontinued operations (Note 16)	(162,224)	-

	$-	$-

The Company has failed to make payments under the terms of the note. During fiscal 2006 the Company only made partial payments to a former minority shareholder of mmwave.

F18

During fiscal 2007, the company agreed to recommence payment of the loan on a monthly basis and agreed with Brad Poulos, the Company’s former CEO, to reduce his severance obligation by a like amount.  The Company agreed to repay the loan by $6,361 (CAD$6,306) per month until fully repaid.  As of December 31, 2007, this obligation was classified as a liability of discontinued operations (Note 16).

Note 12	Capital Structure

Common Stock

The Company is authorized to issue up to 100,000,000 common shares. As of December 31, 2007, there were 59,473,342 common shares issued.

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

Warrants

The following is a summary of common stock warrant activity for 2007 and 2006:

	Number of Shares to Purchase under Warrants	Exercise Price	Expiry Date

Balance, December 31, 2005	150,000	$2.00
Issued	14,286 7,500,000 7,500,000	$0.14 $0.125 $0.25	Between August 2, 2007 and August 3, 2011
Cancelled	(150,000)	$2.00
Exercised	-

Balance, December 31, 2006	15,014,286		Between August 2, 2007 and August 3, 2011

Issued	2,000,000	$0.15	February 18, 2010
Cancelled	(17,000,000)	$0.125-0.25	Between August 2, 2007 and August 3, 2011
Expired	(14,286)	0.14

Balance, December 31, 2007	-

During fiscal 2007 the Company repurchased (and cancelled) for common shares as described below all 15,000,000 warrants associated with the 2006 Barron Partners LLP financing, repurchased (and cancelled) as described below a total of 2,000,000 warrants issued to Brad Poulos and Glenn Poulos, former officers and directors of the Company and Gary Hokkanen the Company’s current CFO.

The Company issued 6,666,667 common shares to cancel 5,000,000 A warrants and 5,000,000 B warrants and paid $275,000 in cash to repurchase the remaining 2,500,000 A warrants and 2,500,000 B warrants.

The Company paid $97,500 cash to repurchase 2,000,000 warrants from Brad Poulos, Glen Poulos and Gary Hokkanen ($43,875 paid to Brad Poulos, $48,750 to Glenn Poulos and $4,875 to Gary Hokkanen).

Stock Options

The Company does not have a Stock Option plan.

Preferred Stock

The Company is authorized to issue up to 10,000,000 preferred shares. At December 31, 2007, there were no preferred shares outstanding (2006 – 7,142,900 Series A Preferred Convertible Stock). During fiscal 2007 2,950,000 preferred shares were converted into 2,950,000 common shares and 4,192,900 preferred shares were converted into 16,771,600 common shares.

Each share of Series A Preferred Convertible Stock shall have a par value of $0.001 per share.

No dividends shall be payable with respect to the Series A Preferred Convertible Stock. No dividends shall be payable with respect to the Common stock while the Series A Preferred Convertible Stock is outstanding. The Common Stock shall not be redeemed while the Series A Preferred Convertible Stock is outstanding.

The Series A Preferred Convertible Stock have no voting rights.

Each share of Series A Preferred Convertible Stock shall be initially convertible into one (1) share of Common stock at the option of the Holders, at any time.

Note 13	Deemed Dividend on Preferred Stock

On August 3, 2006, the Company entered into a Preferred Stock Purchase Agreement (“PSPA”) with Barron Partners LP (Barron), pursuant to which Barron was issued $1,000,000 of Series A convertible preferred stock and warrants to purchase a total of 15,000,000 common shares.

The convertible preferred stock was 7,142,900 zero coupon perpetual preferred shares initially convertible into 7,142,900 common shares. The face of value of $1,000,000 was initially convertible into common stock at $0.14 per share. The warrants were classified as A warrants which provided the right to acquire 7,500,000 common shares at an initial exercise price of $0.25 per share and B warrants which provided the right to acquire 7,500,000 common shares at an initial exercise price of $0.50 per share. All warrants were to expire on August 3, 2011.

Under the terms of the PSPA the conversion rate of the preferred stock and the exercise price of the warrants was to be adjusted based on whether the Company met certain operating performance criteria. The criteria were measured twice, first based on the operating results of fiscal 2006 and second based on the operating results of fiscal 2007. During fiscal 2006 the initial $0.14 per share conversion rate on the preferred stock, the initial $0.25 per share exercise price of the A warrants and

F19

the initial $0.50 per share exercise price of the B warrants, were adjusted downward as the Company did not achieve $0.012 pre-tax earnings per share from continuing operations and excluding non-recurring items during fiscal 2006. The adjustment was limited to a maximum of 50%. The initial (or adjusted) conversion and exercise prices were again  subject to an adjustment if the Company did not achieve $0.069 pre-tax earnings per share from continuing operations and excluding non-recurring items during fiscal 2007. The adjustment was again limited to 50% based on the 2007 criteria.

The Company initially recorded a deemed dividend and adjustment to additional paid-in capital on issuance of preferred stock of $1,707,153 representing the initial value of the conversion feature of the preferred stock on date of issuance. This non-operating expense arises from
Financial Accounting Standards Board, Emerging Issues Task Force (“EITF”) abstracts 98-5 and 00-27 and represents a non-cash charge to income representing the intrinsic value of the beneficial conversion option inherent in the preferred shares.

On December 31, 2006, the Company recorded an additional $2,141,561 deemed dividend and adjustment to additional paid-in capital to recognize the incremental value of the additional costs of the shares issued resulting from not attaining the fiscal 2006 $0.012 pre-tax earnings per share target. Pursuant to EITF 98-5 a contingent beneficial conversion feature is measured at commitment date but is not recognized in earnings until the contingency is resolved.

The Company recognized an incremental deemed dividend and adjustment to additional paid-in capital of $2,515,767, during the year ended December 31, 2007, representing the intrinsic value of the additional costs of the shares issued arising from the reduction in the preferred stock conversion rate (from $0.07 to $0.035 per share) arising from the effects of not attaining the 2007 operating performance targets.

The fiscal 2007 and 2006 deemed dividends on preferred stock is summarized as follows:

	2007	2006

Recognition of initial beneficial conversion feature	$-	$1,707,153
Subsequent recognition of beneficial conversion feature arising from resolution of contingency	2,515,767	2,141,561

Total deemed dividend on issuance of preferred stock	$2,515,767	$3,848,714

During 2007, as described in Note 12, these preferred shares were converted into common stock of the Company.

Note 14	Newlook Industries Corp. Settlement Agreement

During the year ended December 31, 2007, Newlook acquired a portion of the Company’s securities described in Note 13 that had been issued to Barron Partners LP. On June 29, 2007, the Company agreed to accelerate the effects accruing to Newlook of Wireless Age not attaining the 2007 operating performance targets. The Company agreed to issue Newlook the following securities as determined under settlement with Newlook (the Company’s parent):

F20

•	16,771,600 restricted (as to trading) common shares in exchange for the 4,192,900 Series A preferred shares,
•	6,666,667 restricted common shares of in exchange for the cancellation of (i) the A Warrants to purchase 5,000,000 common shares; and (ii) the B Warrants to purchase 5,000,000 common shares,
•	3,200,000 restricted common shares in settlement of liquidated damages arising from the composition of Wireless Age’s Board.

Following the consummation of this agreement there remained 2,500,000 A warrants and 2,500,000 B warrants in the possession of Barron Partners LP.

Pursuant to the terms of the agreement governing the issuance of the preferred shares, the Company was obliged to cause the majority of the members of the Board of Directors to be independent otherwise liquidated damages of $1,000 of Series A preferred shares would accrue per day.  The Company was in breach of this term for 112 consecutive days.  The charges were recorded and settled as described below.

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

Change in Control

On June 29, 2007, Newlook also acquired an additional 3,426,500 shares of the Company's common stock pursuant to the terms and conditions of a Share Exchange Agreement (the "Share Exchange Agreement") by and among Newlook and Bradley Poulos, Brad Poulos Holdings, Glenn Poulos, Glenn Poulos Holdings and Sylvain LaFreniere.

Through these transactions on June 29, 2007, a change in control of the Company occurred. As a result of entering into the Settlement Agreement and the Share Exchange Agreement and certain open market share acquisitions, Newlook obtained 31,594,767 shares of the Company's common stock, which at the time represented 53.4% of the total number of issued and outstanding shares of the Company's common stock.

Note 15	(Gain) on Investments, Net

	2007	2006
Gain on disposal of Lumonall shares (Note 7)	$-	$	(48,600)

	$-	$	(48,600)

F21

Note 16	Discontinued Operations

During the year ended December 31, 2006 the Company began a process of reviewing all non-profitable divisions, sub-categories, lines of business or segments for their long term viability.

Knowlton Pass Electronics Inc.

Through the review process the Company came to the conclusion that the Knowlton Pass business unit (component of the Commercial operating segment) was non-strategic in the long run, difficult to fund and placed the unit for sale. Effective March 1, 2007 the Company sold the Knowlton Pass business unit. The operating results of the Knowlton Pass business unit have therefore been classified as discontinued operations. The comparative figures for 2006 have been reclassified also to reflect the same treatment. The operating results also include the severance provisions and costs of certain senior management employees terminated as a result of the disposal decision.

The summarized operating results of discontinued operations for Knowlton Pass during the year ended December 31, 2007 and 2006 are as follows:

	2007	2006

Revenues	$82,101	$498,540
Costs and expenses	87,234	1,661,336

Net loss	$(5,133)	$(1,162,796)
Gain on disposal	315,800	-
Impairment charges	-	$(244,337)

Gain (loss)	$310,667	$(1,407,133)

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

F22

mmwave Technologies Inc.

The Company assigned mmwave into bankruptcy on June 29, 2007. The operating results of mmwave have been classified as discontinued operations.
The summarized operating results for discontinued operations, for the year ended December 31, 2007 and 2006, are as follows:

	2007	2006

Revenues	$900,379	$9,465,821
Costs and expenses	2,964,499	10,903,095

Net loss	$(2,064,120)	$(1,437,274)
Gain on disposal	3,395,772	-
Impairment charge	-	(2,723,219)

Gain (loss)	$1,331,652	$(4,160,493)

In addition, during the year ended December 31, 2007, the Company incurred expenses of $613,292 associated with the mmwave discontinued operations.

(ii) The gain on bankruptcy of the entity is summarized below:

Proceeds received	$-
Less: net asset deficit	$(3,395,772)

Gain on disposal	$3,395,772

At December 31, 2007 the Company classified a severance accrual of $313,125 for the Company’s former CEO and President of mmwave as liabilities of discontinued operations. Such amount includes a former shareholder loan (Note 11).

Assets and liabilities of discontinued operations as at December 31, 2007 and 2006 are summarized as follows:

	2007	2006

Receivables (net of allowance of, $ )	$-	$114,714
Inventory	-	-
Prepaid expenses	-	4,520

		119,234

Property, plant and equipment	-	228,741

Total assets	$-	$347,975

F23

Bank indebtedness	$-	$5,686
Accounts payable and accrued liabilities	313,125	473,771
Deferred revenue and customer deposits	-	41,103
Current portion of long term debt	-	67,051

Total liabilities	$313,125	$587,611

Cashflows of discontinued operations for the year ended December 31, 2007 and 2006 were as follows:

	2007	2006

Net loss from discontinued operations	$1,642,319	$(5,567,626)

Net cash (used in) operating activities:	(834,845)	(1,206,212)
Net cash (used in) investing activities:	(786,369)	(867,741)

Net cash provided by financing activities:	1,883,788	399,800

Net decrease in cash from discontinued operations	$262,574	$(1,674,153)

Impairment Charges

The Company recorded impairment charges of $2,967,556 (within discontinued operations) during the year ended December 31, 2006.

The fiscal 2006 impairment charge reflects adjustments to the carrying value of certain commercial segment assets arising from subsequent events which occurred during the first quarter of fiscal 2007. The condition existed at December 31, 2006 and therefore the Company recorded impairment charges adjusting the carrying value of these assets at December 31, 2006. After December 31, 2006, the Company began a restructuring process within its commercial segment as a result of: 1) the restructuring efforts within its wholly owned subsidiary mmwave, however the Company assigned mmwave into bankruptcy on June 29, 2007, and 2) the impairment of certain assets of the Company’s wholly owned subsidiary Knowlton Pass (which operates as Wireless Works and has been classified as discontinued operations - Note 16). In addition, the Company recorded certain corporate impairment charges not associated with the restructuring.

F24

The fiscal 2006 impairment charges consisted of:

2006
mmwave impairment charges:
Incremental bad debt provision	$229,162
Due from related parties	246,156
Inventory	354,161
Work in progress	150,209
Prepaid expenses	88,498
Goodwill – Note 8	1,226,174
Property, plant and equipment	408,859

Total mmwave impairment charges	$2,703,219

Impairment of carrying value of investment in Infinity (Note 7)	20,000

Knowlton Pass impairment charges:
Incremental bad debt provisions	29,545
Inventory	27,036
Capital assets	187,756

Total Knowlton Pass impairment charges	$244,337

Total 2006 impairment charges	$2,967,556

Note 17                 Commitments and Contingencies

Commitments

The Company leases its premises, certain operating equipment and automobiles under agreements requiring aggregate minimum payments over the next five years as follows:
2008	$307,771
2009	195,643
2010	142,479
2011	86,252
2012	47,655

$779,800

The Company is committed under a severance obligations to pay Brad Poulos the Company’s former CEO and Chairman a total of approximately $360,000 over three years and Glenn Poulos a former director of the Company and an officer of a wholly owned subsidiary a total of approximately $122,000 over a one year period. These amounts have been fully provided for in the 2007 financial statements.

The Company’s main operating subsidiaries have pledged their assets, together with the assets of Newlook, as security with an asset based lender.  The Company and Newlook have agreed that the primary borrower will be Newlook and as of December 31, 2007 a total of approximately $1,700,000 was borrowed against the pledged assets.

F25

Contingencies

Knowlton Pass Leases

The company is a co-lessor or guarantor of equipment leases totaling $51,264 of Knowlton Pass.  The Company is obligated to settle amounts under leases if Knowlton Pass fails to do so.  The purchaser of Knowlton Pass has entered into an indemnity agreement with the Company to indemnify the Company should any losses occur under the leases.

Note 18     Income Taxes

The following table summarizes the significant components of the Company’s deferred tax assets:

Deferred Tax Assets
Non-capital loss carryforward	$255,000	$2,071,000
Property, plant and equipment	(21,000)	(79,000)

Gross deferred tax assets	234,000	1,992,000
Valuation allowance for deferred tax asset	(234,000)	(1,992,000)

Total deferred tax asset	$-	$-
Less: current portion	-	-

Long-term portion of deferred tax asset	$-	$-

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is likely to be realized from future operations.  The Company has provided an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry. All balances relate to Canadian transactions.

No current provision for income taxes has been provided in these financial statements due to the net loss attributable to common shareholders.  At December 31, 2007 the Company has net operating loss carryforwards totalling approximately $708,000 in Canada, the benefit of which has not been recorded in the financial statements. The net operating loss carryforwards expire between 2009 and 2016.

Reconciliation’s between the statutory federal income tax rate and the Company's effective income tax rate were as follows:

Year Ended December 31	2007
Effective income tax rate	39%

The total provision for income taxes differs from that amount which would be computed by applying the United States income tax rate to income (loss) before provision for income taxes.

F26

The reasons for these differences are as follows:

Year Ended December 31	2007

Expected income tax provision	(20,000)
Timing differences	20,000

Income tax provision	-

Effective January 1, 2007, the Company adopted FIN 48. FIN 48 requires a company to evaluate whether a tax position taken by the company will “more likely than not” be sustained upon examination by the appropriate tax authority. It also provides guidance on how a company should measure the amount of benefit that the company is to recognize in its financial statements. As a result of the implementation of FIN 48, the Company recorded $625,856 as a potential tax liability arising from recognized tax benefits which was accounted for as an increase to the January 1, 2007 accumulated deficit balance.  The Company also recorded a potential tax liability of $240,038 for the current year.

It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense. Accrued penalties and interest at December 31, 2007 was $103,906 of which $37,341 was recognized during 2007.

The Company and its subsidiaries are subject to U.S. and Canadian federal income tax as well as provincial and local jurisdictions. Tax years 2004 through 2007 remain open to examination by tax authorities.

The activity in the accrued liability for recognized tax benefits for the year ended December 31, 2007 was as follows:

Recognized tax benefits at December 31, 2006	$-
Gross increases – tax positions in prior period on adoption of FIN 48	625,856
Gross increases – tax positions in current period	240,038
Recognized tax benefits at December 31, 2007	$865,894

Note 19     Acquisition

G.L. Enns Electronics – Selkirk Store

On November 1, 2007 to expand its geographical area of operation, the Company acquired the business assets of G.L. Enns Electronics – MTS Connect Selkirk store (“Selkirk”) in exchange for $105,924 (CAD$105,000) paid in cash at closing and a $100,880 (CAD$100,000) promissory note.  The promissory note is non-interest bearing and will be paid $25,220 (CAD$25,000) on each of January 31, 2008, February 29, 2008, March 31, 2008 and April 30, 2008.  The consolidated financial statements include the operating results of Selkirk effective November 1, 2007.

F27

 The fair value of the assets acquired is as follows:

Intangible assets (residual premiums)	$206,804

Net assets acquired at fair values	$206,804
Total consideration
Cash	$105,924
Note Payable	100,880
$206,804

  The purchase price was assigned to intangible assets within the retail segment and represented residual premiums (Note 8).

Note 20	Economic Dependence

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

	2007	2006
Accounts receivable
Company X	$982,309	$782,624
Company Y	724,240	421,469
	$1,706,549	$1,204,093

Revenue
Company X	$6,362,759	$6,372,549
Company Y	4,219,347	2,752,706
	$10,582,106	$9,125,255

Note 21	Segmented Information

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

The following table shows revenues, profit or loss and identifiable assets by operating segment:
	2007	2006
Revenues
Retail – sale of tangible products	$13,524,330	$10,418,257
Retail – activation commissions and residual payments	4,218,396	3,457,384
Commercial – sale of tangible products	14,803,335	10,093,437
Commercial – activation commissions and residual payments	136,695	157,948

Consolidated revenues	$32,682,756	$24,127,026

Profit or Loss
Retail	$2,160,080	$1,613,783
Commercial	524,617	(1,442,039)
Unallocated amounts:
Corporate costs (including financing expenses – Note 14)	(2,109,597)	(682,669)
Earnings (loss) from discontinued operations (Note 16)	1,642,319	(5,567,626)

Consolidated earnings (loss)	$2,217,419	$(6,078,551)

Deemed dividend (Note 13)
	$(2,515,767)	$(3,848,714)

Net loss attributable to common shareholders	$(298,348)	$(9,927,265)

Assets
Retail	$4,464,017	$4,898,489
Commercial	2,573,652	2,466,105
Intangible assets and goodwill - retail	332,116	443,776
Intangible assets and goodwill - commercial	-	-
Unallocated corporate assets	2,867,647	51,786
Assets of discontinued operations held for sale	-	347,975

Consolidated assets	$10,237,432	$8,208,131

Capital expenditures
Retail	292,263	223,654
Commercial	-	-
Corporate	104,506	-

Note 22         New Accounting Standards

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 (FIN 48), which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings.  As a result of the implementation of FIN 48 the Company recorded $865,894 as a potential tax liability arising from recognized tax benefits including accrued interest and penalties of $103,906.

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

F28

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

In February 2007, the FASB issued FASB Statement NO. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”). The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains or loses on items for which the fair value option has been elected in earnings (or another performance indication if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. FASB No. 159 is effective as of the beginning of the fiscal years beginning after November 15, 2007. The adoption of SFAS 159 is not expected to have a material impact on the Company’s financial statements.

 In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised), “Business Combinations”. The Statement retains the fundamental   requirements in Statement 141 that the acquisition method of accounting be used for business combinations, but broadens the scope of Statement 141 and contains improvements to the application of this method. The Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date, measured at their fair values as of that date. Costs incurred to effect the acquisition are to be recognized separately from the acquisition. Assets and liabilities arising from contractual contingencies must be measured at fair value as of the acquisition date. Contingent consideration must also be measured at fair value as of the acquisition date. The Statement also changes the accounting for negative goodwill arising from a bargain purchase, requiring recognition in earnings instead of allocation to assets acquired. For business combinations achieved in stages (step acquisitions), the assets and liabilities must be recognized at the full amounts of their fair values, while under former guidance the entity was acquired in a series of purchases, with costs and fair values being identified and measured at each step. The Statement applies to business combinations occurring after January 1, 2009.

Also in December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. The Statement clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. The Statement establishes a single method of accounting for changes in a parent’s ownership interest if the parent retains its controlling interest, deeming these to be equity transactions. Such changes include the parent’s purchases and sales of ownership interests in its subsidiary and the subsidiary’s acquisition and issuance of its ownership interests. The Statement also requires that a parent recognize a gain or loss in net income when a subsidiary is deconsolidated. It also changes the way the consolidated income statement is presented, requiring consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest, and requires disclosure of these amounts on the face of the consolidated statement of income. The Statement is effective on January 1, 2009. The Company does not expect adoption of the Statement to have a significant effect on its consolidated financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (“FAS 161”). FAS 161 changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. The guidance in FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. This Statement encourages, but does not require, comparative disclosures for earlier periods at initial adoption. The Company is currently assessing the impact of FAS 161.

F29

Note 23     Subsequent Events

mmwave Bankruptcy

The Company is a first position senior secured debtor to the mmwave bankruptcy.  The Company expects that all of the affairs of bankruptcy will be concluded during the second quarter of 2008 and will record a recovery (if any) in the statement of operations of the first half of fiscal 2008. The trustee in bankruptcy has initiated a lawsuit against Nokia Products Ltd. which has resulted in approximately $319,000 paid to the court.

Stock Repurchases

During December 2007 the Company announced it intended to acquire up to 5,000,000 shares under a rule 10b-18 stock repurchase plan during calendar 2008.

Subsequent to December 31, 2007 and as of the date of financial statement issuance the Company has acquired a total of 778,800 shares of its own common stock for cancellation. Included in this amount is 179,500 shares recovered from the purchaser of Knowlton Pass which is recorded as a bad debt recovery during the first quarter of fiscal 2008.

Callmore Acquisition

On March 20, 2008, the Company acquired all of the business assets of Callmore Communications Inc. for $100,880) (CAD$100,000), $25,220 (CAD$25,000) paid at closing and $25,220 paid in three consecutive monthly payments beginning April 1, 2008. The Callmore business assets will be utilized within the Commercial operating segment.

Exercise of Option to Acquire Newlook Securities

On March 8, 2008, the Company exercised an option to acquire 180,000 common shares of Newlook (Note 7) for a cash payment of $72,634 (CAD$72,000).

Note 24     Comparatives

The financial statements have been reclassified, where applicable, to conform to the presentation used in the current year. The changes are due to reclassification of certain results to discontinued operations. The changes do not affect prior year earnings.

F30

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Effective January 29, 2008, the public accounting practice of Mintz & Partners LLP (“Mintz”), our independent accountant who audited our consolidated financial statements for our fiscal years ending December 31, 2006, 2005, 2004 and 2003 was acquired by Deloitte & Touche LLP (“Deloitte”) and will be carrying on business as Deloitte.

Our future audit opinions will be provided by the Deloitte. Previously issued audit opinions will be re-issued or consent to include previously issued Mintz opinions in Securities Exchange Commission filings will be provided by Mintz.  Therefore Mintz, with the consent of Deloitte, effectively resigned as our independent accountant of record on January 28, 2008.

Mintzs’ report on the financial statements for the years ended December 31, 2006 and 2005 did not contain an adverse opinion or disclaimer of opinion, and was not modified as to uncertainty, audit scope, or accounting principal, except for the following statement contained in the audit opinion for the year ended December 31, 2006:

“The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  At December 31, 2006 the Company has suffered recurring losses from operations, has a working capital deficit of $3,595,970 and a stockholders’ deficiency which raise substantial doubt about the Company’s ability to continue as a going concern.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.  Management’s plans in regard to these matters are also discussed in notes 1 and 22.”

The resignation was approved by the board of directors and the audit committee.

There were no disagreements with Mintz, whether or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to Mintz’s satisfaction, would have caused it to make reference to the subject matter of the disagreement in connection with its report.

We did not consult with Deloitte regarding the application of accounting principles to a specific completed or contemplated transaction, or the type of opinion that might be rendered on our financial statements and we did not obtain written or oral advice in reaching a decision as to accounting, auditing or financial reporting issues.

Item 8A. Controls and Procedures

The Company's management is responsible for establishing and maintaining a system of disclosure controls and procedures (as defined  in  Rule 13a-15(e) and 15d-15(e)  under  the Exchange Act) that is designed to ensure that  information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange  Act is recorded, processed, summarized and reported, within the time periods specified  in  the  SEC's  rules  and  forms. Disclosure controls  and  procedures  include, without limitation, controls and  procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits  under  the  Exchange  Act  is  accumulated and communicated  to  the  issuer's  management,  including  its principal executive officer  or  officers  and principal financial officer or officers,  or  persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

MANAGEMENT'S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-5(f) under the Exchange Act).  Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.  In making  this  assessment,  our management used the criteria  set  forth  by  the interpretive guidance issued  by  the  Securities  and  Exchange  Commission  in Release  No.  34-55929.   Our management has concluded that, as of December 31, 2007, our internal control over financial reporting is effective based on these criteria.  This annual report does not include an attestation report of the
Company's registered public accounting firm regarding internal control over financial reporting.  Management's report was not subject to attestation by the Company's independent registered public accounting firm pursuant to temporary rules of  the  Securities  and  Exchange Commission that permit the Company  to provide only management's report in this annual report.

Our management, including the Company's Principal Executive Officer and Principal Financial Officer, does not expect that our internal control over financial reporting will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.   Because  of  the  inherent  limitations  in  all  control  systems,  no evaluation  of  controls can provide absolute assurance that all control  issues and instances of  fraud,  if  any,  within  the Company have been detected.  The Company's internal control over financial reporting,  however,  are  designed to provide  reasonable  assurance  that  the  objectives  of  internal control over financial reporting are met.

Item 8B. Other Information

None.
PART III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

2007 Officer and Director Transitions

On February 4, 2007, the Board appointed John G. Simmonds and Carrie Weiler, the Company’s Corporate Secretary, to the Board of Directors. On February 13, 2007, David Valliere and Glenn Poulos resigned as members of the Board of Directors. On February 19, 2007 John Simmonds was appointed Chairman of the Board of Directors.  On May 16, 2007, Brad Poulos resigned as a director.

Pursuant to a settlement agreement with Newlook whereby Newlook obtained an ownership position in Wireless Age, Jason Moretto was appointed a director of the Company on June 29, 2007.

The Company’s current Board of Directors (the “Board”) is comprised of John G. Simmonds, Brian Usher-Jones, Steven Dulmage, Jason Moretto and Carrie J. Weiler.  Each director’s term expires upon the election and qualification of their successor.

The following table sets forth the names, ages and positions of the directors of the Company:

Name	Age	Position
John G. Simmonds	57	Chairman of the Board
Steven Dulmage	65	Director
Brian Usher-Jones	62	Director
Jason Moretto	38	Director
Carrie J. Weiler	49	Director

Biographical Information Regarding Directors

John G. Simmonds, President, Chief Executive Officer and Chairman of the Board. Mr. Simmonds has 40 years experience in the communications sector. He previously served as Chief Executive Officer and Chairman of the Board from March 13, 2003 until August 31, 2005, at which time he resigned his position as Chief Executive Officer.  He resigned as Chairman of the Board and as a director on April 17, 2006 Mr. Simmonds was appointed Chief Executive Officer of Racino Royale Inc. in June 2006. He also serves as a director. Mr. Simmonds was appointed to the Board of Directors of Minacs Worldwide, a TSX listed company, in June 2005. He served as a director until February 2006. Mr. Simmonds was appointed as Director of Eiger Technology, Inc. (TSX:AXA, OTCBB:ETIFF) and Chief Executive Officer and President of Newlook Industries Corp. (NLI:TXSV) in September 2005. He continues to serve as director of Eiger Technology, was appointed CEO in April 2007.  He resigned as an officer of Newlook Industries Corp. in February 2007 and was reappointed in July 2007.  In September 2004, Mr. Simmonds was appointed as Chief Executive Officer and Director of Lumonall Inc. and serves in such capacities today.  Mr. Simmonds served as the Chief Executive Officer, of TrackPower (OTCBB: TPWR) from 1998 to May 2004. Mr. Simmonds also served as Chairman and director of TrackPower from 1998 to November 2006.  In February 2007 Mr. Simmonds was reappointed CEO and Chairman of the Board of TrackPower. TrackPower is a corporation whose current business plan and activities are designed around the equine racing and wagering industries.  Mr. Simmonds has also been involved with several other companies.  Mr. Simmonds served as Chief Executive Officer, Chairman and Director of Phantom Fiber Corporation (OTCBB: PHMF), formerly Pivotal Self-Service Technologies, Inc. and resigned in June of 2004.

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

Jason R. Moretto, Director. Mr. Moretto has been a director of the Company since June 29, 2007. He has also been a director of Eiger Technology, Inc. since January 5, 2004, Newlook Industries Corp. since January 5, 2004 and Racino Royale, Inc. since June 13, 2006. Mr. Moretto was previously employed by BMO Nesbitt Burns (now BMO Capital Markets), a full service investment dealer based in Toronto, Canada from September of 1997 to February of 2003. From 1995 to 1997, Mr. Moretto was National Accounting Manager for Universal Concerts Canada (now Live Nation), Canada’s largest promoter of live music and entertainment and operator of the Molson Amphitheatre in Toronto.  Prior to that, he practiced as an accountant in public practice.  He also recently served as a Member of the Ontario Securities Commission's Small Business Advisory Committee. Mr. Moretto holds a Bachelor of Commerce degree from the University of Toronto, and is a Certified General Accountant and Chartered Financial Analyst.

Carrie J. Weiler, Corporate Secretary and Director. Ms. Weiler was appointed Corporate Secretary of the Company on May 29, 2003.  Ms. Weiler provides professional public company corporate secretarial services to various entities. Ms. Weiler is a member of the Canadian Society of Corporate Secretaries.  Ms. Weiler was appointed Corporate Secretary of Racino Royale Inc. in September 2006. She has served as Corporate Secretary of TrackPower, Inc. since 1998.  On October 15, 2004 Ms. Weiler was appointed Corporate Secretary of Midland International Corporation (formerly Azonic Corporation) and continues to serve in such capacity. Ms. Weiler has served as Corporate Secretary of Newlook Industries Corp. and Eiger Technology Inc. since July 2007 and as a director of Newlook Industries since July 2007.

Board and Committee Meetings

Information concerning the two Committees maintained by the Board is set forth below.

The Board held twelve meetings during the 2007 fiscal year.  No director attended less than 100% of the Board meetings while serving as such director, or less than 100% of all committee meetings on which he or she served as a committee member.

The audit and compensation committees are the standing committees of the Board.  The fiscal year 2007 and 2008 committees are comprised as follows:

2007 Audit Committee	2007 Compensation Committee
Brian Usher-Jones (Chairman)	Steven Dulmage (Chairman)
Steven Dulmage	Brian Usher-Jones
Jason Moretto	Jason Moretto

The current committees are comprised as follows:

2008 Audit Committee	2008 Compensation Committee
Brian Usher-Jones (Chairman)	Steven Dulmage (Chairman)
Steven Dulmage	Brian Usher-Jones

Mr. Valliere resigned as a committee member of the audit committee and compensation committee effective February 13, 2007 when he resigned as a director.  Jason Moretto was appointed to the audit committee on June 29, 2007.

The audit committee of the Board (the “Audit Committee”) held four meetings during fiscal 2007.  The Audit Committee’s duties include recommending the Company’s independent auditors, reviewing the Company’s financial statements, reviewing any reports or recommendations regarding the adequacy of internal accounting controls made by the independent auditors, and considering such other matters with respect to the accounting, auditing and financial reporting procedures as it may deem appropriate or as may be brought to its attention.

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

The compensation committee of the Board (the “Compensation Committee”) held one meeting during the 2007 fiscal year.  The Compensation Committee is responsible for allocating cash compensation and stock options to senior executive officers of the Company.

Board of Directors Independence

The Board reviews the relationships that each director has with the Company and other parties.  Only those directors who do not have any of the categorical relationships that preclude them from being independent and who the Board affirmatively determines have no relationships that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director, are considered to be Independent Directors.  The Board has reviewed a number of factors to evaluate the independence of each of its members.  These factors include its members' current and historic relationships with us and our subsidiaries; their relationships with management and other directors; the relationships their current and former employers have with us and our subsidiaries; and the relationships between us and other companies on which our board members are directors or executive officers.  After evaluating these factors, the Board has determined that three of its current five members are “independent”.  These directors are Messrs. Brian Usher-Jones, Jason Moretto and Steven Dulmage.  Independent members of our Board meet in executive session without management present, and are scheduled to do so at least two times per year.  The Board has designated Mr. Usher-Jones as the presiding director for these meetings.

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

Review of Audited Financial Statements

The Audit Committee has reviewed the Company’s financial statements for the fiscal year ended December 31, 2007, as audited by Deloitte & Touche LLP, the Company’s independent auditors, and has discussed these financial statements with management.  In addition, the Audit Committee has discussed with Deloitte & Touche LLP the matters required to be discussed by Statement of Auditing Standards No. 61, as amended, regarding the codification of statements on auditing standards.  Furthermore, the Audit Committee has received the written disclosures and the letter from Deloitte & Touche LLP required by the Independence Standards Board Standard No. 1 and has discussed with Deloitte & Touche LLP its independence. In reliance on the reviews and discussions referred to above, the Audit Committee recommended to the Board that the audited financial statements for the fiscal year ended December 31, 2007 be included in the Company’s Annual Report on Form 10-KSB, for filing with the Securities and Exchange Commission.

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

AUDIT COMMITTEE

Brian Usher-Jones
Steven Dulmage
Jason Moretto

Executive Officers

The following table presents information with respect to our executive officers, as of March 26, 2008.

Name	Age	Position
John G. Simmonds	57	Chief Executive Officer and President
Gary N. Hokkanen	52	Chief Financial Officer
Carrie J. Weiler	49	Corporate Secretary

John G. Simmonds, Chief Executive Officer, President and Chairman of the Board.  See “Biographical Information Regarding Directors” above for information regarding Mr. Simmonds.

Carrie J. Weiler, Corporate Secretary and Director.  See “Biographical Information Regarding Directors” above for information regarding Ms. Weiler.

Gary N. Hokkanen, Chief Financial Officer.   Mr. Hokkanen has served as the Company's CFO since May 29, 2003.  Mr. Hokkanen is an executive level financial manager with over 10 years experience in public company financial management.  Mr. Hokkanen holds a Bachelor of Arts degree from the University of Toronto and is a CMA (Certified Management Accountant) and a member of the Society of Management Accountants, Ontario.  From January 2001 to April 2003 Mr. Hokkanen was CFO of IRMG Inc., a Toronto based financial management consulting firm.  Mr. Hokkanen served as CFO of Simmonds Capital Limited from July 1998 to January 2001 and served as CFO of Trackpower Inc. from February 1998 to June 2001.  In May of 2005 Mr. Hokkanen was reappointed CFO of Trackpower Inc., resigned in August 2006 and was reappointed in June 2007.  For the period April 1996 to July 1998, Mr. Hokkanen served as Treasurer of Simmonds Capital Limited.  In November 2007, Mr. Hokkanen was appointed a director and officer of Sagittarius Capital Corporation (a TSX Venture Exchange capital pool company). He has also served as CFO for Newlook Industies Corp. (TSX Venture Exchange), Eiger Technology Inc. (TSX), Lumonall, Inc. (OTCBB) and Racino Royale Inc. (OTCBB) since July 2007.

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company’s directors and executive officers, as well as persons beneficially owning more than 10% of the outstanding Common Stock, to file certain reports of ownership with the Securities and Exchange Commission within specified time periods.  Such officers, directors and shareholders are also required by Securities and Exchange Commission rules to furnish the Company with copies of all Section 16(a) forms they file.  Based solely on its review of such forms, all requirements received by the Company, or written representations from certain reporting persons, the Company believes that between January 1, 2007 and December 31, 2007, all Section 16(a) filing requirements applicable to its officers, directors and 10% shareholders were met.

Code of Ethics

The Board adopted a Code of Ethics in fiscal 2004, which applies to the Company’s executive officers, as well as the executive officers of the Company’s subsidiaries.

You can obtain copies of our current committee charters and Code of Ethics by writing to our Corporate Secretary at 3565 King Road, Suite 102, King City, Ontario L7B 1M3, who shall provide copies without charge to any person.

Item 10.  Executive Compensation.

The following table sets forth compensation for each of the past two fiscal years with respect to each person who served as Chief Executive Officer of the Company and each of the two most highly-compensated executive officers of the Company, as well as the two most highly-compensated non-executive officers of the Company, in each case who earned a total annual salary and bonuses that exceeded $100,000.

Summary Compensation Table

Annual Compensation
Name and Principal Position	Fiscal Year Ended Dec 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Bradley J. Poulos Chief Executive Officer (1)	2007 2006	$85,942 $161,537	---------- ----------	---------- ----------	---------- ----------	---------- ----------	---------- ----------	$11,980 $16,106	$97,922 $177,643
John G. Simmonds Chief Executive Officer (2)	2007 2006	$172,664 ----------	---------- ----------	---------- ----------	---------- ----------	---------- ----------	---------- ----------	$8,476 $14,000	$181,140 $14,000
Gary N. Hokkanen Chief Financial Officer (3)	2007 2006	$123,729 $143,285	---------- ----------	---------- ----------	---------- ----------	---------- ----------	---------- ----------	$7,983 $8,318	$131,712 $151,603
Carrie J. Weiler Corporate Secretary (4)	2007 2006	$78,405 $60,451	---------- ----------	---------- ----------	---------- ----------	---------- ----------	---------- ----------	$8,476 ----------	$86,881 $60,451
Allen G. Cowie President, Retail Operations (5)	2007 2006	$141,270 $132,471	$47,090 $51,327	---------- ----------	---------- ----------	---------- ----------	---------- ----------	$13,620 $12,212	$201,980 $196,010
David MacKinnon Chief Technology Officer (6)	2007 2006	$27,235 $133,189	---------- ----------	---------- ----------	---------- ----------	---------- ----------	---------- ----------	---------- $3,876	$27,235 $137,065

(1)
Mr. Poulos was appointed the Company’s President on March 4, 2005, in connection with the acquisition of mmwave Technologies Inc. On September 12, 2005 the Board of Directors appointed Mr. Poulos as President and CEO. Mr. Poulos resigned as CEO on February 4, 2007. 2007 salary represents severance payments made to Mr. Poulos.

(2)
Mr. Simmonds joined the Company in March 2003, served as CEO until September 12, 2005 and as Chairman of the Board and a director until April 17, 2006.  Mr. Simmonds resigned as a director on April 17, 2006. Mr. Simmonds was reappointed to the Board of Directors on February 4, 2007 and was appointed CEO as of the same date. On February 19, 2007, Mr. Simmonds was elected Chairman of the Board of Directors.

(3)	Mr. Hokkanen joined the Company as CFO on May 29, 2003.

(4)	Ms. Weiler joined the Company as Corporate Secretary on May 29, 2003.

(5)
Mr. Cowie joined the Company through the acquisition of Wireless Age Communications Ltd. (the retail operating segment) in October 2002. Mr. Cowie was appointed President of the Retail Operations in October 2004.

(6)	Mr. MacKinnon joined the Company as Chief Technology Officer on August 1, 2005, through the acquisition of Knowlton Pass Electronics Inc. Mr. MacKinnon employment was terminated on September 30, 2006.

Option Grants in 2007 Fiscal Year

The Company made no option grants in 2007

Outstanding Equity Awards at the End of Fiscal 2006

Option Awards						Stock Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market of Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
John G. Simmonds Chief Executive Officer	None	None	None	None	None	None	None	None	None
Gary N. Hokkanen Chief Financial Officer	None	None	None	None	None	None	None	None	None
Carrie J. Weiler Corporate Secretary	None	None	None	None	None	None	None	None	None
Allen G. Cowie President, Retail Operations	None	None	None	None	None	None	None	None	None

Compensation of Directors

Director Compensation
Name and Principal Position	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Steven Dulmage, Director	$25,500	----------	----------	----------	----------	----------	$25,500
Brian Usher-Jones, Director	$25,500	----------	----------	----------	----------	----------	$25,500

Fees

The following fees were paid to directors who were not employees of the Company during fiscal 2007.  During 2007, all directors received fees for services rendered on the Board.  Directors who are full-time employees of the Company receive no additional compensation for serving as directors.  Board members also are reimbursed for all expenses associated with attending Board or Committee meetings. Non-employee directors are paid a $20,000 retainer per annum and meeting fees as follows:

F Fee for each Board meeting	$500
F Fee for each telephone meeting	$500
Fee for each Committee meeting	$500

Compensation Committee Interlocks

During the fiscal year 2007, the Compensation Committee consisted of Messrs. Usher-Jones, Dulmage and Moretto.  Mr. Valliere effectively resigned as a committee member due to his resignation from the Board of Directors on February 19, 2007.

Employment Arrangements

On July 2, 2007, Mr. Gary N. Hokkanen, Chief Financial Officer of Wireless Age Communications, Inc. (the “Company”), agreed to modify his employment arrangement with the Company, effective July 1, 2007.  Mr. Hokkanen has served as the Company’s Chief Financial Officer since May of 2003.

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

On July 2, 2007, Mr. Hokkanen and the Company entered into a Consulting Services Agreement pursuant to which Mr. Hokkanen agreed to reduce his annual compensation to CAD$100,000 and provisions for a bonus were rescinded. The initial term of the Consulting Services Agreement expires June 30, 2009 and if renewed will be renegotiated at that time. All other terms and conditions remain unchanged. The Company and Mr. Hokkanen agreed that due to reduced role and compensation he would not devote all of his time to Company matters. Effective January 1, 2008, Mr. Hokkanen’s salary was increased to CAD$120,000 and a bonus of 1.25% of earnings before interest, taxes, depreciation and amortization (“EBITDA”) if EBITDA exceeds $2,000,000.

On October 1, 2005, the Company entered into a consulting agreement with Medallion Corporation, an entity solely owned by Ms. Carrie Weiler, to obtain the part time corporate secretarial services of Ms. Weiler for a monthly fee of $5,350.  The contract expired on September 30, 2006 but was revised to approximately $7,040 (CAD$8,000) per month effective March 1, 2007. Beginning January 1, 2008 Ms. Weiler salary was increased to CAD$108,000 plus a bonus calculated as 1.25% of EBITDA if EBITDA exceeds $2,000,000.

On January 1, 2006, the Company, entered into an Employment Agreement with Mr. Allen G. Cowie as President of the Company’s wholly owned subsidiaries Wireless Age Communications Ltd. and Wireless Source Distribution Ltd. (the “Cowie Employment Agreement”).  Mr. Cowie has served as President of both companies since October 2004 and previously as Vice-President of Wireless Source Distribution Ltd. since inception in 2002 and Wireless Age Communications Ltd. since July 2000.  Under the terms of the Cowie Employment Agreement, Mr. Cowie will receive annual compensation of CAD$150,000.  Mr. Cowie is also to receive an annual bonus based on a percentage (between 1% and 2.5% depending upon achieving certain minimum levels) of EBITDA of Wireless Age Communications Ltd. and Wireless Source Distribution Ltd.  Mr. Cowie will also be eligible for an additional bonus of up to 15% of his annual base salary at the discretion of the CEO based on his performance in general. Mr. Cowie will receive a monthly car allowance of CAD$1,200. Mr. Cowie will receive 3 weeks vacation and will be eligible for employee benefit plans offered to other Company personnel.  Mr. Cowie has agreed to the Company's customary provisions for loyalty, confidentiality and ownership of intellectual property.  If the Company terminates the employment of Mr. Cowie without cause, the Company shall pay Mr. Cowie a payment of twelve times his current monthly base salary, a payment representing his EBITDA bonus earned thus far and a payment of one month’s salary for every full year of service.  The Company will have the right at any time to terminate Mr. Cowie for just cause without having to make such payments if Mr. Cowie is terminated for just cause or if Mr. Cowie voluntarily resigns or otherwise voluntarily terminates his agreement with the Company.

The initial term of Mr. John Simmonds’ Employment Agreement was February 1, 2007 to March 31, 2008 and could be terminated by the Company on 30 days written notice.  Under the terms of the Employment Agreement, Mr. Simmonds would receive annual compensation of CAD$200,000 (approximately US$184,000) beginning February 1, 2007.  Mr. Simmonds’ Employment Agreement contained other customary terms and conditions commensurate with the position, including a car allowance, repayment out of pocket expenses and reimbursement for personal office rent and utilities. Effective January 1, 2008, Mr. Simmonds’ annual salary was increased to CAD$240,000 and a bonus of 2% of EBITDA if EBITDA exceeds $2,000,000.

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

Compensation Committee

Steven Dulmage
Brian Usher-Jones

Item 11.                            Security Ownership of Certain Beneficial Owners and Management.

As of December 31, 2007, there were no securities of the Company authorized for issuance under equity compensation plans.

The following table sets forth certain information regarding the beneficial ownership of Common Stock as of March 26, 2008 by (i) each director of the Company, (ii) each of the Company’s officers named in the Summary Compensation Table (collectively, the “Named Executive Officers”), (iii) each person who is known by the Company to be the beneficial owner of more than five percent of the Company’s outstanding Common Stock, and (iv) all directors and executive officers as a group.  Except as otherwise indicated below, each person named has sole voting and investment power with respect to the shares indicated.

	Amount and Nature of
	Beneficial Ownership
Name and Address of		Options/
Beneficial Owner (1)	Shares	Warrants (2)	Total (2)	Percent (2)

Steven Dulmage	0	0	0	*
Gary Hokkanen	16,826	0	16,826	*
John Simmonds	623,600	0	623,600	1.1%
Brian Usher-Jones	887,500	0	887,500	1.5%
Carrie Weiler	0	0	0	*
Allen Cowie	0	0	0	*
Jason Moretto	0	0	0	*
Newlook Industries Corp.	31,594,767	0	31,594,767	53.8%

All executive officers and directors as a group (7 persons)(3)	1,527,926	0	1,527,926	2.6%
(1)	The mailing address for each individual listed herein is c/o Wireless Age Communications, Inc. 3565 King Road, Suite 102, King City, Ontario L7B 1M3
(2)

Includes options and warrants exercisable as of the date hereof or within 60 days hereafter. Holdings of less than 1% are indicated by “*”.  Based upon 58,781,842 shares issued and outstanding as of March 26, 2008, (excluding any shares issuable under options or warrants, except with respect to the beneficial holder thereof as indicated in the table above).

(3)	Officers and Directors as a group include Brian Usher-Jones, Steven Dulmage, Gary Hokkanen, Carrie Weiler, John Simmonds, Jason Moretto and Allen Cowie.

Changes in Control

On June 29, 2007, a change in control of the Company occurred. As a result of entering into the Settlement and Release and a Share Exchange Agreement with third parties on June 29, 2007, Newlook owns 31,594,767 shares of the Company's common stock, which was 53.4% of the total number of issued and outstanding shares of the Company's common stock at the time.

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

At the present time, the Company is unaware of any arrangements which may result in a change in control of the Company.

Item 12.                            Certain Relationships and Related Transactions, and Director Independence.

Through the acquisition of mmwave, the Company acquired a debt by Xpress Test Solutions Inc. (an entity in which a former director of the Company is a minority shareholder) to mmwave of $181,676. During fiscal 2005 and since acquisition date of mmwave, the Company has sold products totaling $6,655 and provided services valued at $39,851 to Xpress Test Solutions. On December 31, 2005, Xpress Test Solutions Inc. provided the Company a $181,676, 8% promissory note pursuant to which Xpress Test Solutions Inc. agreed to repay the note over a two year period with an initial payment of $21,496 in January 2006, followed by twenty three monthly payments of $6,999 beginning on February 28, 2006 and ending on December 31, 2007. The shareholders of Xpress Test Solutions Inc. also entered into a Pledge and Security Agreement under which the shares of Xpress Test Solutions Inc. were pledged to the Company as security for the promissory note. As of June 29, 2007, Xpress Test Solutions Inc. owed mmwave $90,003.  Pursuant to a settlement agreement with Brad Poulos dated June 26, 2007 the Xpress Test Solutions debt was transferred to Brad Poulos.

On December 31, 2005, the Company terminated the Lumonall (formerly known as Midland International Corporation) management services agreement and negotiated a settlement agreement whereby all amounts owed to the Company were converted into an 8% promissory note in the amount of $424,734, pursuant to which Lumonall agreed to repay the note over a one year period with an initial payment of $100,000 on March 15, 2006, followed by three payments of $108,244.66 on June 30, 2006, September 30, 2006 and December 31, 2006. Lumonall also agreed to enter into a General Security Agreement providing a first charge security position on all of the assets of Lumonal to the Company.  According to the terms of the promissory note, the Company has the option, but not the obligation, to convert the outstanding principal and interest payment due on each of June 30, 2006, September 30, 2006 and December 31, 2006 into shares of Midland common stock at $0.035 per share. Midland failed to make the payments to the Company and during fiscal 2006 the Company reserved the full amount as a doubtful account.

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

On December 29, 2006, the Company sold 4,860,000 shares of Midland International Corporation to John Simmonds in exchange for a cash payment of $48,600. At the time Mr. Simmonds was not an officer or director nor did he hold any ownership position in the Company.  During fiscal 2007, the Company collected $150,000 from Lumonall.

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

On November 23, 2007 the Company completed a series of related transactions whereby it acquired a total of 751,807 common shares of Newlook and purchased for cancellation warrants to purchase 2,000,000 common shares of Wireless Age.

The Company paid total consideration of approximately CAD$473,957 to acquire the shares and warrants. The Company acquired; 1) 401,250 Newlook common shares and 1,000,000 warrants from Glenn Poulos, 2) 350,557 Newlook common shares and 900,000 warrants from Brad Poulos and 3) 100,000 warrants from Gary Hokkanen. Glenn Poulos is a former director of Wireless Age and was President of mmwave. Brad Poulos is as former director and officer of Wireless Age and Gary Hokkanen is Chief Financial Officer of the Company. The total consideration paid to Glenn Poulos was CAD$250,000, paid in five consecutive monthly installments of $50,000 beginning on November 16, 2007. Total consideration paid to Brad Poulos was CAD$219,153.50 paid in five consecutive monthly installments of CAD$43,830.70 beginning on November 23, 2007. The Company paid US$4,875 to Gary Hokkanen in one payment.

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

Item 13. Exhibits, List and Reports on Form 8-K.

Exhibit No.	Description
--------------	----------------------------
Exhibit 3.1	Certificate of incorporation, as amended to date, incorporated by reference to the exhibits of the Company's Form SB-2 filed with the Commission on February 26, 2001.

Exhibit 3.2	Bylaws as currently in effect, incorporated by reference to the exhibits of the Company's Form SB-2 filed with the Commission on February 26, 2001.

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

Exhibit 10.2
Agreement between Marlon Distributors Ltd., Quasar Paging Ltd., and Bruce Cameron, dated September 30, 2004, with respect to the sale of Marlon Recreational Products Ltd. incorporated by reference to exhibit 10.20 of the Company's Form SB-2 filed with the Commission on February 8, 2005.

Exhibit 10.3
Stock Purchase Agreement between Marlon Distributors Ltd., Wireless Age Communications, Inc. and David MacKinnon, Rosemary Gilbert, Joshua MacKinnon and James S. Hardy, dated July 29, 2005 incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed with the Commission on August 4, 2005.

Exhibit 10.4
Termination Agreement between Simmonds Mercantile and Management Inc. and Wireless Age Communications, Inc., dated September 30, 2005, incorporated by reference to Exhibit 99.1 of the Company’s Form 8-K filed with the Commission on October 6, 2005.

Exhibit 10.5
Employment Agreement between Wireless Age Communications, Inc. and Gary N. Hokkanen, dated December 30, 2005, incorporated by reference to Exhibit 99.1 of the Company's Form 8-K filed with the Commission on January 4, 2006.

Exhibit 10.6
Factoring and Demand Revolving Loan Agreement between TCE Capital Corporation and Wireless Communications Ltd. and Wireless Source Distribution Ltd. dated January 17, 2006, incorporated by reference to Exhibit 10.37 of the Company’s Form 10-KSB filed with the Commission on March 30, 2006.

Exhibit 10.7
Preferred Stock Purchase Agreement between Wireless Age Communications, Inc. and Barron Partners L.P.  dated August 3, 2006, incorporated by reference to Exhibit 10.38 of the Company’s Form SB-2 Amendment No. 1 filed with the Commission on September 15, 2006.

Exhibit 10.8
Registration Rights Agreement between Wireless Age Communications, Inc. and Barron Partners L.P. dated August 3, 2006, incorporated by reference to Exhibit 10.39 of the Company’s Form SB-2 Amendment No. 1 filed with the Commission on September 15, 2006.

Exhibit 10.9
Common Stock Purchase Warrant “A” issued by Wireless Age Communications, Inc. to Barron Partners L.P. dated August 3, 2006, incorporated by reference to Exhibit 10.40 of the Company’s Form SB-2 Amendment No. 1 filed with the Commission on September 15, 2006.

Exhibit 10.10
Common Stock Purchase Warrant “B” issued by Wireless Age Communications, Inc. to Barron Partners L.P. dated August 3, 2006, incorporated by reference to Exhibit 10.41 of the Company’s Form SB-2 Amendment No. 1 filed with the Commission on September 15, 2006.

Exhibit 10.11	Settlement Agreement between Newlook Industries Corp. and Wireless Age Communications, Inc. dated June 29, 2007*

Exhibit 10.12
Factoring Agreement Amendment Agreement between TCE Capital Corporation, Wireless Age Communications Ltd., Wireless Source Distribution Ltd. Wireless Age Communications, Inc., Newlook Industries Corp. and Onlinetel Corp. dated December 13, 2007.*

Exhibit 21	Subsidiaries of the Company.*

Exhibit 31.1	Section 302 Certification of the Chief Executive Officer*

Exhibit 31.2	Section 302 Certification of the Chief Financial Officer*

Exhibit 32.1	Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.*

Exhibit 32.2	Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2003.*

*Filed herein

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

Fees

The following table sets forth the aggregate fees billed by the Company’s independent auditors for fiscal years and 2006 and 2007:

Year	Audit Fees (1)	Audit Related Fees (2)	Tax Fees	All Other Fees (3)	Total
2006	$90,706	$25,597	$ Nil	$ Nil	$116,303
2007	$76,380	$ Nil	$ Nil	$ Nil	$76,380

(1)	Includes fees for the annual audit and quarterly reviews.

(2)           Includes fees for services for miscellaneous compliance audits and other SEC filings.

Change of Auditor

Effective January 29, 2008, the public accounting practice of the firm of Mintz & Partners LLP (“Mintz”), the Company’s independent accountant who audited the consolidated financial statements for our fiscal years ending December 31, 2006, 2005, 2004 and 2003 was acquired by Deloitte & Touche LLP (“Deloitte”).

The Company’s future audit opinions will be provided by the Deloitte & Touche LLP.

SIGNATURES

   In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this Report to be signed on its behalf by the undersigned, thereto duly authorized.

   Date:  March 31, 2008
                            WIRELESS AGE COMMUNICATIONS, INC.

By:
/s/ John G. Simmonds
John G. Simmonds, Chief Executive Officer

           In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ John G. Simmonds		March 31, 2008
John G. Simmonds	CEO, Director and Chairman of the Board (principal executive officer)
/s/ Brian Usher-Jones		March 31, 2008
Brian Usher-Jones	Director
/s/ Stephen Dulmage		March 31, 2008
Stephen Dulmange	Director
/s/ Carrie J. Weiler		March 31, 2008
Carrie J. Weiler	Corporate Secretary, Director
/s/ Jason Moretto		March 31, 2008
Jason Moretto	Director
/s/ Gary N. Hokkanen		March 31, 2008
Gary N. Hokkanen	CFO (principal accounting officer)