Form 10-Q
period 2008-03-31
WIRELESS AGE COMMUNICATIONS INC
filed 2008-05-15
CIK 1130131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the Quarterly Period Ended March 31, 2008

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

The number of shares of common stock outstanding as of May 15, 2008: 58,694,542

Transitional Small Business Disclosure format (Check one):  Yes __No X

Wireless Age Communications, Inc.

PART I. Financial Information

Item 1.  Condensed Financial Statements

Wireless Age Communications, Inc.
Condensed Consolidated Balance Sheets

	Unaudited March 31, 2008	December 31, 2007
ASSETS

Current Assets:
Cash and cash equivalents	$1,028,479	$104,101
Receivables (net of allowance of $45,000)	3,198,730	3,931,412
Inventory	1,915,669	2,438,571
Marketable securities (Note 4)	2,914,998	2,320,317
Due from related parties (Note 5)	62,379	-
Prepaid expenses	134,961	143,548
	9,255,216	8,937,949

Property, plant and equipment, net of accumulated amortization	728,089	726,341
Intangible assets (Note 6)	395,876	332,116
Goodwill (Note 6)	241,026	241,026
TOTAL ASSETS	$10,620,207	$10,237,432

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Due to parent (Note 7)	$-	$190,529
Accounts payable and accrued liabilities	6,981,053	7,207,015
Current portion of deferred revenue and customer deposits	207,268	206,258
Notes payable (Note 8)	286,411	100,880
Current portion of obligations under capital leases (Note 8)	29,432	28,887
Liabilities of discontinued operations (Note 10)	247,426	313,125
Total current liabilities	7,751,590	8,046,694

Deferred revenue and customer deposits	84,749	98,864
Notes payable (Note 8)	140,282	-
Obligations under capital leases (Note 8)	21,504	33,308
Tax obligations	836,181	865,894
Total liabilities	8,834,306	8,046,694

Minority interest	1,283	1,283

Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, Nil shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 58,781,842 shares issued and outstanding at March 31, 2008	58,781	59,473
Additional paid-in capital	17,665,786	17,797,445
Accumulated deficit	(17,117,485)	(17,742,271)
Accumulated other comprehensive income	1,205,097	1,076,742
Treasury stock, 87,300 shares of common stock	(27,561)	-
Total stockholders’ equity	1,784,618	1,191,389
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,620,207	$10,237,432

See accompanying notes to financial statements.

 Wireless Age Communications, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(UNAUDITED)
	Three Months Ended March 31,
	2008	2007

Sales – product	$8,564,273	$5,088,675
Commission and residual revenue	1,058,850	852,993
Total sales	9,623,123	5,941,668

Cost of goods sold – product	7,318,062	4,332,050
Margin on products and services (excluding amortization below)	2,305,061	1,609,618

Selling and administrative expenses	1,684,855	1,238,206
Amortization	69,366	63,716
Earnings from operations	550,840	307,696

Other expenses (income)
Interest	25,725	84,999
Foreign exchange loss (gains)	(99,671)	(5,211)
	(73,946)	79,788

Net income from continuing operations	$624,786	$227,908
Loss from discontinued operations (Note 10)	-	(1,408,732)

Net income (loss)	$624,786	$(1,180,824)
Earnings (loss) per share:
Earnings per share – continuing operations basic	$0.01	$0.007
Earnings per share – continuing operations diluted	0.01	0.006
(Loss) per share – discontinued operations basic	-	(0.044)
Earnings (loss) per share – basic	0.01	(0.037)
Earnings per share – diluted	0.01	-

Weighted average number of common shares outstanding:
Basic	59,358,092	31,452,918
Diluted	59,358,092	38,608,946

Comprehensive Income (Loss)
Net income (loss)	$624,786	$(1,180,824)
Other comprehensive (loss):
Unrealized holding gain on marketable securities	234,633	-
Foreign exchange translation (loss)	(106,278)	(32,439)
Comprehensive income (loss)	$753,141	$(1,213,263)

See accompanying notes to financial statements.

Wireless Age Communications, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
For the three month period ended March 31, 2007
(UNAUDITED)

	Common Stock			Preferred Stock
	Number	Par Value	Additional Paid-in Capital	Number	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity
Balance, December 31, 2006	29,527,918	$29,528	14,075,817	7,142,900	7,143	362,237	(16,818,067)	172,603	(2,170,739)

Conversion of preferred stock to common stock	2,950,000	2,950	149,602	(2,950,000)	(2,950)	(149,602)	-	-	-

Adjustment arising from issuance of warrants	-	-	190,000	-	-	-	-	-	190,000

Foreign currency translation adjustment	-	-	-	-	-	-	-	(32,439)	(32,439)

Net loss for the three month period ended March 31, 2007	-	-	-	-	-	-	(1,180,824)	-	(1,180,824)

Balance, March 31, 2007	32,477,918	$32,478	14,415,419	4,192,900	4,193	212,635	(17,998,891)	140,614	(3,194,002)

See accompanying notes to financial statements.

Wireless Age Communications, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
For the three month period ended March 31, 2008
(UNAUDITED)

	Common Stock
	Number	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2007	59,473,342	$59,473	17,797,445	(17,742,271)	1,076,742	-	1,191,389

Repurchases of common stock	(691,500)	(692)	(131,659)	-	-	-	(132,351)

Repurchased common stock not yet cancelled	-	-	-	-	-	(27,561)	(27,561)

Foreign currency translation adjustment	-	-	-	-	(106,278)	-	(106,278)

Unrealized holding gain on marketable securities	-	-	-	-	234,633	-	234,633

Net earnings for the three month period ended March 31, 2008	-	-	-	624,786	-	-	624,786

Balance, March 31, 2008	58,781,842	$58,781	17,665,786	(17,117,485)	1,205,097	(27,561)	1,784,618

See accompanying notes to financial statements.

Wireless Age Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(UNAUDITED)

	Three months Ended March 31,
	2008	2007
Net cash provided by (used in) operations
Net income from continuing operations	$624,786	$227,908
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization	69,366	63,716
Foreign exchange (gain)	(99,671)	(5,211)
Changes in operating assets and liabilities:
Accounts receivable	732,682	(159,159)
Inventory	522,902	177,463
Prepaid expenses	(15,767)	27,295
Accounts payable and accrued liabilities	(215,859)	(248,614)
Deferred revenue and customer deposits	(13,105)	(6,755)
Due from related parties	(62,379)	-
Net cash provided by operating activities	1,542,955	76,643
Cash flows from investing activities:
Purchase of marketable securities	(125,911)	-
Purchase of distribution rights	(24,353)	-
Additions to property, plant and equipment	(37,454)	(27,444)
Net cash used in investing activities:	(187,718)	(27,444)
Cash flows from financing activities:
Repayment of due to parent	(190,529)	-
Purchases of common stock for cancellation	(159,912)	-
Increase in bank indebtedness	-	9,244
Increase in long-term debt	-	2,072
Repayment of long-term debt	(14,719)	-
Net cash provided by (used in) financing activities:	(365,160)	11,316

Increase in cash from continuing operations:	990,077	60,515

Increase (decrease) in cash from discontinued operations:	(65,699)	715,869

Increase in cash	924,378	776,384
Cash, beginning of period	104,101	285,030
Cash, end of period	$1,028,479	$1,061,414

Non cash financing activities:
During the three month period ended March 31, 2008, the Company:
• Acquired intangible assets, valued at $97,418, through the issuance of a $97,418 promissory note.
• Acquired 720,000 common shares of Newlook, by issuing a $280,565 promissory note.

During the three month period ended March 31, 2007, the Company:
• Issued warrants to purchase 2,000,000 common shares, valued at $190,000.

During the three month period ended March 31, 2008 and 2007, the Company paid cash interest of $25,725 and $84,999, respectively, and did not pay cash taxes in either period

See accompanying notes to financial statements.

Wireless Age Communications, Inc.

Notes to Condensed Consolidated Financial Statements
March 31, 2008
(Unaudited)

Note 1 – Basis of Presentation and nature of operations

The accompanying condensed unaudited consolidated financial statements of Wireless Age Communications, Inc. (referred to herein as “we,” “our” or the “Company”) have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of the management of the Company, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2007.

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

Discontinued Operations

The operating results of Knowlton Pass Electronics Inc. (operating as Wireless Works) prior to its disposal on March 1, 2007 have been classified as discontinued operations. The operating results of mmWave Technologies Inc. which was assigned into bankruptcy on June 29, 2007, have also been classified as discontinued operations – Note 10. In addition the assets and liabilities of mmWave Technologies Inc. have been segregated as assets and liabilities held for sale.

Note 2 – Recent developments

Stock Repurchases

During the three month period ended March 31, 2008, the Company paid $159,912 to acquire 778,800 shares of its common stock for cancellation. As at March 31, 2008, 691,500 shares, valued at $132,351 had been cancelled and 87,300 shares, valued at $27,561, were held in treasury for cancellation during April 2008.

Callmore Acquisition

On March 20, 2008, the Company acquired distribution rights from Callmore Communications Inc. for $97,418 (CAD$100,000), $24,355 (CAD$25,000) paid at closing and $24,355 to be payable in three consecutive monthly payments beginning April 1, 2008. The Callmore business assets will be utilized within the Commercial operating segment.

Purchases of Newlook Securities

During the first quarter of fiscal 2008, the Company acquired an additional 1,060,000 common shares of Newlook Industries Corp., the Company’s controlling shareholder, for total consideration of $406,268 (CAD$417,050). Of these securities; 1) 720,000 shares were acquired from Eiger Technology Inc. (“Eiger”) (a related party by virtue of common officers and directors) by agreeing to cancel an option to acquire 180,000 shares of Newlook Industries Corp. on each of September 8, 2008, March 8, 2009, September 8, 2009 and March 8, 2010 at an exercise price of CAD$0.40 per share and convert to an outright purchase for consideration of $280,565 (CAD$288,000) under a promissory note payable$70,141 (CAD$72,000) on each of September 8, 2008, March 8, 2009, September 8, 2009 and March 8, 2010, 2) 180,000 were acquired from Eiger  through the cash exercise of options held of $70,141 (CAD$72,000) and 3)10,000 shares from Eiger for cash consideration of $974 (CAD$1,000) and 4) 150,000 shares from a third party for cash consideration of $54,796 (CAD$56,250).

Note 3 – Summary of Significant Accounting Policies

Interim Financial Information

The consolidated balance sheet as of March 31, 2008, the consolidated statements of operations for the three months ended March 31, 2008 and March 31, 2007, and the consolidated statements of cash flows for the three months ended March 31, 2008 and March 31, 2007 have been prepared by the Company and are unaudited. The consolidated balance sheet as of December 31, 2007 was derived from the audited consolidated financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

Certain information and footnote disclosures normally included in consolidated financial statements have been condensed or omitted. It is the opinion of management that all adjustments (which include normal recurring adjustments) necessary for a fair statement of financial results are reflected in the interim periods presented. Accordingly, these consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

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

Property, plant and equipment are reviewed for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”. Under SFAS No. 144, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.  An impairment charge is recognized for the amount, if any, which the carrying value of the asset exceeds the fair value.

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

Residual premiums are amounts paid for future residual revenue of retail cellular and telecommunications subscriber business recorded at cost less accumulated amortization.  Amortization is provided for on a straight-line basis over five years.  Agency fees are amortized over the term of the related agreement (ten years) on a straight-line basis.

Commercial business segment distribution rights are amortized on a straight-line basis over five years.

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

Revenue Recognition

The Company recognizes revenue from the sale of telecommunications equipment, digital subscriber line equipment, accessories and other electronics products, when the products are delivered and accepted by the customer and collectability reasonably assured.  Activation commission fees earned from the telephone companies are recognized at the time of activation by the customer and include the sale of post paid cellular service contracts, high speed internet and television services.  Residual commission fees are recognized at the point in time they are earned. The Company receives revenue from rental contracts for radio equipment and recognizes the revenue upon completion of the service. The Company receives co-op advertising revenue from the telephone companies based on the requirement to spend 30-60% of the available co-op advertising allotment.  Any amount received under this program is deducted from advertising expense.

Discontinued Operations

The Company has followed Statement of Financial Accounting Standard No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”. Accordingly, the Company recognized as discontinued operations the results of the Wireless Works division and the mmwave subsidiary (see Note 10).

Recent Accounting Pronouncements

In September 2006, FASB issued FASB Statement No. 157 “Fair Value Measurements” (“SFAS 157”).  This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements.  This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute.  Accordingly, this Statement does not require any new fair value measurements.  However, for some entities, the application of this Statement will change current practice.  This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company adopted SFAS 157 effective January 1, 2008 and it did not have a significant impact on the consolidated financial statements.

In February 2007, the FASB issued FASB Statement NO. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”). The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains or loses on items for which the fair value option has been elected in earnings (or another performance indication if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. FASB No. 159 is effective as of the beginning of the fiscal years beginning after November 15, 2007. The Company adopted SFAS 159 effective January 1, 2008 and it did not have a significant impact on the consolidated financial statements.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosure about Derivative Instruments and Hedging Activities, an amendment to FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and the cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entity’s with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

Note 4 – Marketable Securities

Available for sale securities

During the year ended December 31, 2007, the Company acquired 2,680,307 common shares and options to acquire a further 900,000 common shares (at CAD $0.40 per share) of its controlling shareholder Newlook, which is listed on the TSX Venture Exchange under the symbol “NLI”, for total cash consideration of $1,324,618 (CAD $1,313,063).

During the first quarter of fiscal 2008, the Company acquired an additional 1,060,000 common shares for total consideration of $406,268 (CAD$417,050). Of these securities; 1) 720,000 shares were acquired from Eiger Technology Inc. (“Eiger”) (a related party by virtue of common officers and directors) by agreeing to cancel an option to acquire 180,000 shares on each of September 8, 2008, March 8, 2009, September 8, 2009 and March 8, 2010 at an exercise price of CAD$0.40 per share and convert to an outright purchase for consideration of $280,565 (CAD$288,000) under a promissory note paid $70,141 (CAD)$72,000 on each of September 8, 2008, March 8, 2009, September 8, 2009 and March 8, 2010, 2) 180,000 were acquired from Eiger for through the cash exercise of options held of $70,141 (CAD$72,000) and 3)10,000 shares from Eiger for cash consideration of $974 (CAD$1,000) and 4) 150,000 shares from a third party for cash consideration of $54,796 (CAD$56,250).

At March 31, 2008 the fair value of the 3,740,307 common shares was $2,914,998 (CAD $2,992,246) based on the closing share price of CAD $0.80.  Accordingly the Company recorded a $1,230,332 unrealized gain on marketable securities within accumulated other comprehensive income.

Note 5 – Due from Related Parties

Amounts due to or from related parties arise from advances to or provided by entities with common officers and/or directors or cross-ownership.  The balances may arise by one party making payment for expenses of the other party or services provided by one party to the other.

As of March 31, 2008, various entities with common officers to the Company, owed $62,379 for services and shared office spaced provided by the Company to the related parties. The services provided were primarily for administrative support. Amounts invoiced for these services are due when rendered.

Note 6 – Intangible Assets & Goodwill

Intangible assets as at March 31, 2008 and December 31, 2007 are as follows:

As of March 31, 2008	Gross Carrying Amount	Accumulated Amortization	Net 2008
Intangible assets subject to amortization:
Retail segment:
Residual premiums	$1,217,203	$(989,860)	$227,343
MTS agency fee	311,727	(240,612)	71,115

Retail intangible assets subject to amortization	1,528,930	(1,230,472)	298,458

Commercial segment:
Callmore distribution rights	$97,418	$-	$97,418

Commercial intangible assets subject to amortization	97,418	-	97,418

Total intangible assets subject to amortization	1,626,348	(1,230,472)	395,876

As of December 31, 2007	Gross Carrying Amount	Accumulated Amortization	Net 2008
Intangible assets subject to amortization:
Retail segment:
Residual premiums	$1,249,344	$(998,942)	$250,402
MTS agency fee	322,816	(241,102)	81,714

Retail intangible assets subject to amortization	1,572,160	(1,240,044)	332,116

Total intangible assets subject to amortization	1,572,160	(1,240,044)	332,116

On March 20, 2008, the Company acquired wireless communications distribution rights valued at $97,418 (CAD$100,000) from Callmore Communications, Inc. and will be amortized over the 5 year estimated useful life. The assets consist of communications equipment distribution rights and will utilized within the commercial operating segment.

Aggregate amortization expense for the three month period ended March 31, 2008: $22,746.

Estimated amortization expense:

For the remainder of the year ended December 31, 2008	$83,139
For the year ended December 31, 2009	$110,853
For the year ended December 31, 2010	$94,471
For the year ended December 31, 2011	$79,036
For the year ended December 31, 2012	$25,516
For the year ended December 31, 2013	$2,861

Goodwill

The changes in the carrying amount of goodwill which is solely in respect of the retail segment for the three month period ended March 31, 2008, are as follows:

	Retail Segment	Commercial Segment	Total

Balance as of January 1, 2008	$241,026	$ nil	$241,026
Goodwill acquired	-	-	-

Balance as of March 31, 2008	$241,026	$ nil	$241,026

The retail segment will be tested for impairment in the fourth quarter during the annual budgeting and forecasting process. The fair value of the reporting unit is estimated using the expected present value of future cash flows.

Note 7 – Due to Parent

On December 13, 2007, the Company amended the terms of its line of credit with its asset based lender.  The Company, together with its controlling shareholder Newlook, obtained a new loan facility totaling $2,435,370 (CAD$2,500,000).  The amended facility includes; 1) a new $1,461,222 (CAD$1,500,000), 18% per annum, 3 year term loan and 2) the existing $1,461,222 (CAD$1,500,000) loan facility was reduced to $974,148 (CAD$1,000,000).  The effective annual interest rate on the new facility was reduced from approximately 24.6% to approximately 17.9%.  There no principal repayments required under the term loan until maturity but the Company is obligated to pay interest on a monthly basis. The term loan may be retired 18 months into the term on 90 days notice subject to a $73,061 (CAD$75,000) prepayment penalty.  The assets of the Company remain as collateral for the amended facilities.

The Company and Newlook agreed that the primary borrower would be Newlook and that Newlook would advance funds to the Company as needed.  As of March 31, 2008 $nil had been loaned by Newlook to Wireless Age under the amended line of credit.  As of March 31, 2008 a total of $2,148,373 (CAD $2,205,305) had been drawn by Newlook ($1,461,222 under the term loan and $687,151 under revolving portion of the facility).

The Company and Newlook each guaranteed the others indebtedness to the asset based lender.  Pursuant to an arrangement between the Company and Newlook, Newlook became the primary borrower with the lender and accordingly the liability to the lender is recorded on the balance sheet of Newlook.  Any portion of this indebtedness advanced by Newlook to the Company is recorded as Due to Parent on the Company’s balance sheet.

Note 8 – Notes Payable and Obligation under Capital Leases

Notes Payable

On November 1, 2007 the Company issued a $97,415 (CAD$100,000) promissory note as part of the consideration to acquire the G.L. Enns Electronics Selkirk store.  The promissory note is non-interest bearing and will be paid $24,354 (CAD$25,000) on each of January 31, 2008, February 29, 2008, March 31, 2008 and April 30, 2008. On March 31, 2008 the Company did not make the scheduled payments as previously agreed and $73,064 was outstanding under the note. Subsequent to March 31, 2008 a $23,354 (CAD$25,000) payment was made on the promissory note.

On March 20, 2008, the Company issued a $73,064 (CAD$75,000) non-interest bearing promissory note as partial consideration for the business assets of Callmore Communications Inc. Pursuant to the terms of the note $24,354 (CAD$25,000) will be paid in three consecutive monthly payments beginning April 1, 2008.

On March 31, 2008, the Company issued a $280,565 (CAD$288,000) non-interest bearing promissory note to Eiger a related party by virtue of common directors and officers, to acquire 720,000 shares of Newlook. The note will be repaid $70,141 (CAD $72,000) on each of September 8, 2008, March 8, 2009, September 8, 2009 and March 8, 2010.

Obligations under Capital Leases

March 31, 2008

Capital lease obligations	50,936
Less: current portion:	(29,432)

$21,504

Capital lease obligations include three leases with monthly payments ranging between $242 (CAD$248) and $1,655 (CAD$1,699) and including interest at rates ranging between 12.5% and 16.2%. Equipment is pledged as security.

Note 9 – Segmented Information

The following table shows revenues, profits or loss, for the three month period ended March 31, and identifiable assets by operating segment:

	2008	2007
Revenues
Retail – sale of tangible products	$4,120,165	$2,440,118
Retail – activation commissions and residual payments	1,044,011	821,172
Commercial – sale of tangible products	4,444,108	2,648,557
Commercial – activation commissions and residual payments	14,839	31,821

Consolidated revenues	$9,623,123	$5,941,668

Profit or Loss
Retail	$671,233	$357,022
Commercial	94,111	75,135
Unallocated amounts:
Corporate costs	(140,558)	(204,249)
Loss from discontinued operations (Note 10)	-	(1,408,732)

Consolidated income (loss)	$624,786	$(1,180,824)

Assets
Retail	$3,469,504	$4,883,548
Commercial	3,086,270	274,333
Intangible assets and goodwill - retail	539,484	417,525
Intangible assets and goodwill - commercial	97,418	-
Unallocated corporate assets	3,427,531	133,393
Assets of discontinued operations held for sale	-	1,181,470

Consolidated assets	$10,620,207	$6,890,269

Note 10 – Discontinued Operations

During fiscal 2006 the Company began a process of reviewing all non-profitable divisions, sub-categories, lines of business or segments for their long term viability.

Knowlton Pass Electronics Inc.

Through the review process the Company came to the conclusion that the Wireless Works business unit (component of the Commercial operating segment) was non-strategic in the long run, difficult to fund and placed the unit for sale. Effective March 1, 2007 the Company sold the Wireless Works business unit. The operating results of the Wireless Works business unit prior to disposition have been classified as discontinued operations.

The summarized operating results for discontinued operations during the three month period ended March 31, are as follows:

	2008	2007

Revenues	$-	$82,101
Costs and expenses	-	87,234

Net loss from operations	$-	$(5,133)
Gain on disposal	$-	$315,800

Net gain	$-	$310,667

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

mmwave Technologies Inc.

Substantially all of mmwave’s employees were terminated effective February 1, 2007 and all office locations were closed. The operating results of mmwave have been regarded as discontinued effective February 1, 2007. On June 29, 2007, the Company assigned mmwave into bankruptcy.

The summarized operating results for discontinued operations, for the three month period ended March 31, are as follows:

	2008	2007

Revenues	$-	$781,016
Costs and expenses	-	2,180,238

Net income (loss)	$-	$(1,719,399)

The summarized statement of cash flows of discontinued operations for the three month periods ended March 31, 2008 and 2007 are as follows:

	2008	2007

Loss from discontinued operations	$-	$(1,408,732)
Amortization	-	57,944
Changes in operating assets and liabilities	(65,699)	2,411,327

Net cash used in operating activities	(65,699)	1,060,589

Net cash used in investing activities	-	-

Net cash used in financing activities	-	(344,720)

(Decrease) increase in cash from discontinued operations	$(65,699)	$715,869

Item 2. Management’s Discussion and Analysis or Plan of Operation.

The following is management's discussion and analysis of the interim financial results, liquidity and capital resources as well as accounting policies and other key items related to our business and performance. Our objective is to provide investors and readers with an understanding of the key variables and other qualitative and quantitative factors that are unique to our business and that management focuses on in evaluating and measuring our financial performance and financial condition. We will discuss and analyze significant known trends, demands, commitments, events and uncertainties that we believe are important to an understanding of our business. This section should be read in conjunction with our Consolidated Financial Statements and related notes in the "Financial Statements" section of our 2007 Annual Report on Form 10-KSB.  References to per share amounts reflect fully diluted per share amounts or basic diluted per share amounts where per share amounts would be anti dilutive. Certain prior year amounts included in this section have been reclassified to conform to the current year presentation.

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

Because of these and other factors that may affect our operating results, our past performance should not be considered as an indicator of future performance, and investors should not use historical results to anticipate results or trends in future periods. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Readers should carefully review the risk factors described in this and other documents that we file from time-to-time with the Securities and Exchange Commission, including subsequent Current Reports on Form 8-K, Quarterly Reports on Form 10-Q and Annual Reports on Form 10-K.

Overview

During the quarter ended March 31, 2008, the Company generated net income of $624,786 from operations. Management’s efforts to reduce costs, sell or eliminate unprofitable business units and improve the financial performance of the Company are reflected in the financial results for the first quarter of fiscal 2008. Continuing operations consists of the retail operating segment and remaining commercial segment businesses, including distribution of prepaid cards, land mobile radios, and accessories.

Results of operations

For the three month period ended March 31, 2008 and 2007

The Company recorded net income from continuing operations of $624,786 during the three month period ended March 31, 2008 compared to $227,908 in the comparative period a year ago. During the three month period ended March 31, 2007 the Company recorded certain of its operations as discontinued operations (Note 10). During the comparative period ended March 31, 2007 the Company recorded a loss of $1,408,732 from discontinued operations.

Revenues for the consolidated entity including product sales, commissions and residual revenue during the three month period ended March 31, 2008 were $9,623,123 compared to $5,941,668 during the first quarter of 2007, representing a 62% increase in sales over the comparative period in the prior year. Sales of the retail segment were $5,164,176, compared to $3,261,290 in 2007 and sales of the commercial segment were $4,458,947 compared to $2,680,378 in 2007.

Sales of the retail segment during the three month period ended March 31, 2008 and 2007 can be broken down into the following subcategories:

	2008	2007
Cellular hardware, radios and accessories	$4,120,165	$2,440,118
Commission and residual revenue	1,044,011	821,172

	$5,164,176	$3,261,290

The sales of the retail segment for the three month period ended March 31, 2008 increased 58.3% over the same three month period of 2007. Sales of hardware increased 68.9% and commission and residual revenue grew 27.1%. A portion of the increase can be attributable to foreign exchange fluctuations, the CAD$ vis-à-vis the US$ appreciated 16.1% between the comparative periods.  Handset sales are consistently driving the growth within the retail segment and are a direct result of new and improved handsets and accessories entering the market place, the segment’s ability to successfully sell existing clientele on new handset features and increasing penetration rates in the mobile telephone industry.

The revenues of the commercial segment represent the sale of prepaid cellular cards, two-way radios, accessories and commissions earned from sale of hardware under supplier representation agreements. Sales of the commercial segment during the current quarter were $4,458,947 compared to $2,680,378 during the first quarter of fiscal 2007. Sales of the commercial segment grew by 66.4%, a portion of which can be attributed to foreign exchange fluctuations.

Sales of the commercial segment during the three month period ended March 31, 2008 and 2007 can be broken down into the following subcategories:

	2008	2007
Prepaid cards, two way radios and accessories	$4,444,108	$2,648,557
Commission revenue	14,839	31,821

	$4,458,947	$2,680,378

The growth in revenues within the commercial segment is led by the distribution of prepaid cards. Prepaid cellular airtime is becoming a fast growing choice for the youth and senior cellular market.

Margin from products and services during the three month period ended March 31, 2008 was $2,305,061 up from $1,609,618 during the first quarter of fiscal 2007. Margin including commissions and residual revenue (which have no associated cost of sales) as a percentage of total sales was 24.0% during the three month period ended March 31, 2008, compared to 27.1% in the first quarter of fiscal 2007. Margin on product sales, excluding commission and residual revenue, as a percentage of product sales decreased from 14.9% during the three month period ended March 31, 2007 to 14.6% in the current quarter. Gross profit as a percentage of product sales decreased due to sales mix, i.e. incremental revenues were from lower margin business lines.

Selling and administrative expenses from continuing operations increased from $1,238,206 during the three month period ended March 31, 2007 to $1,684,855 during the three month period ended March 31, 2008. Selling and administrative expenses expressed as a percentage of total revenue decreased from 20.8% to 17.5% year over year reflecting the cost control philosophy of new management.

Selling and administrative expenses during the three month period ended March 31, 2008 and 2007, included:

	2008	2007
General and administrative costs	254,023	234,893
Professional and consulting fees	133,726	92,667
Rent and occupancy costs	194,946	166,832
Wage and benefit costs	1,102,160	743,814

	$1,684,855	$1,238,206

General and administrative expenses totaled $234,893 for the three month period ended March 31, 2007 compared to $254,023 for the comparable period ended March 31, 2008. The increase is the result of incremental operating costs associated with the rising levels of sales activity in the Company.

Professional and consulting fees were $92,667 during the three month period ended March 31, 2007 compared to $133,726 during the three month period ended March 31, 2008. Professional and consulting fees include expenses for accounting and legal, directors’ fees and other consultants and reflect the rising activity level in the Company.

Rent and occupancy costs were $166,832 during the three month period ended March 31, 2007 compared to $194,946 in the comparative period in the current year. The corporate offices have been relocated from shared space with mmwave to a stand alone suite in King City and the retail segment is operating the new Selkirk store during the current period.

Wages and benefits have increased from $743,814 for the three month period ended March 31, 2007 to $1,102,160 for the first quarter of 2008. This is a result of increased levels of commissions due to the increased business activity.

Amortization expense during the three month period ended March 31, 2007 was $63,716 compared to $69,366 during the comparative period in the current year. The minor rise is attributable to additional property and equipment in new store and corporate locations.

Interest expense decreased from $84,999 during the three month period ended March 31, 2007 to $25,725 during the current quarter. The decrease is a result of lower levels of borrowing during the current quarter and the result of the renegotiated lending arrangement with the Company’s asset based lender.

During the quarter ended March 31, 2007 the Company incurred a foreign exchange gain of $5,211 arising from translation of Canadian dollar denominated assets and liabilities translated into the reporting currency. The Company experienced a foreign exchange gain of $99,671 in the comparative period in 2008. The substantial gain in the current period is a result of marketable securities held in Canadian dollars appreciating as a result of the decline in the US dollar vis-à-vis the CAD dollar.

The overall loss per share for the three month period ended March 31, 2007 was $0.037 compared to $0.011 earnings per share during the three month period ended March 31, 2008.

Discontinued Operations (for the three month period ended March 31, 2007 only)

Revenues of discontinued operations for the three month period ended March 31, 2007 were $863,117 ($82,101 from Knowlton Pass Electronics Inc. prior to the sale on March 1, 2007 and $781,016 from mmwave Technologies Inc. prior to its bankruptcy).  Costs and expenses were $2,267,472 in the prior quarter ($87,234 from Knowlton Pass Electronics Inc. and

$2,180,238 from mmwave Technologies Inc. – including a special severance provision for the Company’s former CEO and the former President of mmwave Technologies Inc. totaling $516,411). The Company also recorded a gain of $315,800 on the disposal of Knowlton Pass Electronics Inc. in the quarter end March 31, 2007. The net loss from discontinued operations was $1,408,732 during the quarter ended March 31, 2007. Loss per share from discontinued operations was $0.044 per share in the prior quarter.

Critical Accounting Policies and Estimates

The discussion and analysis of results of operations and financial condition are based upon the consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The preparation of these consolidated financial statements requires management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. Management evaluates the estimates on an on-going basis, including those related to bad debts, inventories, investments, customer accounts, intangible assets, income taxes, and contingencies and litigation. Management bases its estimates on historical experience and on various other assumptions that they believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Note 3 of the "Notes to Condensed Consolidated Financial Statements" include a summary of the significant accounting policies and methods used in the preparation of the consolidated financial statements. The following is a brief description of the more significant accounting policies and methods the Company uses.

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

We believe that revenue recognition is substantially objectively measured and other than collectability which is covered elsewhere, there are no elements of estimates in them. However, in our long term contracts, which at current levels are generally not material, there are estimates of completion on how much is earned and therefore are subject to risks of inexact estimates by management.

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

Financial Condition

Since year end, total assets have increased by $382,775 to $10,620,207 at March 31, 2008. Current assets have increased by $317,267 and non current assets have increased by $65,508.

Current assets increased during the current year by $317,267 to $9,255,216 at March 31, 2008. Receivables decreased by approximately $732,000 primarily due to a reduction in level of sales from the 4th quarter of fiscal 2007. Inventory levels have decreased by approximately $523,000 also reflecting the slow part of the fiscal year. Prepaid balances also have declined since year end by approximately $9,000 due to normal business fluctuations. Offsetting these decreases were increases in cash balances of approximately $924,000, the fair value of marketable securities available for sale increased by approximately $595,000 to $2,914,998 and the Company also recorded amounts due from related parties (for shared office space and other administrative services provided) of $62,379.

Net property, plant and equipment assets have increased since year end by approximately $2,000 to $728,089 at March 31, 2008.  The net increase is primarily due to additional property and equipment assets acquired in new store locations and the corporate office.

Intangible assets increased since year end by $63,760 due a commercial segment acquisition offset by normal amortization of certain intangibles. Goodwill did not change during the period.

Total liabilities have decreased since December 31, 2007 by $210,454 to $8,834,306 at March 31, 2008. Current liabilities decreased by $295,104 to $7,751,590 during the current period. Accounts payable decreased by approximately $226,000, due to parent lending decreased by approximately $191,000, and liabilities of discontinued operations decreased by approximately $66,000 to $247,426. Offsetting these decreases were increases of approximately $1,000 in current portion of deferred revenues and deposits, approximately $186,000 in notes payable and approximately $500 in current portion of capital lease obligations. Substantially all of the changes in current liabilities are the result of normal business fluctuations. However, the increase in current portion of notes payable is associated with the Company’s acquisition of the business assets of Callmore Communications ($73,064 or CAD$75,000) and additional Newlook common shares ($140,283 or CAD$144,000).

The non-current portion of deferred revenues and customer deposits was $88,749, tax obligations associated with accounting pronouncements adopted in the prior year were $836,181, the long term portion of notes payable were $140,282 and the long term portion of the obligations under capital lease totaled $21,504 at March 31, 2008.

Minority interest, which represents the amount of net assets owed to the parties holding the remaining 0.3% of Wireless Age Communications Ltd., remained at $1,283 at March 31, 2008.

Stockholders’ equity has increased since year end by $593,229 to $1,784,618 at March 31, 2008. The increase is the result of:

1.	A decrease in common stock and additional paid in capital arising from repurchase of 691,500 of the Company’s common shares, valued at $132,351,
2.	A decrease in additional paid in capital associated with the repurchase for cancellation during the month of April of a further 87,300 shares of the Company’s common stock, valued at $27,561,
3.	Foreign exchange loss of $106,278 recorded within accumulated other comprehensive income,
4.	An unrealized holding gain on marketable securities of $234,633 recorded within accumulated other comprehensive income and
5.	A decrease in accumulated deficit representing the $624,786 net income for the current quarter.

Liquidity and Capital Resources

As March 31, 2008, the Company had current assets of $9,255,216 and current liabilities of $7,751,590, indicating working capital of $1,503,626 compared to $891,255 at the beginning of the year. The increase in working capital is primarily the result of an increase in the fair value of marketable securities.

Cash provided by continuing operating activities amounted to $1,542,955 during the three month period ended March 31, 2008, primarily as a result of the net income adjusted for non cash items and various changes in operating assets and liabilities. Cash used in continuing investing activities during the period amounted to $187,718, primarily consisting of cash used to acquire additional marketable securities, intangible assets and capital assets. Cash used in financing activities during the current period amounted to $365,160, and primarily represented repayment of debt, amounts due to Newlook (the Company’s parent) and used to acquire shares of the Company’s stock for cancellation. The cumulative affect of all these changes resulted in a net increase in cash of $990,077 from continuing operations. Net cash used in discontinued operations totaled $65,699.

The Company is continuing to generate strong cash flow which management intends to use in acquisition and other short term investments.

Off-Balance Sheet Arrangements

The Company and Newlook (the Company’s controlling shareholder) have pledged their assets under a Factoring Agreement with an asset based lender (Note 7).  The Company and Newlook are able to borrow up to CAD $2,500,000, $1,500,000 under a 3 year term loan and up to $1,000,000 under a revolving type facility.  The Company and Newlook each guaranteed the others indebtedness to the asset based lender.  Pursuant to an arrangement between the Company and Newlook, Newlook became the primary borrower with the lender and accordingly the liability to the lender is recorded on the balance sheet of Newlook.  Any portion of this indebtedness advanced by Newlook to the Company is recorded as Due to Parent on the Company’s balance sheet.

Other than as described above, the Company does not have any material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

PART II. Other Information

Item 1.  Legal Proceedings.

To the knowledge of the Company, there are no other materials pending legal proceedings to which the Company is a party or of which any of its property is subject and Company management is not aware of any threatened proceedings by any other person, organization or governmental authority.

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

On January 31, 2008, the Company filed Form 8-K providing details of changes occurring with its certifying accountant.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIRELESS AGE COMMUNICATIONS, INC.

May 15, 2008

/s/ John G. Simmonds	/s/ Gary N. Hokkanen
Name: John G. Simmonds	Name: Gary N. Hokkanen
Title: Principal Executive Officer	Title:	Principal Financial Officer and Principal Accounting Officer