Form 10KSB/A
period 2007-12-31
WIRELESS AGE COMMUNICATIONS INC
filed 2008-09-02
CIK 1130131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-KSB/A
Amendment No. 1

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

DOCUMENTS INCORPORATED BY REFERENCE

The following document is incorporated by reference into Part III of the Annual Report on Form 10-KSB: None

Transitional Small Business Disclosure Format (check one):  Yes  ☐    No  ☒

Explanatory Note: This Amendment No. 1 on Form 10-KSB of Wireless Age Communications, Inc. for the fiscal year ended December 31, 2007, which was filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2008, is to restate the financial statements for the fiscal periods ended December 31, 2006 and 2007, for errors identified by the Company.  The consolidated balance sheets as at December 31, 2007 and 2006, and the consolidated statements of operations ,cash flows and stockholders’ equity (deficiency) for the fiscal years ended December 31, 2007 and 2006 have been restated to correct the following errors:

1) In December 2007, the Company amended the terms of its existing line of credit. Under the amended credit facilities, the Company, together with its controlling shareholder, Newlook Industries Corp., became co-borrowers of a loan totaling $2,520,000.  The amended facilities included: 1) a new $1,513,000 (CAD $1,500,000) 18% per annum 3 year term loan; and 2) a $1,007,000 (CAD $1,000,000) revolving facility. The assets of the Company remained as collateral for the amended facilities.  As at December 31, 2007, $1,513,200 was drawn under the term loan and $nil was drawn under the revolving facility. The Company and Newlook agreed that the full proceeds of the term loan would be advanced to Newlook.  The Company did not originally recognize the term loan on its consolidated balance sheet as at December 31, 2007 on the basis that the proceeds were fully advanced to Newlook. Upon further analysis, the Company concluded this accounting treatment was incorrect as this did not reflect its legal obligation as a borrower under the facility.  As a result, the Company has restated its consolidated balance sheet to reflect its obligation under the term loan with a corresponding “Due from related parties” balance representing the amount advanced to Newlook;

2) In 2006 and 2007, the Company recognized incremental beneficial conversion features in its convertible preferred stock upon the resolution of certain contingent events that decreased the price into which the preferred stock could be converted into common stock.  This resulted in the recognition of deemed dividends of $3,848,714 and $2,515,767 in 2006 and 2007, respectively, which, in total, represented an excess of $5,995,101 over the proceeds originally ascribed to the conversion feature on its initial recognition. Upon further review of Emerging Issues Taks Force (“EITF”) Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company determined that the excess should be reversed in order to limit the discount assigned to the beneficial conversion feature to the amount of the proceeds allocated to it. The impact of this restatement for both 2006 and 2007 is to decrease expenses, accumulated deficit, and additional paid-in-capital.

3) In 2007, the Company issued 6,666,667 common shares to Newlook to cancel 5,000,000 A warrants and 5,000,000 B warrants (see Note 14), and recognized an expense of $673,274 equal to the difference between the fair value of the common shares and the carrying value of the warrants.  The Company has reallocated the expense to accumulated deficit as the issuance of common shares represents, in substance, a payment made to induce conversion of the warrants; the Company therefore accounted for the transaction in a manner similar to that prescribed by EITF Topic D-42, The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The impact of this restatement is to decrease expenses in 2007.

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

Recent Developments

Renegotiated TCE Capital Corporation Financing

On December 13, 2007, Wireless Age entered into a series of agreements to amend the terms of its loan facility with TCE Capital Corporation (“TCE”).

Wireless Age and Newlook Industries Corp. (“Newlook”), controlling shareholder of Wireless Age, combined their assets and collateral to create a new loan facility totaling CAD$2,500,000 (approximately US$2,520,000). The amended facility includes; 1) a new CAD$1,500,000 (US$1,513,000) 18% per annum, 3 year term loan and 2) the existing Wireless Age CAD$1,500,000 loan facility is reduced to CAD$1,000,000 (US$1,007,000). The effective annual interest rate on latter portion of the new facility is reduced from approximately 24.6% to approximately 17.9%. The term loan is interest only and may be retired 18 months into the term on 90 days notice subject to a CAD$75,000 (US$76,000) prepayment penalty.

Newlook is the controlling shareholder of Wireless Age.

The new facilities were arranged by way of Wireless Age (and certain of its subsidiaries) and Newlook (including its subsidiary Onlinetel Corp.) entering into a Factoring Agreement Amendment Agreement with TCE Capital Corporation.

Certain operating subsidiaries also entered into Cross Guarantee and Postponement of Claim Agreements of the indebtedness of Newlook to TCE. Wireless Age entered into Continuing Guarantee and Postponement of Claim Agreements with TCE. Other documentation customary with transactions of this type was executed by the various parties. Newlook and Wireless Age are co-borrowers under the facilities.

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

On August 3, 2006, the Company entered into an agreement with Barron Partners LP, (“Barron Partners”) an investment fund based in New York (the “Barron Agreement”), pursuant to which Barron Partners made an investment in convertible preferred stock (the “Series A Preferred Shares”) and warrants of the Company. The Series A Preferred Shares and the warrants (if fully exercised under the initial terms and conditions) would generate total proceeds of $6.625 million to the Company. At the closing, the Company received $1,000,000 cash and issued 7,142,900 Series A

Preferred Shares and warrants to purchase 7,500,000 common shares at $0.25 per share and 7,500,000 common shares at $0.50 per share.

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

The Company recorded a deemed dividend on issuance of preferred stock of $369,380 representing the value of the conversion feature of the preferred stock on date of issuance. This non-operating expense arises from Financial Accounting Standards Board, Emerging Issues Task Force (“EITF”) abstracts 98-5 and 00-27 and represents a non-cash charge to income representing the intrinsic value of the beneficial conversion option inherent in the preferred shares.

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

The consolidated balance sheets as at December 31, 2007 and 2006, and the consolidated statements of operations, cash flows and stockholders’ equity (deficiency) for the fiscal years ended December 31, 2007 and 2006 have been restated to correct errors identified by the Company with respect to the accounting treatment for its credit facility as well as the beneficial conversion feature and deemed dividend charges associated with its convertible preferred stock. Please refer to Note 1 of the December 31, 2007 consolidated financial statement for further details.

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

Results of Operations

Twelve months ended December 31, 2007 and 2006

Continuing Operations

The Company recorded earnings from continuing operations of $1,248,374 during the twelve month period ended December 31, 2007 compared to a loss of $510,925 in the comparative period a year ago. Earnings from discontinued operations during the twelve month period ended December 31, 2007 was $1,642,319 compared to a loss of $5,567,626 during the twelve month period ended December 31, 2006.  The net income attributable to common shareholders during fiscal 2007 was $2,217,419 and a net loss of $6,447,931 during fiscal 2006.

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

Retail segment revenues during the year ended December 31, 2007 and 2006 can be broken down into the following subcategories:
	2007	2006
Cellular hardware, radios and accessories	$13,032,602	$10,098,128
Activation commissions and residuals	4,218,396	3,457,384
Equipment rentals	491,728	320,129
Total Revenue	$17,742,726	$13,875,641

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

Other expenses totaled $427,552 during the twelve month period ended December 31, 2006 and compared to other expenses of $628,776 during the year ended December 31, 2007.

	2007	2006
Interest expense	$252,021	$428,825
Foreign exchange losses	50,355	34,820
Financing expense	326,400	-
(Gain) on investments	-	(48,600)
Share of loss of equity accounted investment	-	12,507
Total	$628,776	$427,552

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

The Company recorded financing charges of $326,400 (which did not require a cash outlay) in fiscal 2007. The financing charges are associated with the issuance of 3,200,000 common shares for liquidated damages associated with certain covenant breaches.

The Company has recorded a deemed dividend associated with the cancellation of the warrants ($673,274) as a charge after net income attributable to common shareholders and a financing expense associated with liquidated damages ($326,400) as an other expense charge.

The Company recorded a deemed dividend on preferred stock of $369,380 during the twelve month period ended December 31, 2006 representing a charge to income for reducing the conversion rate of the preferred stock from $0.014 to $0.07 per share. This non-operating expense arises from Financial Accounting Standards Board, Emerging Issues Task Force abstracts 98-5 and 00-27 and represents a non-cash charge to income representing the intrinsic value of the beneficial conversion option inherent in the August preferred share and warrant financing.

During fiscal 2006 the Company reversed deferred income taxes of $566,046 recognized during fiscal 2005 due to the Company’s inability to generate net profits in the near term. During fiscal 2007 the Company recorded deferred income taxes of $240,038 associated with new accounting pronouncements.

The basic net earnings per share from continuing operations for the twelve month period ended December 31, 2007 was $0.012. The loss per share from continuing operations was $0.03 during the twelve month period ended December 31, 2006. The net earnings (loss) per share attributable to common shareholders (after discontinued operations, explained below) was $0.047 in fiscal 2007 and $(0.22) in fiscal 2006.

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

The Company’s total assets increased from $8,208,131 at December 31, 2006 to $11,750,632 at December 31, 2007. The increase in total assets during the year ended December 31, 2007 is attributable to significant increase in current assets, primarily due to rising activity levels in the remaining restructured business units of the Company, the increase is also the result of due from related party balances increasing by approximately $1,500,000.  During the year the Company and its controlling shareholder renegotiated certain loans that resulted in additional borrowings, the proceeds of which were advanced to the Company’s controlling shareholder.

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

Total liabilities increased from $10,377,587 at December 31, 2006 to $10,577,960 at December 31, 2007. The increase is attributable to a reduction due to the disposition of mmwave and Knowlton Pass offset by an increase associated with a new $1,513,200 term loan obtained by the Company and its controlling shareholder. During fiscal 2007 current liabilities decreased by approximately $1,800,000 and non-current liabilities increased by approximately $2,000,000.

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

Non-current liabilities increased by approximately $2,000,000 from $485,132 at the beginning of the year to $2,511,266 at the end of the year. The increase is attributable to the new term loan and an increase of approximately $870,000 in potential tax obligations recorded by the Company through the adoption of FASB Interpretation No. 48, Accounting for the Uncertainty for Income Taxes (“FIN 48”). Under FIN 48 the Company is obligated to record tax, interest and penalties associated with tax filing positions that more likely than not would not stand tax authority scrutiny.

Non-controlling interest remained unchanged at $1,283 throughout the year. As at December 31, 2007, the Company holds approximately 99.7% of this entity.

The stockholders’ equity/(deficiency) improved from a deficiency of $2,170,739 at the beginning of the year to a surplus of $1,191,389 at the end of the current year. The improvement is attributable to:

•	an increase in additional paid-in capital of $190,000 arising from issuances of warrants to purchase 2,000,000 common shares issued to former and current officers and directors,
•	a decrease in additional paid-capital of $190,000 representing the repurchase of warrants to purchase 2,000,000 common shares issued earlier in the year,
•	an increase to common stock and additional paid in capital of $673,274 representing 6,666,667 common shares issued to repurchase 5,000,000 A warrants and 5,000,000 B warrants,
•	an increase to common stock and additional paid in capital of $326,400, representing 3,200,000 common shares issued for settlement of financing breach,
•	a deemed dividend of $673,274 associated with an induced conversion of warrants,
•	an increase to common stock and additional paid in capital of $25,715 representing 357,157 common shares issued for consulting services provided,
•	a $158,963 reduction of additional paid-in capital arising from the repurchase of 2,500,000 A warrants and 2,500,000 B warrants,
•	an adjustment to opening deficit of $625,856 representing the effect of adopting accounting pronouncement FIN 48,
•	an decrease in other comprehensive income of $91,560 associated with foreign currency translation differences of Canadian dollar denominated consolidating financial statements,
•	an increase to other comprehensive income of $995,699 arising from unrealized holding gains on marketable securities, and
•	earnings of $2,890,693 for the year.

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

Cash provided by operating activities from continuing operations amounted to $3,059,587 during fiscal 2007, primarily as a result of the net earnings adjusted for non cash items and various changes in operating assets and liabilities including related party balances. Cash used in investing activities from continuing operations during the year amounted to $1,827,311, primarily consisting of cash used to acquire marketable securities, property, plant and equipment and intangible assets offset by collections from related parties. Cash used in financing activities from continuing operations during the year amounted to $1,675,779 and represented movements in loan facilities and the repurchase of outstanding warrants. The cumulative affect of all these changes resulted in a net decrease in cash from continuing operations of $443,503 for the twelve month period ended December 31, 2007.

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

	Total	Short-term	1-3 Years	4-5 Years
Debt and capital lease obligations (principal portion)	$62,195	$29,155	$29,672	$3,368
Term loan	1,513,200	-	1,513,200	-
Capital lease obligations (interest portion)	8,179	4,047	4,079	53
Tax obligations pursuant to FIN 48	865,894	865,894	-	-
	2,449,468	899,096	1,546,951	3,421
Premise and equipment leases	779,800	307,771	424,374	47,655
Total obligations	$3,229,268	$1,206,867	$1,971,325	$51,076

Item. 7   Financial Statements

WIRELESS AGE COMMUNICATIONS, INC.

CONSOLIDATED FINANCIAL STATEMENTS

December 31, 2007 and 2006

(Stated in US Dollars)

F1

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

The financial statements as at December 31, 2006 were audited by Mintz & Partners LLP who expressed an opinion without reservation on those statements in their report dated March 30, 2007, except for the effect of the restatement described in Note 1, which is as of August 21, 2008.

As described in Note 1, the accompanying consolidated financial statements for the year ended December 31, 2007 have been restated.

Toronto, Canada	“Deloitte & Touche LLP”
March 26, 2008, except for the effect of the restatement described in Note 1, which is as of August 21, 2008 .	Licensed Public Accountants Independent Registered Chartered Accountants

F2

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

As described in Note 1, the accompanying consolidated financial statement for the year ended December 31, 2006 have been restated.

Toronto, Canada	“MINTZ & PARTNERS LLP”
March 30, 2007, except for the effect of the restatement described in Note 1, which is as of August 21, 2008	CHARTERED ACCOUNTANTS

F3

WIRELESS AGE COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2007 and 2006
(Stated in US Dollars)

	2007 (Restated)	2006 (Restated)
ASSETS
Current
Cash and cash equivalents	$104,101	$285,030
Receivables – Note 3	3,931,412	3,654,885
Inventory	2,438,571	1,816,623
Work in progress	-	225,547
Marketable securities – Note 7	2,320,317	-
Due from related parties – Note 4	-	90,003
Prepaid expenses	143,548	105,163
Assets of discontinued operations – Note 16	-	119,234
	8,937,949	6,296,485

Property, plant and equipment – Note 6	726,341	1,239,129
Due from related parties – Note 4	1,513,200	-
Intangible assets – Note 8	332,116	202,750
Goodwill – Note 8	241,026	241,026
Assets of discontinued operations – Note 16	-	228,741
	$11,750,632	$8,208,131
LIABILITIES
Current
Loan and bank indebtedness – Note 9	$-	$1,983,345
Accounts payable and accrued liabilities – Note 10	7,207,015	6,807,039
Current portion of deferred revenue and customer deposits	206,258	169,373
Note payable acquisition – Note 19	100,880	-
Due to related parties– Note 5	190,529	-
Current portion of due to shareholders – Note 11	-	178,569
Obligations under capital leases – Note 9	28,887	166,518
Liabilities of discontinued operations – Note 16	313,125	587,611
	8,046,694	9,892,455

Deferred revenue and customer deposits	98,864	68,765
Long term debt – Note 9	1,513,200	-
Obligations under capital leases – Note 9	33,308	416,367
Tax obligations	865,894	-
	$10,557,960	$10,377,587
Commitments and contingencies – Note 17

Minority interest	1,283	1,283

STOCKHOLDERS’ EQUITY (DEFICIENCY)

Preferred stock, $0.001 par value – Note 12
10,000,000 shares authorized, (2007: nil issued and outstanding, 2006: 7,142,900)	-	7,143
Preferred stock additional paid-in capital	-	362,237
Common stock, $0.001 par value – Note 12
100,000,000 shares authorized
59,473,342 shares outstanding (2006: 29,527,918)	59,473	29,528
Additional paid-in capital	11,802,344	10,596,483
Accumulated deficit	(11,747,170)	(13,338,733)
Accumulated other comprehensive income	1,076,742	172,603
	1,191,389	(2,170,739)
	$11,750,632	$8,208,131

SEE ACCOMPANYING NOTES

F4

WIRELESS AGE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2007 and 2006
(Stated in US Dollars)

		(Note 16)
	2007 (Restated)	2006 (Restated)
Sales:
Sales – products and services	$28,327,665	$20,511,694
Commission and residual revenue	4,355,091	3,615,332
Total sales	32,682,756	24,127,026

Cost of goods sold – products and services	24,286,154	17,229,972
Margin on products and services	8,396,602	6,897,054

Operating expenses
Selling and administrative	6,154,004	6,026,815
Amortization	275,410	258,452
(Recovery) loss on note receivable – Note 4	(150,000)	129,114
Earnings from operations	2,117,188	482,673

Other expenses (income)
Interest	252,021	428,825
Foreign exchange losses (gains)	50,355	34,820
Financing expense – Note 14	326,400	-
Gain on investments, net – Note 15	-	(48,600)
Share of loss of equity accounted investment – Note 7	-	12,507
Total other expenses	628,776	427,552

Earnings (loss) before income taxes	1,488,412	55,121
Income taxes – deferred	(240,038)	(566,046)
Earnings (loss) from continuing operations	$1,248,374	$(510,925)

Earnings (loss) from discontinued operations – Note 16	1,642,319	(5,567,626)
Net income (loss)	$2,890,693	$(6,078,551)

Deemed dividend – Note 13	$-	$369,380
Deemed dividend induced conversion of warrants -Note 14	673,274	-

Net income (loss) attributable to common shareholders	$2,217,419	$(6,447,931)

Earnings (loss) per share:
Earnings (loss) per share - continuing operations - basic	$0.012	$(0.030)
Earnings per share - continuing operations - diluted	$0.012	$-
Earnings (loss) per share - discontinued operations - basic	$0.035	$(0.190)
Earnings per share – discontinued operations - diluted	$0.035	$-
Net earnings (loss) attributable to common shareholders – basic	$0.047	$(0.220)
Net earnings (loss) attributable to common shareholders – diluted	$0.047	$(0.220)

Weighted average number of common shares outstanding:
Basic	46,784,663	29,290,200
Diluted	47,186,449	38,293,917

COMPREHENSIVE INCOME (LOSS)

Net income (loss)	$2,890,693	$(6,078,551)
Other comprehensive income (loss):
Unrealized holding gain on marketable securities	995,699	-
Foreign exchange translation gain (loss)	(91,560)	11,604
Comprehensive income (loss)	$3,794,832	$(6,066,947)

SEE ACCOMPANYING NOTES

F5

WIRELESS AGE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2007 and 2006
(Stated in US Dollars)

		(Note 16)
	2007 (Restated)	2006 (Restated)
Operating Activities
Net earnings (loss) from continuing operations	$1,248,374	$(510,925)
Items not involving cash:
Amortization	275,410	258,452
Gain on disposal of investments	-	(48,600)
Financing expense	326,400
Common stock issued for consulting services	25,715
Write off of related party loan	-	15,701
Warrants issuable under special bonus	-	190,000
Share of loss of equity accounted investment	-	12,507
Foreign exchange loss/(gain)	50,355	34,820
Deferred income tax provision	-	566,046
Write off of uncollected management fees	-	300,000
Write off of note receivable	-	129,114
Changes in operating assets and liabilities:
Receivables	(2,110,477)	(314,388)
Inventory	(621,948)	(681,826)
Prepaid expenses	(38,385)	(61,823)
Accounts payable and accrued liabilities	3,646,630	(686,165)
Deferred revenue and customer deposits	66,984	(26,907)
Increase in due to parent and related parties	190,529	61,020

Cash provided by (used in) operating activities	3,059,587	(762,974)

Investing Activities
Purchase of marketable securities	(1,324,618)	-
Proceeds on disposal of marketable securities	-	48,600
Additions to intangible assets	(105,924)	(43,308)
Additions to property, plant and equipment	(396,769)	(223,654)

Cash (used in) investing activities	(1,827,311)	(218,362)

Financing Activities
Issuance of preferred stock and warrants, net	-	896,269
Repayment of long-term debt	(51,204)	(10,950)
Cash used in purchase of outstanding warrants	(348,963)	-
Increase (decrease) in bank indebtedness	(1,275,612)	1,259,861

Cash (used in) provided by financing activities	(1,675,779)	2,145,180

Increase (decrease) in cash from continuing operations:	(443,503)	1,163,844

Increase (decrease) in cash from discontinued operations (Note 16)	262,574	(1,674,153)

Decrease in cash during the year	(180,929)	(510,309)

Cash and cash equivalents, beginning of the year	285,030	795,339

Cash and cash equivalents, end of the year	$104,101	$285,030

SEE ACCOMPANYING NOTES

F6

The Company paid cash interest of $252,019 and $401,578 during fiscal years 2007 and 2006 respectively.

The Company did not pay cash income taxes in either of fiscal years 2007 or 2006.

Non-cash activities:

During 2007 the Company:

•	Issued warrants to purchase 2,000,000 common shares, valued at $190,000.

•	Issued 2,950,000 common shares upon the conversion of 2,950,000 Series A preferred shares.

•	Issued 16,771,600 common shares upon the conversion of 4,192,900 Series A preferred shares.

•	Issued 6,666,667 common shares, valued at $673,274, to cancel warrants to purchase 10,000,000 common shares.

•	Issued 3,200,000 common shares, valued at $326,400, to settle liquidated damages for certain breaches pursuant to a financing agreement.

•	Issued 357,157 common shares, valued at $25,715 for consulting services provided.

•	Acquired a vehicle valued at $44,819 through a capital lease obligation.

•	Obtained a term loan of $1,513,200 the proceeds of which were transferred to the Company’s controlling shareholder.

During 2006 the Company:

•	Issued 49,729 shares of its common stock to acquire additional retail business operations.

•	Amortized $17,850 for common shares issued for under a consulting contract in previous year.

•	Acquired property, plant and equipment of $484,393 through capital lease obligations.

•	Issued 357,143 shares of its common stock, valued at $50,000 and warrants to purchase 14,286 common shares, valued at $2,000, as brokers fees associated with a financing.

SEE ACCOMPANYING NOTES

F7

WIRELESS AGE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
For the years ended December 31, 2007 and 2006
(Stated in US Dollars)

	Common Stock			Preferred Stock
	Number	Par Value	Additional Paid-in Capital	Number	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit	Total (Restated)

Balance, December 31, 2005	29,121,046	$29,121	$9,686,066	-	$-	$-	$160,999	$(6,890,802)	$2,985,384

Capital stock issued to acquire additional retail operations	49,729	50	14,505	-	-	-	-	-	14,555
Capital stock issued as a brokers fee	357,143	357	49,643	-	-	-	-	-	50,000
Preferred stock issued in financing, net	-	-	-	7,142,900	7,143	362,237	-	-	369,380
Adjustment to reflect fair value of warrants issued in financing, net of issuance costs	-	-	476,889	-	-	-	-	-	476,889
Adjustment to reflect fair value of beneficial conversion feature in financing, net of issuance costs	-	-	369,380	-	-	-	-	-	369,380
Other comprehensive income	-	-	-	-	-	-	11,604	-	11,604
Deemed dividend	-	-	-	-	-	-	-	(369,380)	(369,380)
Net loss for the year	-	-	-	-	-	-	-	(6,078,551)	(6,078,551)

Balance, December 31, 2006	29,527,918	$29,528	$10,596,483	7,142,900	$7,143	$362,237	$172,603	$(13,338,733)	$(2,170,739)

SEE ACCOMPANYING NOTES

F8

WIRELESS AGE COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)
For the years ended December 31, 2007 and 2006
(Stated in US Dollars)

	Common Stock			Preferred Stock
	Number	Par Value	Additional Paid-in Capital	Number	Par Value	Additional Paid-in Capital	Accumulated Other Comprehensive Income	Deficit	Total Stockholders’ Equity (Restated)

Balance, December 31, 2006	29,527,918	$29,528	$10,596,483	7,142,900	$7,143	$362,237	$172,603	$(13,338,733)	$(2,170,739)

Conversion of preferred stock to common stock (Note 12)	2,950,000	2,950	149,602	(2,950,000)	(2,950)	(149,602)	-	-	-

Adjustment arising from issuance of warrants (Note 12)	-	-	190,000	-	-	-	-	-	190,000

Conversion of preferred stock to common stock (Note 12)	16,771,600	16,772	200,056	(4,192,900)	(4,193)	(212,635)	-	-	-

Issuance of common stock for cancellation of warrants (Notes 12 and 14)	6,666,667	6,667	666,607	-	-	-	-	-	673,274

Issuance of common stock pursuant to settlement of financing breach (Note 14)	3,200,000	3,200	323,200	-	-	-	-	-	326,400

Issuance of common stock for consulting services provided	357,157	356	25,359	-	-	-	-	-	25,715

Deemed dividend induced conversion of warrants	-	-	-	-	-	-	-	(673,274)	(673,274)

Adjustment arising from repurchase of warrants associated with financing (Note 12)	-	-	(158,963)	-	-	-	-	-	(158,963)

Adjustment arising from repurchase of warrants associated with officer settlements (Note 12)	-	-	(190,000)	-	-	-	-	-	(190,000)

Adjustment arising from adoption of FIN 48 (Note 18)	-	-	-	-	-	-	-	(625,856)	(625,856)

Foreign currency translation adjustment	-	-	-	-	-	-	(91,560)	-	(91,560)

Unrealized holding gain on marketable securities	-	-	-	-	-	-	995,699	-	995,699

Net income for the year	-	-	-	-	-	-	-	2,890,693	2,890,693

Balance, December 31, 2007	59,473,342	$59,473	$11,802,344	-	$-	$-	$1,076,742	$(11,747,170)	$1,191,389

SEE ACCOMPANYING NOTES

F9

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

Restatement

The consolidated balance sheets as at December 31, 2007 and 2006, and the consolidated statements of operations ,cash flows and stockholders’ equity (deficiency) for the fiscal years ended December 31, 2007 and 2006 have been restated to correct the following errors:

1) In December 2007, the Company amended the terms of its existing line of credit. Under the amended credit facilities, the Company, together with its controlling shareholder, Newlook, became co-borrowers of a loan totalling $2,520,000.  The amended facilities included: 1) a new $1,513,000 (CAD $1,500,000) 18% per annum 3 year term loan; and 2) a $1,007,000
(CAD $1,000,000) revolving facility. The assets of the Company remained as collateral for the amended facilities.  As at December 31, 2007, $1,513,200 was drawn under the term loan and $nil was drawn under the revolving facility. The Company and Newlook agreed that the full proceeds of the term loan would be advanced to Newlook.  The Company did not originally recognize the term loan on its consolidated balance sheet as at December 31, 2007 on the basis that the proceeds were fully advanced to Newlook. Upon further analysis, the Company concluded this accounting treatment was incorrect as this did not reflect its legal obligation as a borrower under the facility.  As a result, the Company has restated its consolidated balance sheet to reflect its obligation under the term loan with a corresponding “Due from related parties” balance representing the amount advanced to Newlook;

F10

2) In 2006 and 2007, the Company recognized incremental beneficial conversion features in its convertible preferred stock upon the resolution of certain contingent events that decreased the price into which the preferred stock could be converted into common stock.  This resulted in the recognition of deemed dividends of $3,848,714 and $2,515,767 in 2006 and 2007, respectively, which, in total, represented an excess of $5,995,101 over the proceeds originally ascribed to the conversion feature on its initial recognition. Upon further review of Emerging Issues Taks Force (“EITF”) Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company determined that the excess should be reversed in order to limit the discount assigned to the beneficial conversion feature to the amount of the proceeds allocated to it. The impact of this restatement for both 2006 and 2007 is to decrease expenses, accumulated deficit, and additional paid-in-capital.

3) In 2007, the Company issued 6,666,667 common shares to Newlook to cancel 5,000,000 A warrants and 5,000,000 B warrants (see Note 14), and recognized an expense of $673,274 equal to the difference between the fair value of the common shares and the carrying value of the warrants.  The Company has reallocated the expense to accumulated deficit as the issuance of common shares represents, in substance, a payment made to induce conversion of the warrants; the Company therefore accounted for the transaction in a manner similar to that prescribed by EITF Topic D-42, The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The impact of this restatement is to decrease expenses  in 2007.

The quantitative impact of the misstatements on the December 31, 2007 and December 31, 2006 financial statements is as summarized below.

	2007		2006
	As reported	As restated	As reported	As restated
Consolidated balance sheets:
Due from related parties	-	1,513,200	-	-
Total assets	10,237,432	11,750,632	8,208,131	8,208,131
Long term debt	-	1,513,200	-	-
Total liabilities	9,044,760	10,557,960	10,377,587	10,377,587
Additional paid in capital	17,797,445	11,802,344	14,075,817	10,596,483
Accumulated deficit	(17,742,271)	(11,747,170)	(16,818,067)	(13,338,733)

Consolidated statements of operations:
Deemed dividend related to beneficial conversion feature of convertible preferred stock	2,515,767	-	3,848,714	369,380
Financing expense	999,674	326,400	-	-
Deemed dividend – induced conversion of warrants	-	673,274	-	-
Net income before tax	815,138	1,488,412	55,121	55,121
Net income (loss) after tax from continuing operations	575,100	1,248,374	(510,925)	(510,925)
Net income (loss) attributable to common shareholders	(298,348)	2,217,419	(9,927,265)	(6,447,931)
Earnings (loss) per share from continuing operations	0.012	0.012	(0.017)	(0.03)
Earnings (loss) per share attributable to common shareholders	(0.006)	0.047	(0.339)	(0.220)

These restatements did not have a cumulative effect on the financial statements as of December 31, 2005.

F11

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006
( Stated in US Dollars )

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

F12

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006
( Stated in US Dollars )

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

F13

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006
( Stated in US Dollars )

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

F14

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006
( Stated in US Dollars )

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

Basic and Diluted Earnings (Loss) Per Share

The Company reports earnings (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share”.  Loss per share is computed using the weighted average number of shares outstanding during the year.  Diluted earnings per share include the potentially dilutive effect of outstanding common stock options and warrants which are convertible to common shares.  When the loss per share would be anti dilutive this is not presented.

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

F15

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006
( Stated in US Dollars )

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

Convertible Preferred Stock

The Company has followed EITF 98-5 and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments” (“EITF 00-27”), and has recorded a non-cash charge to income representing the intrinsic value of the beneficial conversion option inherent in the preferred stock.

The Company has also determined the relative fair values of the warrants and the preferred stock and has charged the fair value of the warrants to additional paid in capital.

Note 3        Receivables

	2007	2006
Accounts receivable – trade	$3,976,412	$3,965,970
Allowance for doubtful accounts	(45,000)	(311,085)

	$3,931,412	$3,654,885

F16

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006
( Stated in US Dollars )

Note 4        Due from Related Parties

Amounts due to or from related parties arise from advances to or provided by entities with common officers and/or directors or cross ownership.  The balances may arise by one party making payment for expenses of the other party.

The Company and Newlook Industries Corp. (“Newlook”), the 53% parent (Note 14), negotiated a line of credit and term loan (see Note 9) pursuant to which the Company and Newlook are co-borrowers.

The indebtedness under the line of credit and term loan are reflected on the Company’s statement of financial position and the use of proceeds by Newlook is reflected as a due from related party amount.

At December 31, 2007, Newlook was indebted to the Company in the amount of $1,513,200 (CAD$1,500,000) arising from proceeds of the new term loan being advanced to Newlook.

Amounts due from Newlook attract interest of 18%, are cross collaterized and have no specific repayment date.  The Company has classified this balance as a non-current asset.

At December 31, 2006, the Company’s former subsidiary mmwave was owed $90,003 by an entity in which the Company’s former CEO Brad Poulos held a minority interest.  mmwave was assigned into bankruptcy on June 29, 2007 (Note 16).  Accordingly there is nothing recorded in respect to this.

Lumonall, Inc.

On December 31, 2005, Lumonall, Inc. (formerly Midland International Corporation) (“Lumonall”) provided the Company an 8% promissory note in the amount of $424,734, pursuant to which Lumonall agreed to repay the note over a one year period with an initial payment of $100,000 on March 15, 2006, followed by three payments of $108,245 on June 30, 2006, September 30, 2006 and December 31, 2006. Lumonall also agreed to enter into a General Security Agreement providing a first charge security position on all of the assets of Lumonall to the Company. According to the terms of the promissory note, the Company had the option, but not the obligation, to convert the outstanding principal and interest payment due on each of June 30, 2006, September 30, 2006 and December 31, 2006 into shares of Lumonall common stock at $0.035 per share. The Company did not receive any payments under the promissory note.

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

Note 5        Due to Related Parties

At December 31, 2007 $190,529 was owed by the Company to Newlook.  The amounts owed by the company to Newlook are revolving and have no specific repayment date.  The Company has classified related party amounts, unrelated to use of proceeds from the term loan, as current liabilities.

F17

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006
( Stated in US Dollars )

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

F18

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006
( Stated in US Dollars )

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

The Company treated the Lumonall investment as an equity investment due to a common officer between both entities.

The investment was recorded using the equity method and has been adjusted as follows:

Balance at Dec 31, 2006	$12,507
Share of loss of Lumonall	(12,507)
Net investment in subsidiary	$-

Note 8        Intangible Assets and Goodwill

Intangible assets

	Gross Carrying Amount	Accumulated Amortization	2007 Net
Intangible assets subject to amortization:
Retail segment:
Residual premiums (i)	$1,249,344	$998,942	$250,402
Agency fee	322,816	241,102	81,714

Total intangible assets subject to amortization:	1,572,160	1,240,044	332,116

Total intangible assets	$1,572,160	$1,240,044	$332,116

	Gross Carrying Amount	Accumulated Amortization	2006 Net
Intangible assets subject to amortization:
Retail segment:
Residual premiums	$933,640	$827,852	$105,788
Agency fee	274,584	177,622	96,962

Total intangible assets subject to amortization:	1,208,224	1,005,474	202,750

Total intangible assets	$1,208,224	$1,005,474	$202,750

(i)
On November 1, 2007, the Company acquired the retail cellular phone business of G.L. Enns Electronics (Note – 19) and assigned the full purchase price of $206, 804 to intangible assets (residual premiums) as there was no fair value assignable to other assets acquired or liabilities assumed.

F19

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006
( Stated in US Dollars )

The Company does not have intangible assets which are not subject to amortization.

Estimated amortization expense:

For the year ended December 31, 2008	$81,711
For the year ended December 31, 2009	$81,711
For the year ended December 31, 2010	$66,593
For the year ended December 31, 2011	$49,427
For the year ended December 31, 2012	$49.427
For the year ended December 31, 2013	$3,247

Goodwill

The changes in the carrying amount of goodwill for the years ended December 31, 2006 and 2007 are as follows:

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

F20

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006
( Stated in US Dollars )

At December 31, 2006 the bank indebtedness consisted of:

Bank overdraft	$400,103
Bank line of credit	305,844
Asset based line of credit	1,277,398
$1,983,345

On December 13, 2007, the Company amended the terms of its line of credit.  The Company, together with its controlling shareholder Newlook, obtained a new loan facility totalling $2,520,000 (CAD$2,500,000).  The amended facility includes; 1) a new $1,513,000 (CAD$1,500,000), 18% per annum, 3 year term loan and 2) the existing $1,513,000 (CAD$1,500,000) loan facility was reduced to $1,007,000 (CAD$1,000,000).  The effective annual interest rate on the new facility was reduced from approximately 24.6% to approximately 17.9%.  There no principal repayments required under the term loan until maturity but the Company is obligated to pay interest on a monthly basis. The term loan may be retired 18 months into the term on 90 days notice subject to a $75,000 prepayment penalty.  The assets of the Company remain as collateral for the amended facilities.

The Company and Newlook are co-borrowers under the amended terms of the line of credit. At December 31, 2007, $1,513,200 was drawn under the term loan portion and $Nil under the $1,007,000 revolving portion of the facility. The full proceeds of the term loan were advanced to Newlook.

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

F21

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006
( Stated in US Dollars )

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

F22

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006
( Stated in US Dollars )

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

Warrants

The following is a summary of common stock warrant activity for 2007 and 2006:

	Number of Shares to Purchase under Warrants	Exercise Price	Expiry Date

Balance, December 31, 2005	150,000	$2.00

Issued	14,286	$0.14	Between August 2, 2007
	7,500,000	$0.125	and August 3, 2011
	7,500,000	$0.25

Cancelled	(150,000)	$2.00
Exercised	-

Balance, December 31, 2006	15,014,286		Between August 2, 2007 and August 3, 2011

Issued	2,000,000	$0.15	February 18, 2010
Cancelled	(17,000,000)	$0.125-0.25	Between August 2, 2007 and August 3, 2011
Expired	(14,286)	0.14

Balance, December 31, 2007	-

During fiscal 2007 the Company repurchased (and cancelled) for common shares as described below all 15,000,000 warrants associated with the 2006 Barron Partners LLP (“Barron Partners”) financing, repurchased (and cancelled) as described below a total of 2,000,000 warrants issued to Brad Poulos and Glenn Poulos, former officers and directors of the Company and Gary Hokkanen the Company’s current CFO.

F23

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006
( Stated in US Dollars )

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

On August 3, 2006, the Company entered into a Preferred Stock Purchase Agreement (“PSPA”) with Barron Partners, pursuant to which Barron Partners was issued $1,000,000 of Series A convertible preferred stock and warrants to purchase a total of 15,000,000 common shares.

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

Under the terms of the PSPA the conversion rate of the preferred stock and the exercise price of the warrants was to be adjusted based on whether the Company met certain operating performance criteria. The criteria were measured twice, first based on the operating results of fiscal 2006 and second based on the operating results of fiscal 2007. During fiscal 2006 the initial $0.14 per share conversion rate on the preferred stock, the initial $0.25 per share exercise price of the A warrants and the initial $0.50 per share exercise price of the B warrants, were adjusted downward as the Company did not achieve $0.012 pre-tax earnings per share from continuing operations and excluding non-recurring items during fiscal 2006. The adjustment was limited to a maximum of 50%. The initial (or adjusted) conversion and exercise prices were again subject to an adjustment if the Company did not achieve $0.069 pre-tax earnings per share from continuing operations and excluding non-recurring items during fiscal 2007. The adjustment was again limited to 50% based on the 2007 criteria.

F24

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006
( Stated in US Dollars )

The Company recorded a deemed dividend and adjustment to additional paid-in capital on issuance of preferred stock of $369,380 representing the value of the conversion feature of the preferred stock on date of issuance. This non-operating expense arises from EITF 98-5 and EITF 00-27 and represents a non-cash charge to income representing the intrinsic value of the beneficial conversion option inherent in the preferred shares.

During 2007, as described in Note 12, these preferred shares were converted into common stock of the Company.

Note 14      Newlook Industries Corp. Settlement Agreement

During the year ended December 31, 2007, Newlook acquired a portion of the Company’s securities described in Note 13 that had been issued to Barron Partners. On June 29, 2007, the Company agreed to accelerate the effects accruing to Newlook of Wireless Age not attaining the 2007 operating performance targets. The Company agreed to issue Newlook the following securities as determined under settlement with Newlook (the Company’s parent):

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

Following the consummation of this agreement there remained 2,500,000 A warrants and 2,500,000 B warrants in the possession of Barron Partners.

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

The Company recognized a deemed dividend (requiring no cash outlay) of $673,274 pursuant to the issuance of 6,666,667 common shares for cancellation of the warrants and a $326,400 financing expense (also not requiring a cash outlay) representing 3,200,000 common shares issued as liquidated damages for breaches associated with not having proper board representation.

The Company has recorded the deemed dividend associated with the cancellation of the warrants ($673,274) as a charge after net income to arrive at net income attributable to common shareholders and the portion associated with liquidated damages ($326,400) as other expense.

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

F25

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006
( Stated in US Dollars )

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

The Company sold all of the issued and outstanding shares of Knowlton Pass to a former employee of the Company in exchange for a $327,194 (CAD$377,778) five year promissory note and the forgiveness of severance obligations due to the former employee (pursuant to the terms of his termination in September 2006, he was to receive severance payments totalling approximately $342,000 over a period of two years and 8 months). The severance was to be satisfied by the entity that was sold.

F26

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006
( Stated in US Dollars )

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

F27

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006
( Stated in US Dollars )

Assets and liabilities of discontinued operations as at December 31, 2007 and 2006 are summarized as follows:

	2007	2006

Receivables (net of allowance)	$-	$114,714
Inventory	-	-
Prepaid expenses	-	4,520

		119,234

Property, plant and equipment	-	228,741

Total assets	$-	$347,975

Bank indebtedness	$-	$5,686
Accounts payable and accrued liabilities	313,125	473,771
Deferred revenue and customer deposits	-	41,103
Current portion of long term debt	-	67,051

Total liabilities	$313,125	$587,611

Cashflows of discontinued operations for the year ended December 31, 2007 and 2006 were as follows:

	2007	2006

Net loss from discontinued operations	$1,642,319	$(5,567,626)

Net cash (used in) operating activities:	(834,845)	(1,206,212)
Net cash (used in) investing activities:	(786,369)	(867,741)

Net cash provided by financing activities:	1,883,788	399,800

Net decrease in cash from discontinued operations	$262,574	$(1,674,153)

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

F28

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006
( Stated in US Dollars )

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

F29

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006
( Stated in US Dollars )

The Company’s main operating subsidiaries have pledged their assets, together with the assets of Newlook, as security with an asset based lender.  The Company and Newlook are co-borrowers under the loan agreement.

Contingencies

Knowlton Pass Leases

The company is a co-lessor or guarantor of equipment leases totaling $51,264 of Knowlton Pass.  The Company is obligated to settle amounts under leases if Knowlton Pass fails to do so.  The purchaser of Knowlton Pass has entered into an indemnity agreement with the Company to indemnify the Company should any losses occur under the leases.

Note 18       Income Taxes

The following table summarizes the significant components of the Company’s deferred tax assets:

	2007	2006
Deferred Tax Assets
Non-capital loss carryforward	$255,000	$2,071,000
Property, plant and equipment	(21,000)	(79,000)

Gross deferred tax assets	234,000	1,992,000
Valuation allowance for deferred tax asset	(234,000)	(1,992,000)

Total deferred tax asset	$-	$-
Less: current portion	-	-

Long-term portion of deferred tax asset	$-	$-

The amount taken into income as deferred tax assets must reflect that portion of the income tax loss carryforwards that is likely to be realized from future operations.  The Company has provided an allowance of 100% against all available income tax loss carryforwards, regardless of their time of expiry. All balances relate to Canadian transactions.

No current provision for income taxes has been provided in these financial statements due to the net loss attributable to common shareholders.  At December 31, 2007 the Company has net operating loss carryforwards totalling approximately $708,000 in Canada, the benefit of which has not been recorded in the financial statements. The net operating loss carry forwards expire between 2009 and 2016.

Reconciliation’s between the statutory federal income tax rate and the Company's effective income tax rate were as follows:

Year Ended December 31,          2007

Effective income tax rate             39%

The total provision for income taxes differs from that amount which would be computed by applying the United States income tax rate to income (loss) before provision for income taxes.

F30

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006
( Stated in US Dollars )

The reasons for these differences are as follows:

Year Ended December 31, 2007

Expected income tax provision	$(20,000)
Timing differences	20,000

Income tax provision	$-

Effective January 1, 2007, the Company adopted FIN 48. FIN 48 requires a company to evaluate whether a tax position taken by the company will “more likely than not” be sustained upon examination by the appropriate tax authority. It also provides guidance on how a company should measure the amount of benefit that the company is to recognize in its financial statements. As a result of the implementation of FIN 48, the Company recorded $625,856 as a potential tax liability arising from recognized tax benefits which were accounted for as an increase to the January 1, 2007 accumulated deficit balance.  The Company also recorded a potential tax liability of $240,038 for the current year.

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

F31

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006
( Stated in US Dollars )

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

F32

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006
( Stated in US Dollars )

The following table shows revenues, profit or loss and identifiable assets by operating segment:
	2007	2006
Revenues
Retail – sale of tangible products	$13,524,330	$10,418,257
Retail – activation commissions and residual payments	4,218,396	3,457,384
Commercial – sale of tangible products	14,803,335	10,093,437
Commercial – activation commissions and residual payments	136,695	157,948

Consolidated revenues	$32,682,756	$24,127,026

Profit or Loss
Retail	$2,160,080	$1,613,783
Commercial	524,617	(1,442,039)
Unallocated amounts:
Corporate costs (including financing expenses – Note 14)	(1,436,323)	(682,669)
Earnings (loss) from discontinued operations (Note 16)	1,642,319	(5,567,626)

Consolidated earnings (loss)	$2,890,693	$(6,078,551)

Deemed dividend related to beneficial conversion feature of
convertible preferred stock	$-	$(369,380)
Deemed dividend induced conversion of warrants –Note 14	(673,274)	-

Net income (loss) attributable to common shareholders	$2,217,419	$(6,447,931)

Assets
Retail	$4,464,017	$4,898,489
Commercial	2,573,652	2,466,105
Intangible assets and goodwill - retail	332,116	443,776
Intangible assets and goodwill - commercial	-	-
Unallocated corporate assets	4,380,847	51,786
Assets of discontinued operations held for sale	-	347,975

Consolidated assets	$11,750,632	$8,208,131

Capital expenditures
Retail	292,263	223,654
Commercial	-	-
Corporate	104,506	-

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

F33

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006
( Stated in US Dollars )

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

F34

Wireless Age Communications, Inc.
Notes to the Consolidated Financial Statements
December 31, 2007 and 2006
( Stated in US Dollars )

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

Callmore Acquisition

On March 20, 2008, the Company acquired all of the business assets of Callmore Communications Inc. for $100,880 (CAD$100,000), $25,220 (CAD$25,000) paid at closing and $25,220 paid in three consecutive monthly payments beginning April 1, 2008. The Callmore business assets will be utilized within the Commercial operating segment.

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

F35

Item 8. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

Effective January 29, 2008, the firm of Mintz & Partners LLP (“Mintz”), our independent accountant who audited our consolidated financial statements for our fiscal years ending December 31, 2006, 2005, 2004 and 2003 was acquired by Deloitte & Touche LLP (“Deloitte”) and will be carrying on business as Deloitte.

Our future audit opinions will be provided by the Deloitte. Previously issued audit opinions will be re-issued or consent to include previously issued Mintz opinions in Securities Exchange Commission filings will be provided by Mintz.  Therefore Mintz effectively resigned as our independent accountant of record on January 28, 2008.

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

In connection with the restatements of these financial statements, the Audit Committee has reevaluated certain disclosure controls and procedures and internal control over financial reporting.  As a result, the Audit Committee is establishing specific controls related to these matters and will review its conclusions on controls with qualified internal accounting personnel or third party accounting experts.  In addition, the Company will provide its accounting staff with additional training related to generally accepted accounting principles and financial statement reporting matters.

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

Summary Compensation Table

Annual Compensation
Name and Principal Position	Fiscal Year Ended Dec 31,	Salary ($)	Bonus ($)	Stock Awards ($)	Options Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Bradley J. Poulos Chief Executive Officer (1)	2007 2006	$85,942 $161,537	---------- ----------	---------- ----------	---------- ----------	---------- ----------	---------- ----------		$11,980 16,106	$97,922 177,643
John G. Simmonds Chief Executive Officer (2)	2007 2006	$172,664 ----------	---------- ----------	---------- ----------	---------- ----------	---------- ----------	---------- ----------		$8,476 14,000	$181,140 14,000
Gary N. Hokkanen Chief Financial Officer (3)	2007 2006	$123,729 $143,285	---------- ----------	---------- ----------	---------- ----------	---------- ----------	---------- ----------		$7,983 8,318	$131,712 151,603
Carrie J. Weiler Corporate Secretary (4)	2007 2006	$78,405 $60,451	---------- ----------	---------- ----------	---------- ----------	---------- ----------	---------- ----------		$8,476	$86,881 60,451
Allen G. Cowie President, Retail Operations (5)	2007 2006	$141,270 $132,471	$47,090 $51,327	---------- ----------	---------- ----------	---------- ----------	---------- ----------		$13,620 12,212	$201,980 196,010
David MacKinnon Chief Technology Officer (6)	2007 2006	$27,235 $133,189	---------- ----------	---------- ----------	---------- ----------	---------- ----------	---------- ----------	$	---------- 3,876	$27,235 137,065

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

The Company made no option grants in 2007.

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

   Date:  August 29, 2008

                  WIRELESS AGE COMMUNICATIONS, INC.

By:
/s/ John G. Simmonds
John G. Simmonds, Chief Executive Officer

           In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ John G. Simmonds		August 29, 2008
John G. Simmonds	CEO, Director and Chairman of the Board (principal executive officer)
/s/ Brian Usher-Jones		August 29, 2008
Brian Usher-Jones	Director
/s/ Stephen Dulmage		August 29, 2008
Stephen Dulmange	Director
/s/ Carrie J. Weiler		August 29, 2008
Carrie J. Weiler	Corporate Secretary, Director
/s/ Jason Moretto		August 29, 2008
Jason Moretto	Director
/s/ Gary N. Hokkanen		August 29, 2008
Gary N. Hokkanen	CFO (principal accounting officer)