Form 10-Q
period 2008-06-30
WIRELESS AGE COMMUNICATIONS INC
filed 2008-09-02
CIK 1130131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Quarterly Period Ended June 30, 2008
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
if Changed Since Last Report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	[ ]	Accelerated filer	[ ]
Non-accelerated filer	[ ] (Do not check if a smaller reporting company)	Smaller reporting company	[X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [  ] No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

The number of shares of common stock outstanding as of August 8, 2008: 58,541,242

Wireless Age Communications, Inc.

PART I. Financial Information

Item 1.  Condensed Financial Statements

Wireless Age Communications, Inc.
Condensed Consolidated Balance Sheets

	Unaudited June 30, 2008	Restated (Note 1) December 31, 2007
ASSETS

Current Assets:
Cash and cash equivalents	$950,764	$104,101
Receivables (net of allowance of $55,000, 2007-$45,000)	3,600,838	3,931,412
Inventory	2,129,798	2,438,571
Marketable securities (Note 4)	2,900,631	2,320,317
Due from related parties (Note 5)	2,134,261	-
Prepaid expenses	203,482	143,548
Total current assets	11,919,774	8,937,949

Property, plant and equipment, net of accumulated amortization	754,784	726,341
Due from related parties (Note 5)	1,471,050	1,513,200
Intangible assets (Note 6)	368,760	332,116
Goodwill (Note 6)	241,026	241,026
TOTAL ASSETS	$14,755,394	$11,750,632

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Loan facility (Note 7)	$978,582	$-
Due to related parties (Note 5)	-	190,529
Accounts payable and accrued liabilities	9,020,238	7,207,015
Taxes payable	214,183	-
Current portion of deferred revenue and customer deposits	210,519	206,258
Notes payable (Note 7)	24,518	100,880
Current portion of obligations under capital leases (Note 7)	15,010	28,887
Liabilities of discontinued operations (Note 9)	213,636	313,125
Total current liabilities	10,676,686	8,046,694

Deferred revenue and customer deposits	76,723	98,864
Long term debt (Note 7)	1,471,050	1,513,200
Obligations under capital leases (Note 7)	26,814	33,308
Tax obligations	849,182	865,894
Total liabilities	13,100,455	10,557,960

Minority interest	1,283	1,283

Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, Nil shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 58,624,242 shares issued and outstanding at June 30, 2008	58,624	59,473
Additional paid-in capital	11,420,332	11,802,344
Accumulated deficit	(10,553,177)	(11,747,170)
Accumulated other comprehensive income	788,441	1,076,742
Treasury stock, 180,000 shares of common stock	(60,564)	-
Total stockholders’ equity	1,653,656	1,191,389
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,755,394	$11,750,632

See accompanying notes to financial statements.

Wireless Age Communications, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(UNAUDITED)
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	Restated (Note 1) 2007	2008	Restated (Note 1) 2007

Sales – product	$9,211,013	$6,558,218	$17,775,286	$11,646,893
Commission and residual revenue	1,259,402	1,016,380	2,318,252	1,869,373
Total sales	10,470,415	7,574,598	20,093,538	13,516,266

Cost of goods sold – product	7,877,768	5,658,050	15,195,830	9,990,100
Margin on products and services (excluding amortization below)	2,592,647	1,916,548	4,897,708	3,526,166

Selling and administrative expenses	1,901,267	1,444,512	3,586,122	2,682,718
Amortization	97,833	69,033	167,199	132,749
Earnings from operations	593,547	403,003	1,144,387	710,699

Other expenses (income)
Interest Income	(75,230)	-	(80,805)	-
Interest Expense	15,403	55,066	46,703	140,065
Recovery on note receivable previously written off	(41,125)	-	(41,125)	-
Foreign exchange loss (gains)	(88,891)	(9,711)	(188,562)	(14,922)
Financing expense associated with liquidated damages	-	326,400	-	326,400
	(189,843)	371,755	(263,789)	451,543

Net income before tax	$783,390	$31,248	$1,408,176	$259,156
Income tax expense	214,183	-	214,183	-
Net income after tax from continuing operations	569,207	31,248	1,193,993	259,156
Net income from discontinued operations (Note 9)	-	3,088,042	-	1,679,310

Net income	$569,207	$3,119,290	$1,193,993	$1,938,466
Deemed dividend – induced conversion of warrants	-	673,274	-	673,274
Net income attributable to common shareholders	$569,207	$2,446,016	$1,193,993	$1,265,192
Earnings per share:
Earnings per share – continuing operations basic	$0.01	$(0.01)	$0.02	$(0.01)
Earnings per share – continuing operations diluted	0.01	(0.01)	0.02	(0.01)
Earnings per share – discontinued operations basic	-	0.08	-	0.05
Earnings per share – discontinued operations diluted	-	0.07	-	0.04
Net income attributable to common shareholders - basic	0.01	0.07	0.02	0.04
Net income attributable to common shareholders - diluted	$0.01	$0.06	$0.02	$0.03

Weighted average number of common shares outstanding:
Basic	58,673,942	36,917,629	59,016,017	34,185,274
Diluted	58,673,942	43,739,098	59,016,017	40,024,865

Net income	$569,207	$3,119,290	$1,193,993	$1,938,466
Other comprehensive income (loss):
Unrealized holding (loss) on marketable securities	(312,003)	-	(77,370)	-
Foreign exchange translation (loss)	(104,653)	(34,057)	(210,931)	(66,496)
Comprehensive income	$152,551	$3,085,233	$905,692	$1,871,970
See accompanying notes to financial statements.

Wireless Age Communications, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
For the six month period ended June 30, 2008
(UNAUDITED)

	Common Stock
	Number	Par Value	Restated (Note 1) Additional Paid-in Capital	Restated (Note 1) Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity
Balance, December 31, 2007	59,473,342	$59,473	$11,802,344	$(11,747,170)	$1,076,742	$-	$1,191,389

Repurchases of common stock	(691,500)	(692)	(131,659)	-	-	-	(132,351)

Repurchased common stock not yet cancelled	-	-	-	-	-	(27,561)	(27,561)

Foreign currency translation adjustment	-	-	-	-	(106,278)	-	(106,278)

Unrealized holding gain on marketable securities	-	-	-	-	234,633	-	234,633

Net earnings for the three month period ended March 31, 2008	-	-	-	624,786	-	-	624,786

Balance, March 31, 2008	58,781,842	$58,781	$11,670,685	$(11,122,384)	$1,205,097	$(27,561)	$1,784,618

Repurchases of common stock	(157,600)	(157)	(54,213)	-	-	27,561	(26,809)

Repurchased common stock not yet cancelled	-	-	-	-	-	(60,564)	(60,564)

Foreign currency translation adjustment	-	-	-	-	(104,653)	-	(104,653)

Unrealized holding loss on marketable securities	-	-	-	-	(312,003)	-	(312,003)

Adjustment arising from acquisition of interest in entity from related party	-	-	(196,140)	-	-	-	(196,140)

Net earnings for the three month period ended June 30, 2008	-	-	-	569,207	-	-	569,207

Balance, June 30, 2008	58,624,242	$58,624	$11,420,332	$(10,553,177)	$788,441	$(60,564)	$1,653,656

See accompanying notes to financial statements.

Wireless Age Communications, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
For the six month period ended June 30, 2007
(UNAUDITED)

	Common Stock			Preferred Stock
	Number	Par Value	Additional Paid-in Capital	Number	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity Restated (Note 1)
Balance, December 31, 2006	29,527,918	$29,528	$10,596,483	7,142,900	$7,143	$362,237	$(13,338,733)	$172,603	$(2,170,739)

Conversion of preferred stock to common stock	2,950,000	2,950	149,602	(2,950,000)	(2,950)	(149,602)	-	-	-

Adjustment arising from issuance of warrants	-	-	190,000	-	-	-	-	-	190,000

Foreign currency translation adjustment	-	-	-	-	-	-	-	(32,439)	(32,439)

Net loss for the three month period ended March 31, 2007	-	-	-	-	-	-	(1,180,824)	-	(1,180,824)

Balance, March 31, 2007	32,477,918	$32,478	$10,936,085	4,192,900	$4,193	$212,635	$(14,519,557)	$140,164	$(3,194,002)

Conversion of preferred stock to common stock	16,771,600	16,772	200,056	(4,192,900)	(4,193)	(212,635)	-	-	-

Issuance of common stock for cancellation of warrants	6,666,667	6,667	666,607	-	-	-	-	-	673,274

Issuance of common stock pursuant to settlement of financing breach	3,200,000	3,200	323,200	-	-	-	-	-	326,400

Deemed dividend induced conversion of warrants	-	-	-	-	-	-	(673,274)	-	(673,274)

Foreign currency translation adjustment	-	-	-	-	-	-	-	(34,057)	(34,057)

Net income for the three month period ended June 30, 2007	-	-	-	-	-	-	3,119,290	-	3,119,290

Balance June 30, 2007	59,116,185	$59,117	$12,125,948	-	$-	$-	$(12,073,541)	$106,107	$217,631

See accompanying notes to financial statements

Wireless Age Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(UNAUDITED)

	Six months ended June 30,
	2008	2007
Net cash provided by (used in) operations
Net income from continuing operations	$1,193,993	$259,156
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization	167,199	132,749
Foreign exchange (gain)	(188,562)	(14,922)
Gain on collection of note receivable	(41,125)	-
Financing expense	-	326,400
Changes in operating assets and liabilities:
Receivables	330,574	(662,795)
Inventory	308,773	63,481
Prepaid expenses	(59,934)	9,100
Accounts payable and accrued liabilities	1,813,223	361,659
Deferred revenue and customer deposits	(17,880)	14,790
Taxes payable	214,183	-
Net cash provided by (used in) operating activities	3,720,444	489,618
Cash flows from investing activities:
Collection of notes receivable	41,125	-
Increase in due from/to related parties	(1,991,444)	-
Acquisition of interest in entity from related party	(196,140)	-
Purchase of marketable securities	(985,632)	-
Repayment of promissory note	(76,362)	-
Purchase of distribution rights	(98,070)	-
Additions to property, plant and equipment	(116,095)	(129,526)
Net cash provided by (used in) investing activities:	(3,422,618)	(129,526)
Cash flows from financing activities:
Purchases of common stock for cancellation	(247,285)	-
Increase (repayment) of loans	978,582	(1,049,018)
Increase (repayment) of long-term debt	(62,521)	37,641
Net cash provided by (used in) financing activities:	668,776	(1,011,377)

Increase ( decrease) in cash from continuing operations:	966,602	(651,285)
Increase (decrease) in cash from discontinued operations: (Note 9)	(99,489)	386,496
Foreign exchange effect on cash and cash equivalents	(20,450)	20,963

Increase (decrease) in cash and cash equivalents	846,663	(243,826)
Cash and cash equivalents, beginning of period	104,101	285,030
Cash and cash equivalents, end of period	$950,764	$41,204

Non cash financing activities:

During the six month period ended June 30, 2008, the Company:
•	Acquired intangible assets, valued at $97,418, through the issuance of a $97,418 promissory note.
•	Acquired 720,000 common shares of Newlook by issuing a $280,565 promissory note

During the six month period ended June 30, 2007, the Company:
•	Issued warrants to purchase 2,000,000 common shares, valued at $190,000.
•	Issued 16,771,600 common shares upon the conversion of 4,192,900 series A preferred shares.
•	Issued 6,666,667 common shares, valued at $673,274, to cancel warrants to purchase 10,000,000 common shares.
•	Issued 3,200,000 common shares, valued at $326,400, to settle liquidated damages for certain breaches pursuant to a financing agreement

During the six month period ended June 30, 2008 and 2007, the Company paid cash interest of $46,703 and $140,065, respectively, and did not pay cash taxes in either period.
See accompanying notes to financial statements.

Wireless Age Communications, Inc.
Notes to Condensed Consolidated Financial Statements
June 30, 2008
(Unaudited)

Note 1 – Basis of Presentation and nature of operations

The accompanying condensed unaudited consolidated financial statements of Wireless Age Communications, Inc. (referred to herein as “we,” “our” or the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and with the rules and regulations of the United States Securities and Exchange Commission  for the preparation of interim financial information.  Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of the management of the Company, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2007.

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

Discontinued Operations

The operating results of Knowlton Pass Electronics Inc. (operating as Wireless Works) prior to its disposal on March 1, 2007 have been classified as discontinued operations. The operating results of mmwave which was assigned into bankruptcy on June 29, 2007, have also been classified as discontinued operations – Note 9. In addition the assets and liabilities of mmWave Technologies Inc. have been segregated as assets and liabilities held for sale.

Restatement

The consolidated balance sheet as at December 31, 2007, and the consolidated statements of operations, cash flows and stockholders’ equity (deficiency) for the period ended June 30, 2007 have been restated to correct the following errors:

1) In December 2007, the Company amended the terms of its existing line of credit. Under the amended credit facilities, the Company, together with its controlling shareholder, Newlook Industries Corp. (“Newlook”), became co-borrowers of a loan totaling $2,520,000.  The amended facilities included: 1) a new $1,513,000 (CAD $1,500,000) 18% per annum 3 year term loan; and 2) a $1,007,000 (CAD $1,000,000) revolving facility. The assets of the Company remained as collateral for the amended facilities.  As at December 31, 2007, $1,513,200 was drawn under the term loan and $nil was drawn under the revolving facility. The Company and Newlook agreed that the full proceeds of the term loan would be advanced to Newlook.  The Company did not originally recognize the term loan on its consolidated balance sheet as at December 31, 2007 on the basis that the proceeds were fully advanced to Newlook. Upon further analysis, the Company concluded this accounting treatment was incorrect as this did not reflect its legal obligation as a borrower under the facility.  As a result, the Company has restated its consolidated balance sheet to reflect its obligation under the term loan with a corresponding “Due from related parties” balance representing the amount advanced to Newlook;

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

3) In 2007, the Company issued 6,666,667 common shares to Newlook to cancel 5,000,000 A warrants and 5,000,000 B warrants, and recognized an expense of $673,274 equal to the difference between the fair value of the common shares and the carrying value of the warrants.  The Company has reallocated the expense to accumulated deficit as the issuance of common shares represents, in substance, a payment made to induce conversion of the warrants; the Company therefore accounted for the transaction in a manner similar to that prescribed by EITF Topic D-42, The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. The impact of this restatement is to decrease expenses in 2007.

The quantitative impact of the misstatements on the December 31, 2007 balance sheet is as summarized below.

	December 31, 2007
	As reported	As restated
Due from related parties – long term	-	1,513,200
Total assets	10,237,432	11,750,632
Long term debt	-	1,513,200
Total liabilities	9,044,760	10,557,960
Additional paid in capital	17,797,445	11,802,344
Accumulated deficit	(17,742,271)	(11,747,170)

The quantitative impact of the misstatements on the June 30, 2007 statement of operations is as summarized below.

	Three months ended June 30, 2007		Six months ended June 30, 2007
	As reported	As restated	As reported	As restated
Deemed dividend related to beneficial conversion feature of convertible preferred stock	2,515,767	-	2,515,767	-
Financing expense related to convertible preferred stock	999,674	-	999,674	-
Deemed dividend – induced conversion of warrants	-	673,274	-	673,274
Financing expense associated with liquidated damages	-	326,400	-	326,400
Net income (loss) before tax	(588,039)	31,248	(570,262)	259,156
Net income (loss) after tax from continuing operations	(359,039)	31,248	(369,262)	259,156
Net income (loss) attributable to common shareholders	(69,751)	2,446,016	(1,250,575)	1,265,192
Earnings (loss) per share from continuing operations	(0.012)	(0.01)	(0.013)	(0.01)
Loss per share attributable to common shareholders	(0.002)	0.07	(0.037)	0.04

The cumulative effect of these misstatements was to decrease additional paid-in capital as of December 31, 2006 by $3,479,334 from $14,075,817 to $10,596,483 and decrease accumulated deficit as of December 31, 2006 by $3,479,334 from $16,818,067 to $13,338,733.

Note 2 – Recent developments

Stock Repurchases

As at June 30, 2008, the Company had acquired 1,029,100 shares of its common stock for cancellation. As at June 30, 2008, 849,100 shares, valued at $186,721 had been cancelled and 180,000 shares, valued at $60,564, were held in treasury for cancellation during July/August 2008.

Purchases of Newlook Securities

During the first half of fiscal 2008, the Company acquired an additional 1,545,000 common shares of Newlook Industries Corp. (“Newlook”), the Company’s controlling shareholder, for total consideration of $694,579 (CAD$708,250). Of these securities: 1) 720,000 shares were acquired from Gamecorp Ltd., formerly known as Eiger Technology Inc. (“Gamecorp”) (a related party by virtue of common officers and directors) by agreeing to cancel an option to acquire 180,000 shares of Newlook Industries Corp. on each of September 8, 2008, March 8, 2009, September 8, 2009 and March 8, 2010 at an exercise price of CAD$0.40 per share and convert to an outright purchase for consideration of $282,442 (CAD$288,000) under a promissory note payable$70,610 (CAD$72,000) on each of September 8, 2008, March 8, 2009, September 8, 2009 and March 8, 2010, 2) 180,000 were acquired from Gamecorp  through the cash exercise of options held of $70,610 (CAD$72,000); 3)10,000 shares from Gamecorp for cash consideration of $981 (CAD$1,000) and 4) 635,000 shares from a third party for cash consideration of $340,548 (CAD$347,250).

Subsequent Events:

TCE Loan Amendments

On July 29, 2008, the Company and its controlling shareholder Newlook amended the terms of a loan facility with TCE Capital Corporation (the “Additional Facility Letter”.

Pursuant to an Additional Facility Letter, executed by Wireless Age (and its subsidiaries) and Newlook, the entities are able to borrow up to an additional $1,274,910 (CAD$1,300,000) based on an inventory margining formula. Certain terms of the existing facilities were modified but material terms such as interest at 18% remain unchanged. The Company paid a $29,421 (CAD$30,000) amendment fee to put the additional lending facility in place. Pursuant to the arrangements of the combined facility, the Company and/or Newlook are able to borrow, subject to meeting certain customary margining calculations, a total of $3,726,660 (CAD$3,800,000).

As part of the arrangement Newlook also agreed to an Acquisition Line of Credit, pursuant to which Newlook could obtain borrowings of up to $2,451,750 (CAD$2,500,000), subject to various customary terms and conditions such as due diligence and consent of Newlook and TCE. The Acquisition Line of Credit is available until June 30, 2009 and interest is charged at a rate of 18% per annum. Newlook also paid a $29,421 (CAD$30,000) processing and due diligence fee to activate the line of credit.

Sale of Newlook Securities

On August 7, 2008, the Company entered into a Stock Purchase Agreement with 2181427 Ontario Ltd., a third party investor, to dispose of a portion of its investment in marketable securities of Newlook.

The Company completed the sale of 2,900,000 common shares of Newlook to 2181427 Ontario in exchange for total consideration of $1,848,620 (CAD$1,885,000) or $0.64 (CAD$0.65) per share. 2181427 Ontario Ltd. paid $184,862 (CAD$188,500) in cash at closing and provided an interest bearing secured promissory note of $1,663,758 (CAD$1,696,500) to Wireless. The promissory note will be repaid in six consecutive monthly payments of $83,188 (CAD$84,825), on the last business day of the month, beginning in November 2008 and ending in April 2009, and seven consecutive monthly payments of $166,376 (CAD$169,650), on the last business day of the month, beginning in May 2009 and ending in November 2009. Interest under the Promissory Note is calculated based on Canadian Prime Rate (currently 4.75%) and is secured by a portion of the Shares sold to 2181427 Ontario. The Shares will be held in escrow and will be released over time on the condition that the buyer is not in default under the Promissory Note.

Termination of Prepaid Distribution Agreement

On August 19, 2008, the Company and SaskTel Mobility mutually agreed to terminate the Prepaid Cellular Service Card Distribution Agreement effective September 30, 2008. Under the Agreement, Wireless Source Distribution Ltd., a wholly owned subsidiary of Wireless Age was granted the local distribution rights of prepaid cellular phone cards on behalf of SaskTel. The Company earned less than 3% profit margin under the Agreement. Recently the profit margin percentage had declined due to the introduction of a cardless or ePin service. The Company believed continuing to provide the service for SaskTel in light of falling margins and rising costs made little economic sense.

Note 3 – Summary of Significant Accounting Policies

Interim Financial Information

The condensed consolidated balance sheet as of June 30, 2008, the condensed consolidated statements of operations for the three and six months ended June 30, 2008 and June 30, 2007, and the condensed consolidated statements of cash flows for the six months ended June 30, 2008 and June 30, 2007 have been prepared by the Company and are unaudited. The condensed consolidated balance sheet as of December 31, 2007 was derived from the audited consolidated financial statements included in the Company’s  Amended Annual Report on Form 10-KSB/A for the year ended December 31, 2007.

Certain information and footnote disclosures normally included in the consolidated financial statements have been condensed or omitted. It is the opinion of management that all adjustments (which include normal recurring adjustments) necessary for a fair statement of financial results are reflected in the interim periods presented. Accordingly, these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company’s Annual Report on the amended Form 10-KSB for the year ended December 31, 2007 (Note 1).

Consolidated financial statements

The consolidated financial statements include the accounts of the Company, its four wholly-owned inactive subsidiaries DB Sim Holdings Ltd. (“DB Sim”), Prime Battery Products Limited (“Prime Battery”), Marlon Distributors Ltd. (“Marlon Distributors”) and 1588102 Ontario Inc. (“1588102”), its 99.7% owned subsidiary WACL, and its wholly-owned subsidiaries Prime Wireless and Wireless SourceWACL, DB Sim and Wireless Source are incorporated under the laws of the province of Saskatchewan, Canada. Prime Wireless, Prime Battery and 1588102 are incorporated under the laws of the Province of Ontario, Canada and Marlon Distributors is federally incorporated under the laws of Canada. All inter-company transactions have been eliminated.

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

Basic and Diluted Earnings (Loss) Per Share

The Company reports basic earnings (loss) per share in accordance with Statement of Financial Accounting Standards No. 128, “Earnings Per Share”.  Basic earnings (loss) per share is computed using the weighted average number of shares outstanding during the year.  Diluted earnings per share includes the potentially dilutive effect of outstanding common stock options and warrants which are convertible to common shares.  Diluted loss per share is not presented if the results would be anti-dilutive.

Comprehensive Income

The Company follows Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”.  Comprehensive income is comprised of foreign currency translation adjustments and unrealized gains and losses on available for sale marketable securities.

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

Discontinued Operations

The Company has followed Statement of Financial Accounting Standard No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”. Accordingly, the Company recognized as discontinued operations the results of the Wireless Works division and the mmwave subsidiary (see Note 9).

Recent Accounting Pronouncements

In June 2008, Financial Accounting Standards Board Staff Position (“FSP”) EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities,” was issued. FSP EITF 03-6-1 requires unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents to be treated as participating securities as defined in Emerging Issues Task Force (“EITF”) Issue No. 03-6, “Participating Securities and the Two-Class Method under FASB Statement No. 128,” and, therefore, included in the earnings allocation in computing earnings per share under the two-class method described in SFAS No. 128, “Earnings Per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. Upon adoption, all previously reported earnings per share data must be retroactively adjusted to conform with the requirements of the FSP. The Company is currently evaluating the impact of the adoption of FSP EITF 03-6-1 on its calculation of earnings per share.

In March 2008, FASB issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS 161”). SFAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring companies to enhance disclosure about how these instruments and activities affect their financial position, performance and cash flows. SFAS 161 also improves the transparency about the location and amounts of derivative instruments in a company’s financial statements and how they are accounted for under SFAS 133. SFAS 161 is effective for financial statements issued for fiscal years beginning after November 15, 2008 and interim periods beginning after that date. As such, the Company is required to adopt these provisions beginning with the quarter ending in March 2009. The Company is currently evaluating the adoption of this pronouncement and expects no material impact on the Company’s consolidated financial statements.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 141(R), "Business Combinations”.  SFAS 141(R) establishes principles and requirements for how the acquirer, recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, an any noncontrolling interest in the acquiree, recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase, and determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  SFAS 141(R) is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 31, 2009.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2010.  The Company is currently evaluating the impact of SFAS 141(R) on its consolidated financial statements but does not expect it to have a material effect.

In December 2007, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard (“SFAS”) No. 160, "Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51”.  SFAS 160 establishes accounting and reporting standards for the non-controlling interest in a subsidiary and for the deconsolidation of a subsidiary.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  As such, the Company is required to adopt these provisions at the beginning of the fiscal year ended December 31, 2009.  The Company is currently evaluating the impact of SFAS 160 on its consolidated financial statements but does not expect it to have a material effect.

In February 2007, the FASB issued FASB Statement NO. 159, “The Fair Value Option for Financial Assets and Financial Liabilities – Including an Amendment of FASB Statement No. 115” (“SFAS 159”). The fair value option established by SFAS 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains or losses on items for which the fair value option has been elected in earnings (or another performance indication if the business entity does not report earnings) at each subsequent reporting date. The fair value option: (a) may be applied instrument by instrument, with a few exceptions, such as investments otherwise accounted for by the equity method; (b) is irrevocable (unless a new election date occurs); and (c) is applied only to entire instruments and not to portions of instruments. FASB No. 159 is effective as of the beginning of the fiscal years beginning after November 15, 2007. The Company adopted SFAS 159 effective January 1, 2008 and it did not have a significant impact on the consolidated financial statements.

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

During the second quarter of fiscal 2008, the Company acquired an additional 485,000 common shares for a total consideration of $288,311 (CAD$291,000).

At June 30, 2008 the fair value of the 4,225,307 common shares was $2,900,631 (CAD $2,957,715) based on the closing share price of CAD $0.70.  Accordingly, the Company recorded a $918,329 unrealized gain on marketable securities within accumulated other comprehensive income.

On August 7, 2008, subsequent to balance sheet date, the Company disposed of 2,900,000 Newlook common shares. See Note 2 Subsequent Events.

Note 5 – Due To or From Related Parties

Amounts due to or from related parties arise from advances to or provided by entities with common officers and/or directors or cross-ownership.  The balances may arise by one party making payment for expenses of the other party or services provided by one party to the other.

As of June 30, 2008, the Company’s controlling shareholder owed $3,605,311 ($2,134,261 reflected as a current asset and $1,471,050 reflected as a long term asset) to the Company. This amount increased primarily as a result of proceeds of additional borrowings advanced to the Company’s controlling shareholder.  Amounts due from the Company’s controlling shareholder are cross collateralized, pay interest at 18% and have no specific repayment terms.

During the three month period ended June 30, 2008, the Company acquired a 50% interest in an entity from its controlling shareholder.  As the transaction was between entities under common control, the excess of the consideration over the carrying value of the acquired net assets was recorded as a reduction of additional paid in capital.

Note 6 – Intangible Assets & Goodwill

Intangible assets as at June 30, 2008 and December 31, 2007 are as follows:

As of June 30, 2008	Gross Carrying Amount	Accumulated Amortization	Net 2008
Intangible assets subject to amortization:
Retail segment:
Residual premiums	$1,214,544	$(1,000,244)	$214,300
MTS agency fee	313,824	(250,078)	63,746

Retail intangible assets subject to amortization	1,528,368	(1,250,322)	278,046
Commercial segment:
Callmore distribution rights	$98,070	$(7,356)	$90,714

Commercial intangible assets subject to amortization	98,070	(7,356)	90,714

Total intangible assets subject to amortization	1,626,438	(1,257,678)	368,760

As of December 31, 2007	Gross Carrying Amount	Accumulated Amortization	Net 2007
Intangible assets subject to amortization:
Retail segment:
Residual premiums	$1,249,344	$(998,942)	$250,402
MTS agency fee	322,816	(241,102)	81,714

Retail intangible assets subject to amortization	1,572,160	(1,240,044)	332,116

Total intangible assets subject to amortization	1,572,160	(1,240,044)	332,116

On March 20, 2008, the Company acquired wireless communications distribution rights valued at $98,070 (CAD$100,000) from Callmore Communications, Inc. and will be amortized over the 5 year estimated useful life. The assets consist of communications equipment distribution rights and will utilized within the commercial operating segment.

Aggregate amortization expense for the six month period ended June 30, 2008: $52,935.

Estimated amortization expense:

For the remainder of the year ended December 31, 2008	$55,127
For the year ended December 31, 2009	$105,123
For the year ended December 31, 2010	$95,328
For the year ended December 31, 2011	$78,428
For the year ended December 31, 2012	$29,915
For the year ended December 31, 2013	$4,839

Goodwill

The carrying amount of goodwill during the six month period ended June 30, 2008, is summarized as follows:

	Retail Segment	Commercial Segment	Total

Balance as of January 1, 2008	$241,026	$-	$241,026
Goodwill acquired	-	-	-
Balance as of June 30, 2008	$241,026	$-	$241,026

The retail segment will be tested for impairment in the fourth quarter during the annual budgeting and forecasting process. The fair value of the reporting unit is estimated using the expected present value of future cash flows.

Note 7 – Loan Facility, Notes Payable and Obligation under Capital Leases

Loan Facility

On December 13, 2007, the Company amended the terms of its line of credit with its asset based lender.  The Company, together with its controlling shareholder Newlook, obtained a new loan facility totaling $2,451,750 (CAD$2,500,000).  The amended facility includes; 1) a new $1,471,050 (CAD$1,500,000), 18% per annum, 3 year term loan and 2) the existing $1,471,050 (CAD$1,500,000) loan facility was reduced to $980,700 (CAD$1,000,000).  The effective annual interest rate on the new facility was reduced from approximately 24.6% to approximately 17.9%.  No principal repayments are required under the term loan until maturity but the Company is obligated to pay interest on a monthly basis. The term loan may be retired 18 months into the term on 90 days notice subject to a $73,552 (CAD$75,000) prepayment penalty.  The assets of the Company remain as collateral for the amended facilities.

As of June 30, 2008 a total of $2,449,631 (CAD $2,497,839) had been drawn ($1,471,050 under the term loan and $978,582 under revolving portion of the facility).

The Company and Newlook each guaranteed the others indebtedness to the asset based lender.  Any portion of this indebtedness advanced by Wireless Age to the Newlook is recorded as due from related parties on the Company’s balance sheet.

Notes Payable

On November 1, 2007 the Company issued a $97,415 (CAD$100,000) promissory note as part of the consideration to acquire the G.L. Enns Electronics Selkirk store.  The promissory note is non-interest bearing and will be paid $24,518(CAD$25,000) on each of
January 31, 2008, February 29, 2008, March 31, 2008 and April 30, 2008. On June 30, 2008 the Company did not make a scheduled payment as previously agreed and $24,518 was outstanding under the note. Subsequent to June 30, 2008 a $24,518 (CAD$25,000) payment was made on the promissory note.

Obligations under Capital Leases
June 30, 2008

Capital lease obligations	41,824
Less: current portion:	(15,010)
$(26,814)

Capital lease obligations include three leases with monthly payments ranging between $242 (CAD$248) and $1,655 (CAD$1,699) and including interest at rates ranging between 12.5% and 16.2%. Equipment is pledged as security.

Note 8 – Segmented Information

The following table shows revenues, profits or loss, for the three and six month period ended June 30, and identifiable assets by operating segment:

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007
Revenues
Retail – sale of tangible products	$4,043,244	$2,932,773	$8,163,409	$5,372,891
Retail – activation commissions and residual payments	1,259,402	979,646	2,303,413	1,800,818
Commercial – sale of tangible products	5,167,769	3,625,445	9,611,877	6,274,002
Commercial – activation commissions and residual payments	-	36,734	14,839	68,555

Consolidated revenues	$10,470,415	$7,574,598	$20,093,538	$13,516,266

Profit or Loss
Retail	$897,563	$511,008	$1,568,796	$868,030
Commercial	35,130	118,607	129,241	193,742
Unallocated amounts:
Corporate costs	(363,486)	(598,367)	(504,044)	(802,616)
Profit (loss) from discontinued operations (Note 9)	-	3,088,042	-	1,679,310

Consolidated income	$569,207	$3,119,290	$1,193,993	$1,938,466

Deemed dividend – induced conversion of warrants	-	673,274	-	673,274
Net income attributable to common shareholders	$569,207	$2,446,016	$1,193,993	$1,265,192

Assets
Retail			$4,390,281	$2,583,013
Commercial			2,853,208	2,346,863
Intangible assets and goodwill - retail			519,072	400,961
Intangible assets and goodwill - commercial			90,714	-
Unallocated corporate assets			7,098,259	26,615

Consolidated assets			$14,951,534	$5,357,452

Note 9 – Discontinued Operations

During fiscal 2006 the Company began a process of reviewing all non-profitable divisions, sub-categories, lines of business or segments for their long term viability.

Knowlton Pass Electronics Inc.

Through the review process, the Company came to the conclusion that the Wireless Works business unit (component of the Commercial operating segment) was non-strategic in the long run, difficult to fund and placed the unit for sale. Effective March 1,
2007, the Company sold the Wireless Works business unit. The operating results of the Wireless Works business unit prior to disposition have been classified as discontinued operations.

The summarized operating results for the Wireless Works business unit classified as discontinued operations during the three and six month period ended June 30, are as follows:

	Three Months		Six Months
	2008	2007	2008	2007

Revenues	$-	$-	$-	$82,101
Costs and expenses	-	-	-	87,234

Net loss from operations	-	-	-	(5,133)
Gain on disposal	-	-	-	315,800

Net gain	$-	$-	$-	$310,667

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

The gain on disposal of the entity is summarized below:

Proceeds received:
Note receivable	$327,194
Reserve for doubtful collection	(327,194)

Net proceeds of disposal	-
Less: net asset deficit	(315,800)

Gain on disposal	$315,800

mmwave Technologies Inc.

Substantially all of mmwave’s employees were terminated effective February 1, 2007 and all office locations were closed. The operating results of mmwave have been regarded as discontinued effective February 1, 2007. On June 29, 2007, the Company assigned mmwave into bankruptcy.

The summarized operating results for mmwave, classified as discontinued operations, for the three and six month period ended June 30, are as follows:

	Three Months		Six Months
	2008	2007	2008	2007

Revenues	$-	$119,363	$-	$900,379
Costs and expenses	-	427,093	-	2,927,508

Net income (loss)	-	(307,730)	-	(2,027,129)
Gain on bankruptcy	-	3,395,772	-	3,395,772

Net Gain	$-	$3,088,042	$-	$1,368,643

The summarized statement of cash flows of discontinued operations for the six month periods ended June 30, 2008 and 2007 are as follows:

	2008	2007

Income from discontinued operations	$-	$1,679,310
Amortization	-	67,222
Changes in operating assets and liabilities	(99,489)	(655,348)

Net cash used in operating activities	(99,489)	1,091,184

Net cash used in investing activities	-	-

Net cash used in financing activities	-	(704,688)

(Decrease) increase in cash from discontinued operations	$(99,489)	$386,496

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

The consolidated balance sheets as at December 31, 2007 and 2006, and the consolidated statements of operations, cash flows and stockholders' equity (deficiency) for the fiscal years ended December 31, 2007 and 2006 have been restated to correct errors identified by the Company with respect to the accounting treatment for its credit facility as well as the beneficial conversion feature and deemed dividend charges associated with its convertible preferred stock.  As a result, the consolidated  financial statements for the three and six months ended June 30, 2007, have been restated to reflect these error corrections.  Refer to Note 1 of the consolidated financial statements for additional details.

Overview

During the quarter ended June 30, 2008, the Company generated after tax net income of $569,207 from operations ($783,390 in pre tax net income). Management’s efforts to reduce costs, sell or eliminate unprofitable business units and improve the financial performance of the Company are reflected in the financial results for the first half of fiscal 2008. Continuing operations consists of the retail operating segment and remaining commercial segment businesses, including distribution of prepaid cards, land mobile radios, and accessories.

Results of operations

For the three month period ended June 30, 2008 and 2007

The Company recorded net income from continuing operations of $569,207during the three month period ended June 30, 2008 compared to $31,248 in the comparative period a year ago. During the three month period ended June 30, 2007 the Company recorded certain of its operations as discontinued operations. During the comparative period ended June 30, 2007 the Company recorded a loss of $3,088,042 from discontinued operations.

Revenues for the consolidated entity including product sales, commissions and residual revenue during the three month period ended June 30, 2008 were $10,470,415 compared to $7,574,598 during the second quarter of 2007, representing a 38% increase in sales over the comparative period in the prior year. Sales of the retail segment were $5,302,646 compared to $3,912,419 in 2007 and sales of the commercial segment were $5,167,769 compared to $3,662,179 in 2007.

Sales of the retail segment during the three month period ended June 30, 2008 and 2007 can be broken down into the following subcategories:

	2008	2007
Cellular hardware, radios and accessories	$3,885,365	$2,785,515
Commission and residual revenue	1,259,402	979,646
Equipment rental	157,879	147,258

	$5,302,646	$3,912,419

The sales of the retail segment for the three month period ended June 30, 2008 increased 36% over the same three month period of 2007. Sales of hardware increased 39% and commission and residual revenue grew 29%. A portion of the increase can be attributable to foreign exchange fluctuations, the CAD$ vis-а-vis the US$ appreciated 12% between the comparative periods.  Handset sales are consistently driving the growth within the retail segment and are a direct result of new and improved handsets and accessories entering the market place, the segment’s ability to successfully sell existing clientele on new handset features and increasing penetration rates in the mobile telephone industry.

The revenues of the commercial segment represent the sale of prepaid cellular cards, two-way radios, accessories and commissions earned from sale of hardware under supplier representation agreements. Sales of the commercial segment during the current quarter were $5,167,769 compared to $3,662,179 during the second quarter of fiscal 2007. Sales of the commercial segment grew by 41%, a portion of which can be attributed to foreign exchange fluctuations.

Sales of the commercial segment during the three month period ended June 30, 2008 and 2007 can be broken down into the following subcategories:

	2008	2007
Prepaid cards, two way radios and accessories	$5,167,769	$3,625,445
Commission revenue	-	36,734

	$5,167,769	$3,662,179

The growth in revenues within the commercial segment is led by the distribution of prepaid cards. Prepaid cellular airtime is becoming a fast growing choice for the youth and senior cellular market. The Company did not earn commission revenues during the current quarter as a result of the acquisition of a supplier by its competitor.

Margin from products and services during the three month period ended June 30, 2008 was $2,592,647 up from $1,916,548 during the second quarter of fiscal 2007. Margin including commissions and residual revenue (which have no associated cost of sales) as a percentage of total sales was 24.8% during the three month period ended June 30, 2008, compared to 25.3% in the second quarter of fiscal 2007. Margin on product sales, excluding commission and residual revenue, as a percentage of product sales increased marginally from 13.7% during the three month period ended June 30, 2007 to 14.5% in the current quarter. Gross profit as a percentage of product sales varies due to sales mix, i.e. incremental revenues were from higher margin business lines results in an increased rate.

Selling and administrative expenses from continuing operations increased from $1,444,512 during the three month period ended June 30, 2007 to $1,901,267 during the three month period ended June 30, 2008. Selling and administrative expenses expressed as a percentage of total revenue decreased from 19.1% to 18.2% year over year reflecting the cost control philosophy of new management.

Selling and administrative expenses during the three month period ended June 30, 2008 and 2007, included:

	2008	2007
General and administrative costs	530,941	332,651
Professional and consulting fees	34,632	98,295
Rent and occupancy costs	128,089	102,606
Wage and benefit costs	1,207,605	910,960
	$1,901,267	$1,444,512

General and administrative expenses totaled $530,941 for the three month period ended June 30, 2008 compared to $332,651 for the comparable period ended June 30, 2007. The increase is the result of incremental operating costs associated with the rising levels of sales activity in the Company.

Professional and consulting fees were $34,632 during the three month period ended June 30, 2008 compared to $98,295 during the three month period ended June 30, 2007. Professional and consulting fees include expenses for accounting and legal, directors’ fees and other consultants.

Rent and occupancy costs were $102,606 during the three month period ended June 30, 2007 compared to $128,089 in the comparative period in the current year. The corporate offices have been relocated from shared space with mmwave to a stand alone suite in King City and the retail segment is operating the new Selkirk store during the current period.

Wages and benefits have increased from $910,960 for the three month period ended June 30, 2007 to $1,207,605 for the second quarter of 2008. This is a result of increased levels of commissions due to the increased business activity.

Amortization expense during the three month period ended June 30, 2007 was $69,033 compared to $97,833 during the comparative period in the current year. The minor rise is attributable to additional property and equipment in new store and corporate locations.

Interest expense decreased from $55,066 during the three month period ended June 30, 2007 to $15,403 during the current quarter. Interest income rose from $Nil during the three month period ended June 30, 2007, to $75,230 during the current quarter.  The decrease in interest expense and increase in interest income is a result of the renegotiated lending arrangement with the Company’s asset based lender and the use of substantially all of the loan proceeds by the Company’s parent which has resulted in interest income to the Company.

During the quarter ended June 30, 2008 the Company incurred a foreign exchange gain of $88,891 arising from translation of Canadian dollar denominated assets and liabilities translated into the reporting currency. The Company experienced a foreign exchange gain of $9,711 in the comparative period in 2007. The gain in the current period is primarily the result of the reclassification of approximately $105,687 of foreign exchange gains from discontinued operations previously recorded in accumulated other comprehensive income to current income.

During the three month period ended June 30, 2008 the Company collected $41,125 under a note receivable that had been fully provided for as unlikely to be collected.

During the three month period ended June 30, 2007, management felt that the 2007 operating performance targets associated with the August 2006 financing were unlikely to be met and agreed to accelerate the conversion effects of not attaining the targets. As a result of the acceleration of the effects the Company also recorded financing charges of $326,400 (which did not require a cash outlay) within other expenses in the period. The financing charges are associated with the issuance of 3,200,000 common shares for liquidated damages associated with certain covenant breaches.

The Company also recorded a provision of $214,183 in the current period for current taxes payable. Management believes the Company has reached a position where income taxes will become payable.

The Company also recorded a deemed dividend in the prior period, of $673,274 associated with the issuance of 6,666,667 common shares for the cancellation of 10,000,000 warrants.  Such deemed dividend was reflected as a charge after net income to arrive at net income attributable to common shareholders.

The overall earnings per share for the three month period ended June 30, 2008 was $0.01 compared to $0.07 during the three month period ended June 30, 2007.

Discontinued Operations (for the three month period ended June 30, 2007 only)

During the three month period ended June 30, 2007, revenues of discontinued operations were $119,363 (representing revenues from mmwave Technologies Inc. prior to bankruptcy); costs and expenses were $427,093 (all from mmwave Technologies Inc.), and the Company recorded a gain of $3,395,772 on the disposal of mmwave Technologies Inc.  The income from discontinued operations was $3,088,042 during the same period and discontinued operations generated basic earnings per share of $0.08 (fully diluted $0.07).

For the six month period ended June 30, 2008 and 2007

The Company recorded net income from continuing operations of $1,193,993 during the six month period ended June 30, 2008 compared to $585,556 in the comparative period a year ago. During the six month period ended June 30, 2007 the Company recorded certain of its operations as discontinued operations. During the comparative period ended June 30, 2007 the Company recorded a gain of $1,679,310 from discontinued operations.

Revenues for the consolidated entity including product sales, commissions and residual revenue during the six month period ended June 30, 2008 were $20,093,538 compared to $13,516,266 during the first half of 2007, representing a 49% increase in sales over the comparative period in the prior year. Sales of the retail segment were $10,466,822 compared to $7,173,709 in 2007 and sales of the commercial segment were $9,626,716 compared to $6,342,557 in 2007.

Sales of the retail segment during the six month period ended June 30, 2008 and 2007 can be broken down into the following subcategories:
	2008	2007
Cellular hardware, radios and accessories	$7,954,058	$5,168,916
Commission and residual revenue	2,303,413	1,800,818
Equipment rental	209,351	203,975

	$10,466,822	$7,173,709

The sales of the retail segment for the six month period ended June 30, 2008 increased 46% over the same six month period of 2007. Sales of hardware increased 54% and commission and residual revenue grew 28%. A portion of the increase can be attributable to foreign exchange fluctuations, the CAD$ vis-а-vis the US$ appreciated 12% between the comparative periods.  Handset sales are consistently driving the growth within the retail segment and are a direct result of new and improved handsets and accessories entering the market place, the segment’s ability to successfully sell existing clientele on new handset features and increasing penetration rates in the mobile telephone industry.

The revenues of the commercial segment represent the sale of prepaid cellular cards, two-way radios, accessories and commissions earned from sale of hardware under supplier representation agreements. Sales of the commercial segment during the current period were $9,626,716 compared to $6,342,557 during the first half of fiscal 2007. Sales of the commercial segment grew by 52%, a portion of which can be attributed to foreign exchange fluctuations.

Sales of the commercial segment during the six month period ended June 30, 2008 and 2007 can be broken down into the following subcategories:

	2008	2007
Prepaid cards, two way radios and accessories	$9,611,937	$6,274,002
Commission revenue	14,779	68,555

	$9,626,716	$6,342,557

The growth in revenues within the commercial segment is led by the distribution of prepaid cards. Prepaid cellular airtime is becoming a fast growing choice for the youth and senior cellular market.

Margin from products and services during the six month period ended June 30, 2008 was $4,897,708 up from $3,526,166 during the first half of fiscal 2007. Margin including commissions and residual revenue (which have no associated cost of sales) as a percentage of total sales was 24.4% during the six month period ended June 30, 2008, compared to 26.1% in the first half of fiscal 2007. Margin on product sales, excluding commission and residual revenue, as a percentage of product sales increased marginally from 14.2% during the six month period ended June 30, 2007 to 14.5% in the current period. Gross profit as a percentage of product sales fluctuates due to sales mix, i.e. incremental revenues from higher margin business lines results in higher blended margin rates.

Selling and administrative expenses from continuing operations increased from $2,682,718 during the six month period ended June 30, 2007 to $3,586,122 during the six month period ended June 30, 2008. Selling and administrative expenses expressed as a percentage of total revenue decreased from 19.8% to 17.8% year over year reflecting the cost control philosophy of new management.

Selling and administrative expenses during the six month period ended June 30, 2008 and 2007, included:

	2008	2007
General and administrative costs	$848,002	$567,554
Professional and consulting fees	105,320	190,962
Rent and occupancy costs	323,035	269,428
Wage and benefit costs	2,309,765	1,654,774
	$3,586,122	$2,682,718

General and administrative expenses totaled $848,002 for the six month period ended June 30, 2008 compared to $567,554 for the comparable period ended June 30, 2007. The increase is the result of incremental operating costs associated with the rising levels of sales activity in the Company.

Professional and consulting fees were $105,320 during the six month period ended June 30, 2008 compared to $190,962 during the six month period ended June 30, 2007. Professional and consulting fees include expenses for accounting and legal, directors’ fees and other consultants.

Rent and occupancy costs were $269,428 during the six month period ended June 30, 2007 compared to $323,035 in the comparative period in the current year. The corporate offices have been relocated from shared space with mmwave to a stand alone suite in King City and the retail segment is operating the new Selkirk store during the current period.

Wages and benefits have increased from $1,654,774 for the six month period ended June 30, 2007 to $2,309,765 for the first half of 2008. This is a result of increased levels of commissions due to the increased business activity.

Amortization expense during the six month period ended June 30, 2007 was $132,749 compared to $167,199 during the comparative period in the current year. The increase is attributable to additional property and equipment in new store and corporate locations.

Interest expense decreased from $140,065 during the six month period ended June 30, 2007 to interest income of $46,703 during the current period. Interest income rose from $Nil during the six month period ended June 30, 2007, to $80,805 during the current period. The decrease in interest expense and increase in interest income is a result of the renegotiated lending arrangement with the Company’s asset based lender and the use of substantially all of the loan proceeds by the Company’s parent which has resulted in interest income to the Company.

During the six month period ended June 30, 2008 the Company incurred a foreign exchange gain of $188,562 arising from translation of Canadian dollar denominated assets and liabilities translated into the reporting currency. The Company experienced a foreign exchange gain of $14,922 in the comparative period in 2007. The substantial gain in the current period is primarily the result of the reclassification of approximately $105,687 from discontinued operations of foreign exchange gains previously recorded in accumulated other comprehensive income to current income.

During the six month period ended June 30, 2008 the Company collected $41,125 under a note receivable that had been fully provided for as unlikely to be collected.

During the six month period ended June 30, 2007, management felt that the 2007 operating performance targets associated with the August 2006 financing were unlikely to be met and agreed to accelerate the conversion effects of not attaining the targets. As a result of the acceleration of the effects the Company also recorded financing charges of $326,400 (which did not require a cash outlay) within other expenses in the period. The financing charges are associated with the issuance of 3,200,000 common shares for liquidated damages associated with certain covenant breaches.

The Company also recorded a provision of $214,183 in the current period for current taxes payable. Management believes the Company has reached a position where income taxes will become payable.

The Company also recorded a deemed dividend in the prior period, of $673,274 associated with the issuance of 6,666,667 common shares for the cancellation of 10,000,000 warrants.  Such deemed dividend was reflected as a charge after net income to arrive at net income attributable to common shareholders.

The overall earnings per share for the three month period ended June 30, 2008 was $0.02 compared to a $0.04 during the six month period ended June 30, 2007.

Discontinued Operations (for the six month period ended June 30, 2007 only)

Revenues of discontinued operations for the six month period ended June 30, 2007 were $982,480 (representing revenues of $900,379 from mmwave Technologies Inc. prior to bankruptcy and $82,101 from Knowlton Pass Electronics Inc. prior to disposal). Costs and expenses were $3,014,742 for the six month period ended June 30, 2007 ($2,927,508 from mmwave Technologies Inc. and $87,234 from Knowlton Pass Electronics Inc.). The Company also recorded a gain of $3,395,772 on the disposal of mmwave Technologies Inc. in the current period and a $315,800 gain from the disposal of Knowlton Pass Electronics Inc. The income from discontinued operations was $1,679,310 during the six month ended June 30, 2007. Discontinued operations generated basic earnings per share of $0.049 (fully diluted $0.042) in the current period.

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

Financial Condition

Since year end, total assets have increased by $3,004,762 to $14,755,394 at June 30, 2008. Current assets have increased by $2,981,825 and non current assets have increased by $22,937.

Current assets increased during the current period by $2,981,825 to $11,919,774 at June 30, 2008. Receivables decreased by approximately $330,000 primarily due to a reduction in level of sales from the 4th quarter of fiscal 2007. Inventory levels have decreased by approximately $309,000 also reflecting the slow part of the fiscal year. Prepaid balances increased since year end by approximately $60,000 due to normal business fluctuation. Offsetting these decreases were increases in cash balances of approximately $858,072, the fair value of marketable securities available for sale increased by approximately $580,000 to $2,900,631 and the Company also recorded amounts due from related parties of $2,134,261 reflecting advances made to the Company’s controlling shareholder.

Net property, plant and equipment assets have increased since year end by approximately $28,443 to $754,784 at June 30, 2008.  The net increase is primarily due to additional property and equipment assets acquired in new store locations and the corporate office.

Intangible assets increased since year end by $36,644 due to a commercial segment acquisition offset by normal amortization of certain intangibles. Goodwill has remained unchanged since year end at $241,026.

Total liabilities have increased since December 31, 2007 by $2,542,495 to $13,100,455 at June 30, 2008. Current liabilities increased by $2,629,992 to $10,676,686 during the current period. Accounts payable increased by approximately $1,813,000, due to related parties decreased by $190,529, and liabilities of discontinued operations decreased by approximately $99,489 to $213,636. Offsetting these decreases were increases of approximately $4,261 in current portion of deferred revenues and deposits. Notes payable decreased to $24,518, and current portion of capital lease obligations decreased to $15,010. Substantially all of the changes in current liabilities are the result of normal business fluctuations. Taxes payable increased to $214,183 from $nil at December 31, 2007.  The Company’s current loan facility increased to $978,582.

The non-current portion of deferred revenues and customer deposits was $76,723, tax obligations associated with accounting pronouncements adopted in the prior year were $849,182, the long term portion of the loan facility $1,471,050 and the long term portion of the obligations under capital lease totaled $26,814 at June 30, 2008.  The Company’s long term debt increased to $1,471,050.

Minority interest, which represents the amount of net assets owed to the parties holding the remaining 0.3% of Wireless Age Communications Ltd., remained at $1,283 at June 30, 2008.

Stockholders’ equity has increased since year end by $462,267 to $1,653,656 at June 30, 2008. The increase is the result of:

1.	A decrease in common stock and additional paid in capital arising from repurchase of 849,100 of the Company’s common shares, valued at $186,721,
2.
A deduction of shareholders’ equity temporarily classified as treasury stock associated with the repurchase for cancellation of a further 180,000 shares of the Company’s common stock, valued at $60,564,

3.	Foreign exchange loss of $210,931 recorded within accumulated other comprehensive income,
4.	An unrealized holding loss on marketable securities of $77,370 recorded within accumulated other comprehensive income and
5.	A reduction of additional paid in capital of $196,140 associated with the acquisition of an interest in an entity from a related party.
6.	A decrease in accumulated deficit arising from net income of $1,193,993 during the period.

Liquidity and Capital Resources

As of June 30, 2008, the Company had current assets of $11,919,774 and current liabilities of $10,676,686 , indicating working capital of $1,243,088 compared to $891,255 at the beginning of the year. The increase in working capital is primarily the result of an increase in the fair value of marketable securities and a substantial increase in amounts advanced to Newlook which have been recorded as a current asset. Offsetting these increases were reductions in receivables and inventory.

Cash provided by continuing operating activities amounted to $3,720,444 during the six month period ended June 30, 2008, primarily as a result of the net income adjusted for non cash items and various changes in operating assets and liabilities. Cash used in continuing investing activities during the period amounted to $3,422,618, primarily consisting of cash used to acquire additional marketable securities and advances to Newlook. Cash provided by financing activities during the current period amounted to $668,776, and primarily represented proceeds of new debt offset by amounts used to acquire shares of the Company’s stock for cancellation. The cumulative affect of all these changes resulted in a net increase in cash of $966,602 from continuing operations. Net cash used in discontinued operations totaled $99,489.

The Company is continuing to generate strong cash flow which management intends to use in acquisition and other short term investments.

The Company recently renegotiated the terms of debt facility with its asset based lender. The Company has been successful in leveraging its working capital assets under loans and believes it will continue to do so. Management has taken steps to improve lending terms as confidence with its lending partner improves. The Company also recently renegotiated payment terms with a key supplier within the commercial operating business unit which will have the effect of providing approximately $1.5 million incremental cash to be used for general corporate purposes.

Off-Balance Sheet Arrangements

The Company and Newlook (the Company’s controlling shareholder) have pledged their assets under a Factoring Agreement with an asset based lender (Note 7).  The Company and Newlook are able to borrow up to CAD $3,800,000, $1,500,000 under a 3 year term loan and up to $2,300,000 under a revolving type facility.  The Company and Newlook each guaranteed the others indebtedness to the asset based lender.

Other than as described above, the Company does not have any material off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on its financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are a smaller reporting company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We have adopted and maintain disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in our reports under the Exchange Act, is recorded, processed, summarized and reported within the time periods required under the Securities and Exchange Commission’s rules and forms and that the information is gathered and communicated to our management, including our Chief Executive Officer and Chief Financial Officer as appropriate, to allow for timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of the end of the period covered by this report, we have carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures.  In connection with the restatements of these financial statements, the Audit Committee has reevaluated certain disclosure controls and procedures and internal control over financial reporting.  As a result, the Audit Committee is establishing specific controls related to these matters and will review its conclusions on controls with qualified internal accounting personnel or third party accounting experts.  In addition, the Company will provide its accounting staff with additional training related to generally accepted accounting principles and financial statement reporting matters.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal controls over financial reporting (as defined in Rule 13(a) or Rule 15(f) of the Exchange Act) during the quarter covered by this report that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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
 .
None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIRELESS AGE COMMUNICATIONS, INC.

August 29, 2008

By:	/s/ John G. Simmonds	By:	/s/ Gary N. Hokkanen
	Name: John G. Simmonds		Name: Gary N. Hokkanen
	Title: Principal Executive Officer		Title: Principal Financial Officer and Principal Accounting Officer