Form 10-Q/A
period 2008-03-31
WIRELESS AGE COMMUNICATIONS INC
filed 2008-10-30
CIK 1130131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q/A
Amendment No. 1

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

Explanatory Note: This Amendment No. 1 on Form 10-Q of Wireless Age Communications, Inc. for the three month period ended March 31, 2008, which was filed with the Securities and Exchange Commission (the “SEC”) on May 15, 2008, is to restate the consolidated balance sheets at March 31, 2008 and December 31, 2007 and the consolidated statements of cash flows and stockholders’ equity (deficiency) for the three month period ended March 31, 2008 to correct the following errors:

1) In December 2007, the Company amended the terms of its existing line of credit. Under the amended credit facilities, the Company, together with its controlling shareholder, Newlook Industries Corp., became co-borrowers of a loan totaling $2,520,000.  The amended facilities included: 1) a new $1,513,000 (CAD $1,500,000) 18% per annum 3 year term loan; and 2) a $1,007,000 (CAD $1,000,000) revolving facility. The assets of the Company remained as collateral for the amended facilities.  As at December 31, 2007, $1,513,200 was drawn under the term loan and $nil was drawn under the revolving facility. The Company and Newlook agreed that the full proceeds of the term loan would be advanced to Newlook.  The Company did not originally recognize the term loan on its consolidated balance sheet as at December 31, 2007 on the basis that the proceeds were fully advanced to Newlook. Upon further analysis, the Company concluded this accounting treatment was incorrect as this did not reflect its legal obligation as a borrower under the facility.  As a result, the Company has restated its consolidated balance sheets as at March 31, 2008 and December 31, 2007 to reflect its obligation under the term loan with a corresponding “Due from related parties” balance representing the amount advanced to Newlook.

2) In 2007 and 2006, the Company recognized incremental beneficial conversion features in its convertible preferred stock upon the resolution of certain contingent events that decreased the price into which the preferred stock could be converted into common stock.  This resulted in the recognition of deemed dividends of $3,848,714 and $2,515,767 in 2007 and 2006, respectively, which, in total, represented an excess of $5,995,101 over the proceeds originally ascribed to the conversion feature on its initial recognition. Upon further review of Emerging Issues Task Force (“EITF”) Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company determined that the excess should be reversed in order to limit the discount assigned to the beneficial conversion feature to the amount of the proceeds allocated to it. The impact on these financial statements is to reduce additional paid in capital and accumulated deficit by $5,995,101 at December 31, 2007.

3) In 2007, the Company issued 6,666,667 common shares to Newlook to cancel 5,000,000 A warrants and 5,000,000 B warrants, and recognized an expense of $673,274 equal to the difference between the fair value of the common shares and the carrying value of the warrants.  The Company has reallocated the expense to accumulated deficit as the issuance of common shares represents, in substance, a payment made to induce conversion of the warrants; the Company therefore accounted for the transaction in a manner similar to that prescribed by EITF Topic D-42, The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. This restatement did not have an impact on these financial statements as the reallocation occurred during periods not presented herein.

Wireless Age Communications, Inc.

PART I. Financial Information

Item 1.  Condensed Financial Statements

Wireless Age Communications, Inc.
Condensed Consolidated Balance Sheets

	Unaudited March 31, 2008 (Restated)	December 31, 2007 (Restated)
ASSETS

Current Assets:
Cash and cash equivalents	$1,028,479	$104,101
Receivables (net of allowance of $45,000)	3,198,730	3,931,412
Inventory	1,915,669	2,438,571
Marketable securities (Note 4)	2,914,998	2,320,317
Due from related parties (Note 5)	754,347	-
Prepaid expenses	134,961	143,548
	9,947,184	8,937,949

Property, plant and equipment, net of accumulated amortization	728,089	726,341
Due from related parties (Note 5)	1,461,276	1,513,200
Intangible assets (Note 6)	395,876	332,116
Goodwill (Note 6)	241,026	241,026
TOTAL ASSETS	$12,773,451	$11,750,632
		-
LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Loan facility (Note 7)	$691,968	$-
Accounts payable and accrued liabilities	6,981,053	7,207,015
Current portion of deferred revenue and customer deposits	207,268	206,258
Notes payable (Note 8)	286,411	100,880
Due to related parties (Note 5)	-	190,529
Current portion of obligations under capital leases (Note 8)	29,432	28,887
Liabilities of discontinued operations (Note 10)	247,426	313,125
Total current liabilities	8,443,558	8,046,694

Deferred revenue and customer deposits	84,749	98,864
Long term debt (Note 7)	1,461,276	1,513,200
Notes payable (Note 8)	140,282	-
Obligations under capital leases (Note 8)	21,504	33,308
Tax obligations	836,181	865,894
Total liabilities	10,987,550	10,557,960

Commitments and contingencies

Minority interest	1,283	1,283

Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, Nil shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 58,781,842 shares issued and outstanding at March 31, 2008	58,781	59,473
Additional paid-in capital	11,670,685	11,802,344
Accumulated deficit	(11,122,384)	(11,747,170)
Accumulated other comprehensive income	1,205,097	1,076,742
Treasury stock, 87,300 shares of common stock	(27,561)	-
Total stockholders’ equity	1,784,618	1,191,389
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,773,451	$11,750,632

See accompanying notes to financial statements.

 Wireless Age Communications, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(UNAUDITED)
	Three Months Ended March 31,
	2008	2007

Sales – product	$8,564,273	$5,088,675
Commission and residual revenue	1,058,850	852,993
Total sales	9,623,123	5,941,668

Cost of goods sold – product	7,318,062	4,332,050
Margin on products and services (excluding amortization below)	2,305,061	1,609,618

Selling and administrative expenses	1,684,855	1,238,206
Amortization	69,366	63,716
Earnings from operations	550,840	307,696

Other expenses (income)
Interest income	(5,575)	-
Interest expense	31,300	84,999
Foreign exchange loss (gains)	(99,671)	(5,211)
	(73,946)	79,788

Net income from continuing operations	$624,786	$227,908
Loss from discontinued operations (Note 10)	-	(1,408,732)

Net income (loss)	$624,786	$(1,180,824)
Earnings (loss) per share:
Earnings per share – continuing operations basic	$0.01	$0.007
Earnings per share – continuing operations diluted	0.01	0.006
(Loss) per share – discontinued operations basic	-	(0.044)
(Loss) per share – discontinued operations diluted	-	(0.036)
Earnings (loss) per share – basic	0.01	(0.037)
Earnings per share – diluted	0.01	(0.031)

Weighted average number of common shares outstanding:
Basic	59,358,092	31,452,918
Diluted	59,358,092	38,608,946

Comprehensive Income (Loss)
Net income (loss)	$624,786	$(1,180,824)
Other comprehensive (loss):
Unrealized holding gain on marketable securities	234,633	-
Foreign exchange translation (loss)	(106,278)	(32,439)
Comprehensive income (loss)	$753,141	$(1,213,263)

See accompanying notes to financial statements.

Wireless Age Communications, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
For the three month period ended March 31, 2007
(UNAUDITED)

	Number	Par Value	Additional Paid-in Capital	Number	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity (Restated)
Balance, December 31, 2006	29,527,918	$29,528	$10,596,483	7,142,900	$7,143	$362,237	$(13,338,733)	$172,603	$(2,170,739)

Conversion of preferred stock to common stock	2,950,000	2,950	149,602	(2,950,000)	(2,950)	(149,602)	-	-	-

Adjustment arising from issuance of warrants	-	-	190,000	-	-	-	-	-	190,000

Foreign currency translation adjustment	-	-	-	-	-	-	-	(32,439)	(32,439)

Net loss for the three month period ended March 31, 2007	-	-	-	-	-	-	(1,180,824)	-	(1,180,824)

Balance, March 31, 2007	32,477,918	$32,478	$10,936,085	4,192,900	$4,193	$212,635	$(14,519,557)	$140,164	$(3,194,002)

See accompanying notes to financial statements.

Wireless Age Communications, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
For the three month period ended March 31, 2008
(UNAUDITED)

	Number	Par Value	Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity (Restated)
Balance, December 31, 2007	59,473,342	$59,473	$11,802,344	$(11,747,170)	$1,076,742	-	$1,191,389

Repurchases of common stock	(691,500)	(692)	(131,659)	-	-	-	(132,351)

Repurchased common stock not yet cancelled	-	-	-	-	-	(27,561)	(27,561)

Foreign currency translation adjustment	-	-	-	-	(106,278)	-	(106,278)

Unrealized holding gain on marketable securities	-	-	-	-	234,633	-	234,633

Net earnings for the three month period ended March 31, 2008	-	-	-	624,786	-	-	624,786

Balance, March 31, 2008	58,781,842	$58,781	$11,670,685	$(11,122,384)	$1,205,097	$(27,561)	$1,784,618

See accompanying notes to financial statements.

Wireless Age Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(UNAUDITED)

	Three months Ended March 31,
	2008 (Restated)	2007
Net cash provided by (used in) operations
Net income from continuing operations	$624,786	$227,908
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization	69,366	63,716
Foreign exchange (gain)	(99,671)	(5,211)
Changes in operating assets and liabilities:
Accounts receivable	732,682	(159,159)
Inventory	522,902	177,463
Prepaid expenses	(15,767)	27,295
Accounts payable and accrued liabilities	(215,859)	(248,614)
Deferred revenue and customer deposits	(13,105)	(6,755)
Due from related parties	(754,347)	-
Net cash provided by operating activities	850,987	76,643
Cash flows from investing activities:
Purchase of marketable securities	(125,911)	-
Purchase of distribution rights	(24,353)	-
Additions to property, plant and equipment	(37,454)	(27,444)
Net cash used in investing activities:	(187,718)	(27,444)
Cash flows from financing activities:
Repayment of due to parent	(190,529)	-
Purchases of common stock for cancellation	(159,912)	-
Increase in bank indebtedness	-	9,244
Increase in loan facility	691,968	-
Increase in long-term debt	-	2,072
Repayment of long-term debt	(14,719)	-
Net cash provided by (used in) financing activities:	326,808	11,316

Increase in cash from continuing operations:	990,077	60,515

Increase (decrease) in cash from discontinued operations:	(65,699)	715,869

Increase in cash	924,378	776,384
Cash, beginning of period	104,101	285,030
Cash, end of period	$1,028,479	$1,061,414

Non cash financing activities:
During the three month period ended March 31, 2008, the Company:
·Acquired intangible assets, valued at $97,418, through the issuance of a $97,418 promissory note.
·Acquired 720,000 common shares of Newlook, by issuing a $280,565 promissory note.

During the three month period ended March 31, 2007, the Company:
·Issued warrants to purchase 2,000,000 common shares, valued at $190,000.

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

Restatement

The consolidated balance sheets as at March 31, 2008  and December 31, 2007, and the consolidated statements of cash flows and stockholders’ equity (deficiency) for the three month periods ended March 31, 2008 and 2007 have been restated to correct the following.

1) In December 2007, the Company amended the terms of its existing line of credit. Under the amended credit facilities, the Company, together with its controlling shareholder, Newlook Industries Corp., became co-borrowers of a loan totaling $2,520,000.  The amended facilities included: 1) a new $1,513,000 (CAD $1,500,000) 18% per annum 3 year term loan; and 2) a $1,007,000 (CAD $1,000,000) revolving facility. The assets of the Company remained as collateral for the amended facilities.  As at December 31, 2007, $1,513,200 was drawn under the term loan and $nil was drawn under the revolving facility. The Company and Newlook agreed that the full proceeds of the term loan would be advanced to Newlook.  The Company did not originally recognize the term loan on its consolidated balance sheet as at December 31, 2007 on the basis that the proceeds were fully advanced to Newlook. Upon further analysis, the Company concluded this accounting treatment was incorrect as this did not reflect its legal obligation as a borrower under the facility.  As a result, the Company has restated its consolidated balance sheets as at March 31, 2008 and December 31, 2007 to reflect its obligation under the term loan with a corresponding “Due from related parties” balance representing the amount advanced to Newlook.

2) In 2007 and 2006, the Company recognized incremental beneficial conversion features in its convertible preferred stock upon the resolution of certain contingent events that decreased the price into which the preferred stock could be converted into common stock.  This resulted in the recognition of deemed dividends of $3,848,714 and $2,515,767 in 2007 and 2006, respectively, which, in total, represented an excess of $5,995,101 over the proceeds originally ascribed to the conversion feature on its initial recognition. Upon further review of Emerging Issues Task Force (“EITF”) Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company determined that the excess should be reversed in order to limit the discount assigned to the beneficial conversion feature to the amount of the proceeds allocated to it. The impact on these financial statements is to reduce additional paid in capital and accumulated deficit by $5,995,101 at December 31, 2007.

3) In 2007, the Company issued 6,666,667 common shares to Newlook to cancel 5,000,000 A warrants and 5,000,000 B warrants, and recognized an expense of $673,274 equal to the difference between the fair value of the common shares and the carrying value of the warrants.  The Company has reallocated the expense to accumulated deficit as the issuance of common shares represents, in substance, a payment made to induce conversion of the warrants; the Company therefore accounted for the transaction in a manner similar to that prescribed by EITF Topic D-42, The Effect on the Calculation of Earnings per Share for the Redemption or Induced Conversion of Preferred Stock. This restatement did not have an impact on these financial statements as the reallocation occurred during periods not presented herein.

The quantitative impact of the misstatements on these financial statements is as summarized below:

	March 31, 2008		December 31, 2007
	As Reported	As Restated	As Reported	As Restated
Consolidated balance sheets:
Due from related parties – short term	62,379	754,347	-	-
Due from related parties – long term	-	1,461,276	-	1,513,200
Total assets	10,620,207	12,773,451	10,237,432	11,750,632
Loan facility	-	691,968	-	-
Long term debt	-	1,461,276	-	1,513,200
Total liabilities	8,834,306	10,987,550	9,044,760	10,557,960
Additional paid in capital	17,665,786	11,670,685	17,797,445	11,802,344
Accumulated deficit	(17,117,485)	(11,122,384)	(17,742,271)	(11,747,170)

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

As of March 31, the Company’s controlling shareholder owed $2,177,930 ($716,654 reflected as a current asset and $1,461,276 reflected as a long term asset) to the Company. This amount increased primarily as a result of proceeds of additional borrowings advanced to the Company’s controlling shareholder.  Amounts due from the Company’s controlling shareholder are cross collateralized, pay interest at 18% and have no specific repayment terms.

As of March 31, 2008, various entities with common officers to the Company, owed $37,693 for services and shared office spaced provided by the Company to the related parties. The services provided were primarily for administrative support. Amounts invoiced for these services are due when rendered.

Note 6 – Intangible Assets & Goodwill

Intangible assets as at March 31, 2008 and December 31, 2007 are as follows:

As of March 31, 2008	Gross Carrying Amount	Accumulated Amortization	Net 2008
Intangible assets subject to amortization:
Retail segment:
Residual premiums	$1,217,203	$(989,860)	$227,343
MTS agency fee	311,727	(240,612)	71,115

Retail intangible assets subject to amortization	1,528,930	(1,230,472)	298,458

Commercial segment:
Callmore distribution rights	$97,418	$-	$97,418

Commercial intangible assets subject to amortization	97,418	-	97,418

Total intangible assets subject to amortization	$1,626,348	$(1,230,472)	$395,876

As of December 31, 2007	Gross Carrying Amount	Accumulated Amortization	Net 2008
Intangible assets subject to amortization:
Retail segment:
Residual premiums	$1,249,344	$(998,942)	$250,402
MTS agency fee	322,816	(241,102)	81,714

Retail intangible assets subject to amortization	1,572,160	(1,240,044)	332,116

Total intangible assets subject to amortization	$1,572,160	$(1,240,044)	$332,116

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

Note 7 – Loan Facility

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

As of March 31, 2008 a total of $2,153,244 (CAD $2,210,305) had been drawn ($1,461,276 under the term loan and $691,968 under revolving portion of the facility).

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

Note 9 – Segmented Information

The following table shows revenues, profits or loss, for the three month period ended March 31, and identifiable assets by operating segment:

	2008	2007
Revenues
Retail – sale of tangible products	$4,120,165	$2,440,118
Retail – activation commissions and residual payments	1,044,011	821,172
Commercial – sale of tangible products	4,444,108	2,648,557
Commercial – activation commissions and residual payments	14,839	31,821

Consolidated revenues	$9,623,123	$5,941,668

Profit or Loss
Retail	$671,233	$357,022
Commercial	94,111	75,135
Unallocated amounts:
Corporate costs	(140,558)	(204,249)
Loss from discontinued operations (Note 10)	-	(1,408,732)

Consolidated income (loss)	$624,786	$(1,180,824)

Assets
Retail	$3,469,504	$4,883,548
Commercial	3,086,270	274,333
Intangible assets and goodwill - retail	539,484	417,525
Intangible assets and goodwill - commercial	97,418	-
Unallocated corporate assets	5,580,775	133,393
Assets of discontinued operations held for sale	-	1,181,470

Consolidated assets	$12,773,451	$6,890,269

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

The consolidated balance sheets as at March 31, 2008 and December 31, 2007, and the consolidated statements of cash flows and stockholders’ equity (deficiency) for the three month period ended March 31, 2008 have been restated to correct errors identified by the Company with respect to the accounting treatment for its credit facility as well as the beneficial conversion feature and deemed dividend charges associated with its convertible preferred stock.  Please refer to Note 1 of the March 31, 2008 consolidated financial statement for further details.

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

The sales of the retail segment for the three month period ended March 31, 2008 increased 58.3% over the same three month period of 2007. Sales of hardware increased 68.9% and commission and residual revenue grew 27.1%. A portion of the increase can be attributable to foreign exchange fluctuations, the CAD$ vis-а-vis the US$ appreciated 16.1% between the comparative periods.  Handset sales are consistently driving the growth within the retail segment and are a direct result of new and improved handsets and accessories entering the market place, the segment’s ability to successfully sell existing clientele on new handset features and increasing penetration rates in the mobile telephone industry.

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

Interest expense decreased from $84,999 during the three month period ended March 31, 2007 to $31,300 during the current quarter. The decrease is a result of lower levels of borrowing during the current quarter and the result of the renegotiated lending arrangement with the Company’s asset based lender.  The Company recorded interest income of $5,575 from related parties associated with intercompany indebtedness.

During the quarter ended March 31, 2007 the Company incurred a foreign exchange gain of $5,211 arising from translation of Canadian dollar denominated assets and liabilities translated into the reporting currency. The Company experienced a foreign exchange gain of $99,671 in the comparative period in 2008. The substantial gain in the current period is a result of marketable securities held in Canadian dollars appreciating as a result of the decline in the US dollar vis-а-vis the CAD dollar.

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

Financial Condition

Since year end, total assets have increased by $1,022,819 to $12,773,451 at March 31, 2008. Current assets have increased by $1,009,235 and noncurrent assets have increased by $13,584.

Current assets increased during the current year by $1,009,235 to $9,947,184 at March 31, 2008. Receivables decreased by approximately $732,000 primarily due to a reduction in level of sales from the 4th quarter of fiscal 2007. Inventory levels have decreased by approximately $523,000 also reflecting the slow part of the fiscal year. Prepaid balances also have declined since year end by approximately $9,000 due to normal business fluctuations. Offsetting these decreases were increases in cash balances of approximately $924,000, the fair value of marketable securities available for sale increased by approximately $595,000 to $2,914,998 and the Company also recorded amounts due from related parties (for shared office space, other administrative services provided and general intercompany advances) of $754,347.

Net property, plant and equipment assets have increased since year end by approximately $2,000 to $728,089 at March 31, 2008.  The net increase is primarily due to additional property and equipment assets acquired in new store locations and the corporate office.

Long term due from related parties declined since year end by approximately $51,924 to $1,461,276 at March 31, 2008.  The net decrease is primarily due to a change in interest exchange rates on a foreign denominate loan facility.

Intangible assets increased since year end by $63,760 due a commercial segment acquisition offset by normal amortization of certain intangibles. Goodwill did not change during the period.

Total liabilities have increased since December 31, 2007 by $429,590 to $10,987,550 at March 31, 2008. Current liabilities increased by $396,864 to $8,443,558 during the current period. Accounts payable decreased by approximately $226,000, due to parent lending decreased by approximately $191,000, and liabilities of discontinued operations decreased by approximately $66,000 to $247,426. Offsetting these decreases were increases of approximately $1,000 in current portion of deferred revenues and deposits, approximately $186,000 in notes payable and approximately $500 in current portion of capital lease obligations. The current loan facility increased by $691,968.  Substantially all of the changes in current liabilities are the result of normal business fluctuations. However, the increase in current portion of notes payable is associated with the Company’s acquisition of the business assets of Callmore Communications ($73,064 or CAD$75,000) and additional Newlook common shares ($140,283 or CAD$144,000).

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

Liquidity and Capital Resources

As March 31, 2008, the Company had current assets of $9,947,184 and current liabilities of $8,443,558, indicating working capital of $1,503,626 compared to $891,255 at the beginning of the year. The increase in working capital is primarily the result of an increase in the fair value of marketable securities.

Cash provided by continuing operating activities amounted to $850,987 during the three month period ended March 31, 2008, primarily as a result of the net income adjusted for non cash items and various changes in operating assets and liabilities. Cash used in continuing investing activities during the period amounted to $187,718, primarily consisting of cash used to acquire additional marketable securities, intangible assets and capital assets. Cash provided by financing activities during the current period amounted to $326,808, and primarily represented repayment of debt, amounts due to Newlook (the Company’s parent) and used to acquire shares of the Company’s stock for cancellation. The cumulative affect of all these changes resulted in a net increase in cash of $990,077 from continuing operations. Net cash used in discontinued operations totaled $65,699.

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

WIRELESS AGE COMMUNICATIONS, INC.

October 30, 2008

/s/ John G. Simmonds	/s/ Gary N. Hokkanen
Name: John G. Simmonds	Name:Gary N. Hokkanen
Title: Principal Executive Officer	Title:	Principal Financial Officer and Principal Accounting Officer