Form 10-Q
period 2008-09-30
WIRELESS AGE COMMUNICATIONS INC
filed 2008-11-14
CIK 1130131

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)
[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Quarterly Period Ended September 30, 2008
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

The number of shares of common stock outstanding as of November 8, 2008: 58,444,242

Wireless Age Communications, Inc.

PART I. Financial Information

Item 1.  Condensed Financial Statements

Wireless Age Communications, Inc.
Condensed Consolidated Balance Sheets
	Unaudited September 30, 2008	Restated (Note 1) December 31, 2007
ASSETS

Current Assets:
Cash and cash equivalents	$710,070	$104,101
Receivables (net of allowance of $30,245, 2007-$45,000)	3,022,924	3,931,412
Note receivable (Note 4)	937,816	-
Inventory	2,355,599	2,438,571
Marketable securities (Note 4)	721,863	2,320,317
Due from related parties (Note 5)	4,198	-
Prepaid expenses	200,335	143,548
Assets of discontinued operations (Note 9)	912,008	-
Total current assets	8,864,813	8,937,949

Property and equipment, net of accumulated amortization	665,667	726,341
Note receivable (Note 4)	234,666	-
Due from related parties (Note 5)	4,899,715	1,513,200
Intangible assets (Note 6)	328,347	332,116
Goodwill (Note 6)	241,026	241,026
TOTAL ASSETS	$15,234,234	$11,750,632

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Loan facility (Note 7)	$2,944,922	$-
Due to related parties (Note 5)	-	190,529
Accounts payable and accrued liabilities	3,304,057	7,207,015
Taxes payable	285,710	-
Current portion of deferred revenue and customer deposits	184,483	206,258
Notes payable	-	100,880
Current portion of obligations under capital leases (Note 7)	12,649	28,887
Liabilities of discontinued operations (Note 9)	4,959,563	313,125
Total current liabilities	11,691,384	8,046,694

Deferred revenue and customer deposits	88,545	98,864
Long term debt	-	1,513,200
Obligations under capital leases (Note 7)	23,192	33,308
Liabilities of discontinued operations (Note 9)	1,346,623	-
Tax obligations	857,125	865,894
Total liabilities	14,006,869	10,557,960

Minority interest	1,283	1,283

Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, Nil shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 58,444,242 shares issued and outstanding at September 30, 2008	58,444	59,473
Additional paid-in capital	11,360,271	11,802,344
Accumulated deficit	(10,298,922)	(11,747,170)
Accumulated other comprehensive income	209,999	1,076,742
Treasury stock, 333,850 shares of common stock	(103,710)	-
Total stockholders’ equity	1,226,082	1,191,389
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$15,234,234	$11,750,632

See accompanying notes to financial statements.

Wireless Age Communications, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(UNAUDITED)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	Restated (Note 1) 2007

Sales – product	$4,906,541	$3,880,563	$14,473,295	$10,416,651
Commission and residual revenue	1,273,186	1,156,963	3,591,438	3,026,336
Total sales	6,179,727	5,037,526	18,064,733	13,442,987

Cost of goods sold – product	3,872,168	2,893,765	11,110,860	7,897,670
Margin on products and services (excluding amortization below)	2,307,559	2,143,761	6,953,873	5,545,317

Selling and administrative expenses	1,858,805	1,455,740	5,263,625	4,091,973
Amortization	78,723	76,038	245,922	208,787
Earnings from operations	370,031	611,983	1,444,326	1,244,557

Other expenses (income)
Interest income	(115,489)	-	(196,294)	-
Interest expense	227,015	56,641	273,718	196,706
Recovery on note receivable previously written off	(9,862)	(75,000)	(50,987)	(75,000)
Gain on disposal of investment (Note 4)	(66,859)	-	(66,859)	-
Foreign exchange loss (gains)	18,923	79,715	(169,639)	64,793
Financing expense associated with liquidated damages	-	-	-	326,400
	53,728	61,356	(210,061)	512,899

Net income before income tax	$316,303	$550,627	$1,654,387	$731,658
Income tax expense	95,797	-	285,710	-
Net income after income tax from continuing operations	220,506	550,627	1,368,677	731,658
Net income (loss) from discontinued operations net of tax (Note 9)	33,749	(54,204)	79,571	1,703,231

Net income	$254,255	$496,423	$1,448,248	$2,434,889
Deemed dividend –induced conversion of warrants	-	-	-	673,274
Net income attributable to common shareholders	$254,255	$496,423	$1,448,248	$1,761,615
Earnings per share:
Earnings per share – continuing operations basic	$0.004	$0.009	$0.023	$0.001
Earnings per share – continuing operations diluted	0.004	0.008	0.023	0.001
Earnings per share – discontinued operations basic	0.000	-	0.001	0.040
Earnings per share – discontinued operations diluted	0.000	-	0.001	0.033
Net income (loss) attributable to common shareholders - basic	0.004	0.008	0.024	0.041
Net income (loss) attributable to common shareholders – fully diluted	0.004	0.007	0.024	0.034
Weighted average number of common shares outstanding:
Basic	58,538,909	59,294,764	58,780,148	42,555,102
Diluted	58,538,909	67,357,264	58,780,148	50,617,602

Net income (loss)	$254,255	$496,423	$1,448,248	$2,434,889
Other comprehensive income (loss):
Reclassification of unrealized (loss) on disposal of marketable securities	(468,578)	-	(468,578)	-
Unrealized holding (loss) on marketable securities	(299,828)	170,425	(377,198)	170,425
Foreign exchange translation (loss)	189,964	70,514	(20,967)	4,018
Comprehensive income (loss)	$(324,187)	$737,362	$581,505	$2,609,332

See accompanying notes to financial statements.

Wireless Age Communications, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
For the nine month period ended September 30, 2008
(UNAUDITED)

	Common Stock		Restated (Note 1) Additional Paid-in Capital	Restated (Note 1) Accumulated Deficit	Accumulated Other Comprehensive Income	Treasury Stock	Total Stockholders’ Equity
	Number	Par Value
Balance, December 31, 2007	59,473,342	$59,473	$11,802,344	$(11,747,170)	$1,076,742	$-	$1,191,389

Repurchases of common stock	(691,500)	(692)	(131,659)	-	-	-	(132,351)

Repurchased common stock not yet cancelled	-	-	-	-	-	(27,561)	(27,561)

Foreign currency translation adjustment	-	-	-	-	(106,278)	-	(106,278)

Unrealized holding gain on marketable securities	-	-	-	-	234,633	-	234,633

Net earnings for the three month period ended March 31, 2008	-	-	-	624,786	-	-	624,786

Balance, March 31, 2008	58,781,842	$58,781	$11,670,685	$(11,122,384)	$1,205,097	$(27,561)	$1,784,618

Repurchases of common stock	(157,600)	(157)	(54,213)	-	-	27,561	(26,809)

Repurchased common stock not yet cancelled	-	-	-	-	-	(60,564)	(60,564)

Foreign currency translation adjustment	-	-	-	-	(104,653)	-	(104,653)

Unrealized holding loss on marketable securities	-	-	-	-	(312,003)	-	(312,003)

Adjustment arising from acquisition of interest in entity from related party	-	-	(196,140)	-	-	-	(196,140)

Net earnings for the three month period ended June 30, 2008	-	-	-	569,207	-	-	569,207

Balance, June 30, 2008	58,624,242	$58,624	$11,420,332	$(10,553,177)	$788,441	$(60,564)	$1,653,656

Repurchases of common stock	(180,000)	(180)	(60,061)	-	-	60,241	-

Repurchased common stock not yet cancelled	-	-	-	-	-	(103,387)	(103,387)

Foreign currency translation adjustment	-	-	-	-	189,964	-	189,964

Reclassification of unrealized gain on disposal of marketable securities	-	-	-	-	(468,578)	-	(468,578)

Unrealized holding loss on marketable securities	-	-	-	-	(299,828)	-	(299,828)

Net earnings for the three month period ended September 30, 2008	-	-	-	254,255	-	-	254,255

Balance, September 30, 2008	58,444,242	$58,444	$11,360,271	$(10,298,922)	$209,999	$(103,710)	$1,226,082

See accompanying notes to financial statements

Wireless Age Communications, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
For the nine month period ended September 30, 2007
(UNAUDITED)

	Common Stock				Preferred Stock			Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity Restated (Note 1)
	Number		Par Value	Additional Paid-in Capital	Number	Par Value	Additional Paid-in Capital

Balance, December 31, 2006	29,527,918		$29,528	$10,596,483	7,142,900	$7,143	$362,237	$(13,338,733)	$172,603	$(2,170,739)

Conversion of preferred stock to common stock	2,950,000		2,950	149,602	(2,950,000)	(2,950)	(149,602)	-	-	-

Adjustment arising from issuance of warrants	-		-	190,000	-	-	-	-	-	190,000

Foreign currency translation adjustment	-		-	-	-	-	-	-	(32,439)	(32,439)

Net loss for the three month period ended March 31, 2007	-		-	-	-	-	-	(1,180,824)	-	(1,180,824)

Balance, March 31, 2007	32,477,918		$32,478	$10,936,085	4,192,900	$4,193	$212,635	$(14,519,557)	$140,164	$(3,194,002)

Conversion of preferred stock to common stock	16,771,600		$16,772	$200,056	$(4,192,900)	$(4,193)	$(212,635)	$-	$-	$-

Issuance of common stock for cancellation of warrants	6,666,667		6,667	666,607	-	-	-	-	-	673,274

Issuance of common stock pursuant to settlement of financing breach	3,200,000		3,200	323,200	-	-	-	-	-	326,400

Deemed dividend induced conversion of warrants	-		-	-	-	-	-	(673,274)	-	(673,274)

Foreign currency translation adjustment	-		-	-	-	-	-	-	(34,057)	(34,057)

Net income for the three month period ended June 30, 2007	-		-	-	-	-	-	3,119,290	-	3,119,290

Balance June 30, 2007	59,116,185		$59,117	$12,125,948	-	$-	$-	$(12,073,541)	$106,107	$217,631

Issuance of common stock for consulting services provided	357,157		356	25,359	-	-	-	-	-	25,715

Unrealized holding gain on marketable securities	-		-	-	-	-	-	-	170,425	170,425

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	70,514	70,514

Net income for the three month period ended September 30, 2007	-		-	-	-	-	-	496,423	-	496,423

Balance, September 30, 2007	59,473,342		$59,473	$12,151,307	-	$-	$-	$(11,577,118)	$347,046	$980,708

Wireless Age Communications, Inc.
Condensed Consolidated Statements of Cash Flows
(UNAUDITED)

	Nine months ended September 30,
	2008	2007 Restated (Note 1)
Net cash provided by (used in) operations
Net income from continuing operations	$1,368,677	$731,658
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Amortization	245,922	208,787
Common stock issued for services provided	-	25,715
Foreign exchange (gain) loss	(169,639)	64,793
Gain on collection of note receivable	(50,987)	-
Gain on disposal of marketable securities	(66,859)	-
Financing expense	-	326,400
Changes in operating assets and liabilities:
Receivables	(241,111)	(880,167)
Inventory	82,972	(272,751)
Prepaid expenses	(56,787)	(79,710)
Accounts payable and accrued liabilities	(832,956)	673,022
Deferred revenue and customer deposits	(32,094)	36,610
Taxes payable	285,710	-
Net cash provided by (used in) operating activities	532,848	834,357
Cash flows from investing activities:
Collection of notes receivable	50,987	-
Increase in due from/to related parties	(3,390,713)	-
Proceeds from disposal of marketable securities	215,555	-
Purchase of marketable securities	(666,482)	(401,376)
Repayment of promissory note	-	-
Purchase of distribution rights	(98,070)	-
Additions to property and equipment	(83,409)	(289,143)
Net cash provided by (used in) investing activities:	(3,972,132)	(690,519)
Cash flows from financing activities:
Purchases of common stock for cancellation	(546,812)	-
Increase (repayment) of loans	1,241,193	(1,275,611)
Increase (repayment) of long-term debt	(26,354)	34,280
Net cash provided by (used in) financing activities:	668,027	(1,241,331)

Increase ( decrease) in cash from continuing operations:	(2,771,257)	(1,097,493)
Increase (decrease) in cash from discontinued operations: (Note 9)	3,377,226	822,508
Foreign exchange effect on cash and cash equivalents	-	-

Increase (decrease) in cash and cash equivalents	605,969	(274,985)
Cash and cash equivalents, beginning of period	104,101	285,030
Cash and cash equivalents, end of period	$710,070	$10,045

Non cash financing activities:
During the nine month period ended September 30, 2008, the Company:
·	Acquired intangible assets, valued at $97,418, through the issuance of a $97,418 promissory note.
·	Acquired 720,000 common shares of Newlook by issuing a $280,565 promissory note

During the nine  month period ended September 30, 2007, the Company:
·	Issued warrants to purchase 2,000,000 common shares, valued at $190,000.
·	Issued 16,771,600 common shares upon the conversion of 4,192,900 series A preferred shares.
·	Issued 6,666,667 common shares, valued at $673,274, to cancel warrants to purchase 10,000,000 common shares.
·	Issued 3,200,000 common shares, valued at $326,400, to settle liquidated damages for certain breaches pursuant to a financing agreement
·	Issued 2,950,000 common shares upon the conversion of 2,950,000 Series A preferred shares.
·	Issued 357,157 common shares, valued at $25,715, for consulting services provided.

During the nine month period ended September 30, 2008 and 2007, the Company paid cash interest of $46,703 and $140,065, respectively, and did not pay cash taxes in either period.

See accompanying notes to financial statements.

Wireless Age Communications, Inc.
Notes to Condensed Consolidated Financial Statements
September 30, 2008
(Unaudited)

Note 1 – Basis of Presentation and Nature of Operations

The accompanying condensed unaudited consolidated financial statements of Wireless Age Communications, Inc. (referred to herein as “we,” “our” or the “Company”) have been prepared in accordance with generally accepted accounting principles in the United States of America (“US GAAP”) and with the rules and regulations of the United States Securities and Exchange Commission  for the preparation of interim financial information.  Accordingly, they do not include all of the information and footnotes required by US GAAP for complete financial statements. In the opinion of the management of the Company, all adjustments (including normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2008, are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. For further information, refer to the financial statements and footnotes thereto included in the Company’s annual report on Form 10-KSB for the year ended December 31, 2007.

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

Going Concern Basis of Presentation

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the liquidation of liabilities in the ordinary course of business. As shown in the accompanying financial statements, as at September 30, 2008 the Company has a working capital deficit of $2,826,571. As a result, doubt exists about the Company’s ability to continue to fund future operations using its existing resources.

The Company recently negotiated an agreement with a key business supplier (see Subsequent Events) pursuant to which it agreed to a plan to retire the Company’s debt with its senior secured lender. As part of the agreement the Company also negotiated the ability to repay an outstanding debt of approximately $6.0 million over an extended one year period. The Company also is working with its controlling shareholder Newlook Industries Corp. (“Newlook”) in order to assist in its financing efforts to repay intercompany loans. Management plans to continue to negotiate similar plans to alleviate the working capital shortfall.

In order to meet it’s near term obligations with its secured and unsecured creditors and provide the necessary funding for future operations, the Company will have to raise additional financing, none of which is assured.

Discontinued Operations

The operating results of the prepaid card distribution business have been classified as discontinued operations effective September 30, 2008. In addition the operating results of Knowlton Pass Electronics Inc. (operating as Wireless Works) prior to its disposal on March 1, 2007 and operating results of mmwave Technologies Inc. which was assigned into bankruptcy on June 29, 2007, have also been classified as discontinued operations – Note 9. The assets and liabilities of the prepaid card distribution business have been segregated as assets and liabilities of discontinued operations separate and apart from assets and liabilities of continuing operations.

Restatement

The consolidated balance sheet as at December 31, 2007, and the consolidated statements of operations, cash flows and stockholders’ equity (deficiency) for the period ended September 30, 2007 have been restated to correct the following errors:

1) In December 2007, the Company amended the terms of its existing line of credit. Under the amended credit facilities, the Company, together with its controlling shareholder, Newlook, became co-borrowers of a loan totaling $2,520,000.  The amended facilities included: 1) a new $1,513,000 (CAD $1,500,000) 18% per annum 3 year term loan; and 2) a $1,007,000 (CAD $1,000,000) revolving facility. The assets of the Company remained as collateral for the amended facilities.  As at December 31, 2007, $1,513,200 was drawn under the term loan and $nil was drawn under the revolving facility. The Company and Newlook agreed that the full proceeds of the term loan would be advanced to Newlook.  The Company did not originally recognize the term loan on its consolidated balance sheet as at December 31, 2007 on the basis that the proceeds were fully advanced to Newlook. Upon further analysis, the Company concluded this accounting treatment was incorrect as this did not reflect its legal obligation as a borrower under the facility.  As a result, the Company has restated its consolidated balance sheet to reflect its obligation under the term loan with a corresponding “Due from related parties” balance representing the amount advanced to Newlook;

2) In 2007 and 2006, the Company recognized incremental beneficial conversion features in its convertible preferred stock upon the resolution of certain contingent events that decreased the price into which the preferred stock could be converted into common stock.  This resulted in the recognition of deemed dividends of $2,515,767 and $3,848,714 in 2007 and 2006, respectively, which, in total, represented an excess of $5,995,101 over the proceeds originally ascribed to the conversion feature on its initial recognition. Upon further review of Emerging Issues Taks Force (“EITF”) Issue No. 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios (“EITF 98-5”), the Company determined that the excess should be reversed in order to limit the discount assigned to the beneficial conversion feature to the amount of the proceeds allocated to it. The impact of this restatement for both 2007 and 2006 is to decrease expenses, accumulated deficit, and additional paid-in-capital.

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

The quantitative impact of the misstatements on the December 31, 2007 balance sheet is as summarized below.

	December 31, 2007
	As reported	As restated
Due from related parties – long term	$-	$1,513,200
Total assets	10,237,432	11,750,632
Long term debt	-	1,513,200
Total liabilities	9,044,760	10,557,960
Additional paid in capital	17,797,445	11,802,344
Accumulated deficit	(17,742,271)	(11,747,170)

The quantitative impact of the misstatements on the September 30, 2007 statement of operations is as summarized below.

	Three months ended September 30, 2007		Nine months ended September 30, 2007
	As reported	As restated	As reported	As restated
Deemed dividend related to beneficial conversion feature of convertible preferred stock	$-	$-	$2,515,767	$-
Financing expense related to convertible preferred stock	-	-	999,674	-
Deemed dividend – induced conversion of warrants	-	-	-	673,274
Financing expense associated with liquidated damages	-	-	-	326,400
Net income (loss) before tax	595,147	595,147	1,180,703	854,303
Net income (loss) after tax from continuing operations	595,147	595,147	1,180,703	854,303
Net income (loss) attributable to common shareholders	496,423	496,423	(754,152)	1,761,615
Earnings (loss) per share from continuing operations	0.01	0.01	0.028	0.004
Loss per share attributable to common shareholders	0.008	0.008	(0.018)	0.03

The cumulative effect of these misstatements was to decrease additional paid-in capital as of December 31, 2006 by $3,479,334 from $14,075,817 to $10,596,483 and decrease accumulated deficit as of December 31, 2006 by $3,479,334 from $16,818,067 to $13,338,733.

Note 2 – Recent developments

Stock Repurchases

As at September 30, 2008, the Company had acquired 1,362,950 shares of its common stock for cancellation. As at September 30, 2008, 1,029,100 shares, valued at $246,962 had been cancelled and 333,850 shares, valued at $103,710, were held in treasury for cancellation during October 2008.

Newlook Securities

During the nine month period ended September 30, 2008, the Company acquired an additional 1,555,000 common shares of Newlook Industries Corp. (“Newlook”), the Company’s controlling shareholder, for total consideration of $666,294 (CAD$709,250).

On August 7, 2008, the Company entered into a Stock Purchase Agreement with 2181427 Ontario Ltd., a third party investor, to dispose of a portion of its investment in marketable securities of Newlook.

The Company entered into an agreement to sell 2,900,000 common shares of Newlook to 2181427 Ontario Ltd. in exchange for total consideration of $1,771,335 (CAD$1,885,000) or $0.61 (CAD$0.65) per share. 2181427 Ontario Ltd. paid $177,133 (CAD$188,500) in cash at closing and provided an interest bearing secured promissory note of $1,594,202 (CAD$1,696,500) to Wireless Age. The promissory note will be repaid in six consecutive monthly payments of $79,710 (CAD$84,825), on the last business day of the month, beginning in November 2008 and ending in April 2009, and seven consecutive monthly payments of $159,420 (CAD$169,650), on the last business day of the month, beginning in May 2009 and ending in November 2009. Interest under the Promissory Note is calculated based on Canadian Prime Rate (currently 4%) and is secured by a portion of the Shares sold to 2181427 Ontario Ltd. and additional pledged collateral of 500,000 common shares of Newlook provided during October 2008. The Shares will be held in escrow and will be released over time on the condition that the buyer is not in default under the Promissory Note.

TCE Loan Amendments

On July 29, 2008, the Company and its controlling shareholder Newlook amended the terms of a loan facility with TCE Capital Corporation (“TCE”) (the “Additional Facility Letter”).

Pursuant to an Additional Facility Letter, executed by Wireless Age (and its subsidiaries) and Newlook, the entities are able to borrow up to an additional $1,221,610 (CAD$1,300,000) based on an inventory margining formula. Certain terms of the existing facilities were modified but material terms such as interest at 18% remain unchanged. The Company paid a $28,191 (CAD$30,000) amendment fee to put the additional lending facility in place. Pursuant to the arrangements of the combined facility, the Company and/or Newlook are able to borrow, subject to meeting certain customary margining calculations, a total of $3,570,860 (CAD$3,800,000).

As part of the arrangement Newlook also agreed to an Acquisition Line of Credit, pursuant to which Newlook could obtain borrowings of up to $2,349,250 (CAD$2,500,000), subject to various customary terms and conditions such as due diligence and consent of Newlook and TCE. The Acquisition Line of Credit is available until June 30, 2009 and interest is charged at a rate of 18% per annum. Newlook also paid a $28,191 (CAD$30,000) processing and due diligence fee to activate the line of credit.

Subsequent Events:

Termination of Prepaid Distribution Agreement and SaskTel Repayment Agreement

On August 19, 2008, the Company and Saskatchewan Telecommunications (“SaskTel”) mutually agreed to terminate the Prepaid Cellular Service Card Distribution Agreement (the “Prepaid Agreement”) effective September 30, 2008. Historically, the Company earned less than 3% profit margin under the Prepaid Agreement. With the recent introduction of a cardless or ePin service, the profit margin had become negligible. Management believed that continuing to provide the service for SaskTel in light of falling margins and rising costs made little economic sense.

On October 23, 2008, SaskTel, Newlook and the Company entered into a Repayment Agreement pursuant to which the parties agreed as follows. As of September 30, 2008, the Company owed SaskTel approximately $6.0 million (CAD$6.4 million) for prepaid card purchases and the parties agreed to repay this debt over a one year period beginning November 30, 2008. As of October 23, 2008, SaskTel owed the Company approximately $1.6 million (CAD$1.7 million). Based on current level of operations, SaskTel will pay the Company approximately $6.5-7.5 million (CAD$7-8 million) for adding new customers and servicing existing customers on their cellular network over the next twelve month period.

SaskTel and the Company agreed that SaskTel will retain all payments to the Company until the amount payable equals the amount of the loans obtained by the Company and its controlling shareholder Newlook from its senior secured asset based lender. As of October 23, 2008, the amount of these loans was approximately $2.7 million. Once the amounts are equal, SaskTel will discharge the loans on behalf of the Company and Newlook, and will receive a first charge security interest in certain of the Company’s assets.

Newlook Indemnification Agreement

On October 23, 2008, the Company and Newlook entered into a Cross Guarantee and Indemnification Agreement under which Newlook agreed to guarantee and indemnify the Company for interest or principal amounts effectively paid by the Company to its senior secured asset based lender on behalf of Newlook. Newlook also agreed to pay interest to the Company at the same rate of interest as specified under the loans. As part of this agreement, Newlook is obligated to provide the Company the same security interest in its assets which was previously provided by Newlook to the asset based lender. However, the Company agreed not to demand repayment of the amounts owed by Newlook to the Company and agreed to release its first charge security interest in Newlook’s assets in order for Newlook to pledge a first charge security interest to others in any potential financing transaction for the purpose of repaying amounts owed by Newlook to the Company.

Stock Options

On October 23, 2008, the board of directors of the Company granted 2,500,000 options to directors, officers and employees of the Company. The plan is subject to shareholder and regulatory approval. The options have a three year term and are exercisable at $0.25 per share. The options vest in thirds – one-third immediately, one-third on January 1, 2009 and the final third on January 1, 2010.

Note 3 – Summary of Significant Accounting Policies

Interim Financial Information

The condensed consolidated balance sheet as of September 30, 2008, the condensed consolidated statements of operations for the three and nine months ended September 30, 2008 and September 30, 2007, and the condensed consolidated statements of cash flows for the nine months ended September 30, 2008 and September 30, 2007 have been prepared by the Company and are unaudited. The condensed consolidated balance sheet as of December 31, 2007 was derived from the audited consolidated financial statements included in the Company’s  Amended Annual Report on Form 10-KSB/A for the year ended December 31, 2007.

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

Property and equipment

Property and equipment are recorded at cost less accumulated amortization.  Amortization is provided over estimated useful life of the assets using the following annual rates:

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

Property and equipment are reviewed for impairment in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”. Under SFAS No. 144, these assets are tested for recoverability whenever events or changes in circumstances indicate that their carrying amounts may not be recoverable.  An impairment charge is recognized for the amount, if any, which the carrying value of the asset exceeds the fair value.

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

Discontinued Operations

The Company has followed Statement of Financial Accounting Standard No. 144 (“SFAS No. 144”), “Accounting for the Impairment or Disposal of Long-Lived Assets”. Accordingly, the Company recognized as discontinued operations the results of the Wireless Works division, the mmwave subsidiary and the prepaid card distribution business unit of Wireless Source (see Note 9).

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

Note 4 – Marketable Securities

Available for sale securities

During the year ended December 31, 2007, the Company acquired 2,680,307 common shares and options to acquire a further 900,000 common shares (at CAD $0.40 per share) of its controlling shareholder Newlook, which is listed on the TSX Venture Exchange under the symbol “NLI”, for total cash consideration of $1,233,885 (CAD $1,313,063).

During the first quarter of fiscal 2008, the Company acquired an additional 1,060,000 common shares for total consideration of $391,901 (CAD$417,050).

During the second quarter of fiscal 2008, the Company acquired an additional 485,000 common shares for a total consideration of $273,453 (CAD$291,000).

During the third quarter of fiscal 2008, the Company acquired an additional 10,000 common shares for total consideration of $940 (CAD$1,000).

On August 7, 2008, the Company entered into an agreement to sell 2,900,000 common shares of Newlook in exchange for $177,133 (CAD$188,500) in cash at closing and an interest bearing promissory note of $1,594,202 (CAD$1,696,500), secured by 2,700,000 of the shares sold.   The promissory note will be repaid in six consecutive monthly payments of $79,710 (CAD$84,825), on the last business day of the month, beginning in November 2008 and ending in April 2009, and seven consecutive monthly payments of $159,240 (CAD$169,650), on the last business day of the month, beginning in May 2009 and ending in November 2009.   Interest under the Promissory Note is calculated based on Canadian Prime Rate (currently 4%). During October 2008, the purchaser pledged additional security of 500,000 common shares of Newlook as additional assurance as to the collectability of the Promissory Note.  The Shares will be held in escrow and will be released over time on the condition that the buyer is not in default under the Promissory Note.  The Company has determined that the gain resulting from the transaction will be realized and recognized as the payments are made on the promissory note and a pro-rata portion of the shares released from escrow.  The Company recorded a gain in the period only to the extent to which Newlook shares were paid for by the purchaser.  The deferred portion of the gain was recorded as a reduction of the face value of the promissory note.  The fair value of the collateral under the Promissory Note as of September 30, 2008 was $1,804,224 based on the Newlook closing share price of $0.564 (CAD $0.60) on September 30, 2008.  The Company followed guidance under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” that indicated that a sale and resulting gain may only be recorded if certain conditions are met. Management reviewed the current structure of the transaction and decided that certain conditions were not met.

The Company sold an additional 55,000 common shares of Newlook during the current quarter for cash consideration of $38,422.

During the nine month period ended September 30, 2008, the Company sold its investment in Infinity Capital Group Inc. for cash consideration of $20,000 which had been fully written off in previous periods.

At September 30, 2008 the fair value of the remaining 1,280,307 common shares of Newlook was $721,863 (CAD $768,184) based on the closing share price of CAD $0.60.  Accordingly, the Company carries a $149,923 unrealized gain on marketable securities within accumulated other comprehensive income.

Note 5 – Due To or From Related Parties

Amounts due to or from related parties arise from advances to or provided by entities with common officers and/or directors or cross-ownership.  The balances may arise by one party making payment for expenses of the other party or services provided by one party to the other.

As of September 30, 2008, the Company’s controlling shareholder owed $4,899,715 to the Company. This amount increased primarily as a result of proceeds of additional borrowings advanced to the Company’s controlling shareholder (Note 7).  Amounts due from the Company’s controlling shareholder are cross collateralized, bear interest at 18% and have no specific repayment terms. In addition, entities with common directors or officers owed the Company $4,198 for administrative and financial accounting services provided.

Note 6 – Intangible Assets & Goodwill

Intangible assets as at September 30, 2008 and December 31, 2007 are as follows:

As of September 30, 2008	Gross Carrying Amount	Accumulated Amortization	Net 2008
Intangible assets subject to amortization:
Retail segment:
Residual premiums	$1,214,544	$(1,036,278)	$178,266
MTS agency fee	313,824	(251,052)	62,772

Retail intangible assets subject to amortization	1,528,368	(1,287,430)	241,038
Commercial segment:
Callmore distribution rights	$98,070	$(10,671)	$87,399

Commercial intangible assets subject to amortization	98,070	(10,671)	87,399

Total intangible assets subject to amortization	$1,626,438	$(1,298,001)	$328,347

As of December 31, 2007	Gross Carrying Amount	Accumulated Amortization	Net 2007
Intangible assets subject to amortization:
Retail segment:
Residual premiums	$1,249,344	$(998,942)	$250,402
MTS agency fee	322,816	(241,102)	81,714

Retail intangible assets subject to amortization	1,572,160	(1,240,044)	332,116

Total intangible assets subject to amortization	$1,572,160	$(1,240,044)	$332,116

On March 20, 2008, the Company acquired wireless communications distribution rights valued at $98,070 (CAD$100,000) from Callmore Communications, Inc. and will be amortized over the 5 year estimated useful life. The assets consist of communications equipment distribution rights and will utilized within the commercial operating segment.

Aggregate amortization expense for the nine month period ended September 30, 2008: $52,935.

Estimated amortization expense:

For the remainder of the year ended December 31, 2008	$14,714

For the year ended December 31, 2009	$105,123

For the year ended December 31, 2010	$95,328

For the year ended December 31, 2011	$78,428

For the year ended December 31, 2012	$29,915

For the year ended December 31, 2013	$4,839

Goodwill

The carrying amount of goodwill during the nine month period ended September 30, 2008, is summarized as follows:

	Retail Segment	Commercial Segment	Total

Balance as of January 1, 2008	$241,026	$-	$241,026
Goodwill acquired	-	-	-
Balance as of September 30, 2008	$241,026	$-	$241,026

The retail segment will be tested for impairment in the fourth quarter during the annual budgeting and forecasting process. The fair value of the reporting unit is estimated using the expected present value of future cash flows.

Note 7 – Loan Facility, Notes Payable and Obligation under Capital Leases

Loan Facility

On December 13, 2007, the Company amended the terms of its line of credit with its asset based lender.  The Company, together with its controlling shareholder Newlook, obtained a new loan facility totaling $2,349,250 (CAD$2,500,000).  The amended facility includes; 1) a new $1,409,555 (CAD$1,500,000), 18% per annum, 3 year term loan and 2) the existing $1,409,555 (CAD$1,500,000) loan facility was reduced to $939,700 (CAD$1,000,000).  The effective annual interest rate on the new facility was reduced from approximately 24.6% to approximately 17.9%.  No principal repayments are required under the term loan until maturity but the Company is obligated to pay interest on a monthly basis. The term loan may be retired 18 months into the term on 90 days notice subject to a $70,478 (CAD$75,000) prepayment penalty.  The assets of the Company remain as collateral for the amended facilities.

On July 29, 2008, the Company again amended the terms of the loan.

The Company was able to borrow an additional $1,221,610 (CAD$1,300,000) based on an inventory margining formula. Certain terms of the existing facilities were modified but material terms such as interest at 18% remain unchanged. The Company paid a $28,191 (CAD$30,000) amendment fee to put the additional lending facility in place. Pursuant to the arrangements of the combined facility, the Company and/or Newlook are able to borrow, subject to meeting certain customary margining calculations, a total of $3,570,860 (CAD$3,800,000).

As of September 30, 2008 a total of $2,944,922 (CAD $3,133,896) had been drawn ($1,409,550 under the term loan, $413,371 under revolving portion of the facility and $1,122,001 under the inventory margin facility).

The Company and Newlook each guaranteed the others indebtedness to the asset based lender.  Any portion of this indebtedness advanced by Wireless Age to Newlook is recorded as due from related parties on the Company’s balance sheet.

On October 23, 2008, the Company and Newlook agreed to effectively repay the above loans to TCE through an agreement with SaskTel (see Recent Development – Subsequent Events).

Obligations under Capital Leases

September 30, 2008

Capital lease obligations	$35,841
Less: current portion:	(12,649)
$23,192

Capital lease obligations include three leases with monthly payments ranging between $242 (CAD$248) and $1,655 (CAD$1,699) and including interest at rates ranging between 12.5% and 16.2%. Equipment having a net book value of $29,021 is pledged as security.

Note 8 – Segmented Information

The following table shows revenues, profits or loss, for the three and nine month period ended September 30, and identifiable assets by operating segment:

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007 Restated (Note 1)
Revenues
Retail – sale of tangible products	$4,223,038	$3,235,650	$12,386,447	$8,608,541
Retail – activation commissions and residual payments	1,273,408	1,113,435	3,576,821	2,914,253
Commercial – sale of tangible products	683,281	644,913	2,086,848	1,808,110
Commercial – activation commissions and residual payments	-	43,528	14,617	112,083

Consolidated revenues	$6,179,727	$5,037,526	$18,064,733	$13,442,987

Profit (loss)
Retail	$614,462	$679,814	$2,183,258	$1,547,884
Commercial	(14,295)	152,820	69,124	(57,993)
Unallocated amounts:
Corporate costs	(379,661)	(282,007)	(883,705)	(758,233)
Profit (loss) from discontinued operations (Note 9)	33,749	(54,204)	79,571	1,703,231

Consolidated income	$254,255	$496,423	$1,448,248	$2,434,889

Deemed dividend – induced conversion warrants	-	-	-	673,274
Net income attributable to common shareholders	$254,255	$496,423	$1,448,248	$1,761,615

	September 30, 2008	December 31, 2007
Assets
Retail	$4,980,024	$4,464,017
Commercial	1,743,919	2,573,652
Intangible assets and goodwill - retail	481,964	332,116
Intangible assets and goodwill - commercial	87,499	-
Discontinued assets	912,008	-
Unallocated corporate assets	7,450,539	4,380,847

Consolidated assets	$15,234,234	$11,750,632

Note 9 – Discontinued Operations

The Company classifies three businesses as discontinued operations.

Effective September 30, 2008, the distribution of prepaid cards, a business unit within the Commercial operating segment, was discontinued as a result of the termination of an agreement with SaskTel.

In fiscal 2006, the Company reviewed all non-profitable divisions, sub-categories, lines of business or segments for their long term viability. Through the review process, the Company came to the conclusion that Knowlton Pass Electronics Inc. (component of the Commercial operating segment) was non-strategic in the long run and was difficult to fund. Effective March 1, 2007, the Company sold Knowlton Pass Electronics Inc.

On June 29, 2007, following a period of severe financial difficulty, the Company assigned mmwave Technologies Inc. into bankruptcy.

Prepaid Card Distribution

The summarized operating results for the prepaid card distribution business unit classified as discontinued operations during the three and nine month period ended September 30, are as follows:

	Three Months Ended		Nine Months Ended
	2008	2007	2008	2007
Revenues	$4,570,445	$3,241,992	$12,778,978	$8,352,797
Costs and expenses	4,518,403	3,296,196	12,576,753	8,328,876
Net income before taxes	$52,042	$(54,204)	$202,225	$23,921
Income taxes	340	-	23,930	-
Net income	$51,702	$(54,204)	$178,295	$23,921

Knowlton Pass Electronics Inc.

The summarized operating results for Knowlton Pass Electronics Inc. classified as discontinued operations during the three and nine month period ended September 30, are as follows:

	Three Months Ended		Nine Months Ended
	2008	2007	2008	2007
Revenues	$-	$-	$-	$82,101
Costs and expenses	-	-	-	87,234
Net loss from operations	$-	$-	$-	$(5,133)
Gain on disposal	-	-	-	315,800
Net income	-	-	-	$310,667

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

mmwave Technologies Inc.

The summarized operating results for mmwave, classified as discontinued operations, for the three and nine month period ended September 30 are as follows:

	Three Months		Nine Months
	2008	2007	2008	2007

Revenues	$-	$-	$-	$900,379
Costs and expenses	17,953	-	98,724	2,927,508

Net income (loss)	$(17,953)	-	$(98,724)	(2,027,129)
Gain on bankruptcy	-	-	-	3,395,772

Net Gain (Loss)	$(17,953)	$-	$(98,724)	$1,368,643

The gain on bankruptcy of the entity on June 29, 2007, is summarized below

Proceeds received	$-
Less: net asset deficit	$(3,395,772)

Gain on disposal	$3,395,772

Combined Discontinued Operations

The summarized combined operating results of discontinued operations during the three and nine month period ended September 30 are as follows:

	Three Months Ended		Nine Months Ended
	2008	2007	2008	2007
Revenues	$4,570,445	$3,241,992	$12,778,978	$9,335,277
Costs and expenses	4,536,356	3,296,196	12,675,477	11,343,618
Net income (loss) from operations	$34,089	$(54,204)	$103,501	$(2,008,341)
Income taxes	340	-	23,930	-
Gain on disposal	-	-	-	3,711,572
Net income (loss)	$33,749	$(54,204)	$79,571	$1,703,231

The summarized combined assets and liabilities of discontinued operations as at September 30, 2008 are as follows:

September 30, 2008

Accounts receivable	$912,008

Accounts payable and accrued liabilities	$4,959,563
Long term liabilities	1,346,623
Total liabilities of discontinued operations	$6,306,186

The summarized combined statement of cash flows of discontinued operations for the nine month periods ended September 30, 2008 and 2007 are as follows:

	2008	2007

Income from discontinued operations	$79,571	$1,703,231
Gain on disposal	-	(3,711,572)

Changes in operating assets and liabilities	3,297,655	2,830,849

Net cash used in operating activities	-	822,508

Net cash used in investing activities	-	-

Net cash used in financing activities	-	-

(Decrease) increase in cash from discontinued operations	$3,377,226	$822,508

Note 10 – Litigation

On September 15, 2008, the Company was served a Statement of Claim from New Solutions Financial Corporation in the amount of CAD$165,479 alleging that the Company had retained and diverted payments due to MaxTel Wireless Inc. and New Solutions. Management believes the claim is without merit and has filed a Statement of Defence. The Company has not made a provision in its financial statements for this suit.

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

The consolidated balance sheets as at December 31, 2007, and the consolidated statements of operations, cash flows and stockholders' equity (deficiency) for the fiscal years ended December 31, 2007 have been restated to correct errors identified by the Company with respect to the accounting treatment for its credit facility as well as the beneficial conversion feature and deemed dividend charges associated with its convertible preferred stock.  As a result, the consolidated  financial statements for the three and nine months ended September  30, 2007, have been restated to reflect these error corrections.  Refer to Note 1 of the consolidated financial statements for additional details.

Overview

The Company generated after tax net income of $254,255 from operations during the three month period ended September 30, 2008 compared to $496,423 in the comparative period a year ago.

Throughout substantially all of fiscal 2007 management took steps to close or sell off the non-profitable Knowlton Pass and mmwave business units. During fiscal 2008, management continued its restructuring efforts by reviewing marginally profitable or breakeven operating units. As a result of these studies the Company has exited the prepaid card distribution business effective September 30, 2008. Management felt that with the eroding margins and rising costs it was no longer an economically viable business unit. Management was unable to improve the terms and conditions of providing this service and therefore with the agreement of its Saskatchewan cellular network services provider the contract was terminated. The Company will continue to review its operations for business efficiencies with its controlling shareholder Newlook Industries Corp. and expects to announce further restructuring steps shortly.

The Company believes bottom line profitability will improve with management’s time refocused only the most profitable remaining business units and as additional non-productive or marginal costs are taken out of the business.

The recent economic downturn has not had a material affect on the Company’s operating results, financial position or capital resources. Management however has observed that retail gross profit margin percentage dropped in the current quarter in comparison to the prior year. These margins are set by the Company’s network services provider and the Company generally has no influence on these decisions. The network services providers are likely under assault from competitive influences and are passing pressures down the distribution chain. On the other hand, management is aware that Saskatchewan, undoubtedly the most important of its markets is enjoying substantial growth in employment opportunities. Recently, at a job fair in Toronto, Premier Brad Wall was quoted that Saskatchewan is Canada’s fastest growing economy with GDP expected to rise 3.9% this year compared to 0.9% for the country as a whole. In addition the Premier indicated that their provincial budget had a $3 billion surplus, that he expects to grow the population by 10% in ten years and that there are 10,000 job opening listed at saskjobs.ca. Management is of the opinion that certainly for the foreseeable future there will likely be net inflows of individuals into the market the Company operates in who will require a new cell phone.

Results of Operations

Continuing Operations

For the three month period ended September 30, 2008 and 2007

The Company recorded net income from continuing operations of $220,506 during the three month period ended September 30, 2008 compared to $550,627 in the comparative period a year ago. During the period ended September 30, 2008 the Company recorded income from discontinued operations of $33,749 and a loss of $54,204 during the comparative period.

Revenues for the consolidated entity including product sales, commissions and residual revenue during the three month period ended September 30, 2008 were $6,179,727 compared to $5,037,526 during the third quarter of 2007, representing a 22.6% increase in sales over the comparative period in the prior year. Sales of the retail segment were $5,496,446 compared to $4,349,085 in 2007 and sales of the commercial segment were $683,281 compared to $688,441 in 2007.

Sales of the retail segment during the three month period ended September 30, 2008 and 2007 can be broken down into the following subcategories:

	2008	2007
Cellular hardware, radios and accessories	$4,102,025	3,118,091
Commission and residual revenue	1,273,408	1,113,435
Equipment rental	121,013	117,559

	$5,496,446	4,349,085

The sales of the retail segment for the three month period ended September 30, 2008 increased 26% over the same three month period of 2007. Sales of hardware increased 32% and commission and residual revenue grew 14%.  Handset sales are consistently driving the growth within the retail segment and are a direct result of new and improved handsets and accessories entering the market place, the segment’s ability to successfully sell existing clientele on new handset features and increasing penetration rates in the mobile telephone industry.

The revenues of the commercial segment represent the sale of two-way radios, accessories and commissions earned from sale of hardware under supplier representation agreements. Sales of the commercial segment during the current quarter were $683,281 compared to $688,441 during the third quarter of fiscal 2007. Sales of the two way radios and accessories grew by 6%.

Sales of the commercial segment during the three month period ended September 30, 2008 and 2007 can be broken down into the following subcategories:

	2008	2007
Two way radios and accessories	$683,281	$644,913
Commission revenue	-	43,528

	$683,281	$688,441

The growth in revenues within the commercial segment is led by the sale of two way radios and accessories. The Company did not earn commission revenues during the current quarter as a result of a change in commission policy by a supplier.

Margin from products and services during the three month period ended September 30, 2008 was $2,307,559 up from $2,143,761 during the third quarter of fiscal 2007. Margin including commissions and residual revenue (which have no associated cost of sales) as a percentage of total sales was 37.3% during the three month period ended September 30, 2008, compared to 42.6% in the third quarter of fiscal 2007. Margin on product sales, excluding commission and residual revenue, as a percentage of product sales decreased from 25.4% during the three month period ended September 30, 2007 to 21% in the current quarter. Gross profit as a percentage of product sales varies due to sales mix, i.e. incremental revenues were from higher margin business lines results in an increased rate.

Selling and administrative expenses from continuing operations increased from $1,455,740 during the three month period ended September 30, 2007 to $1,858,805 during the three month period ended September 30, 2008. Selling and administrative expenses expressed as a percentage of total revenue increased from 29% to 30% year over year.

Selling and administrative expenses during the three month period ended September 30, 2008 and 2007, included:

	2008	2007
General and administrative costs	373,769	328,509
Professional and consulting fees	43,199	66,834
Rent and occupancy costs	192,874	154,632
Wage and benefit costs	1,248,963	905,595

	$1,858,805	1,455,740

General and administrative expenses totaled $373,769 for the three month period ended September 30, 2008 compared to $328,509 for the comparable period ended September 30, 2007. The increase is the result of incremental operating costs associated with the rising levels of sales activity in the Company.

Professional and consulting fees were $43,199 during the three month period ended September 30, 2008 compared to $66,834 during the three month period ended September 30, 2007. Professional and consulting fees include expenses for accounting and legal, directors’ fees and other consultants.

Rent and occupancy costs were $192,874 during the three month period ended September 30, 2008 compared to $154,632 in the comparative period in the current year. The corporate offices have been relocated from shared space with mmwave to a stand alone suite in King City and the retail segment is operating the new Selkirk store during the current period.

Wages and benefits have increased from $905,595 for the three month period ended September 30, 2007 to $1,248,963 for the third quarter of 2008. This is a result of increased levels of commissions due to the increased business activity.

Amortization expense during the three month period ended September 30, 2008 was $78,723 compared to $76,038 during the comparative period in the current year. The minor rise is attributable to additional property and equipment in new store and corporate locations.

Interest expense increased from $56,641 during the three month period ended September 30, 2007 to $227,015 during the current quarter. Interest income rose from $Nil during the three month period ended September 30, 2007, to $115,489 during the current quarter.  The increase in interest expense and interest income is a result of the renegotiated lending arrangement with the Company’s asset based lender and the use of substantially all of the loan proceeds by the Company’s parent which has resulted in interest income to the Company.

During the quarter ended September 30, 2008 the Company incurred a foreign exchange loss of $18,923 arising from translation of Canadian dollar denominated assets and liabilities translated into the reporting currency. The Company experienced a foreign exchange loss of $79,715 in the comparative period in 2007.

During the three month period ended September 30, 2008 the Company collected $9,862 under a note receivable that had been fully provided for as unlikely to be collected.

During the three month period ended September 30, 2008, the Company entered into an agreement to sell 2,900,000 common shares of Newlook in exchange for total consideration of $1,771,335 (CAD$1,885,000) or $0.61 (CAD$0.65) per share. The shares had a cost basis of $1,302,555 and accordingly the Company recorded a gain of $46,859 in the statement of operations and deferred a gain of $421,719 in the statement of financial position as a result of the transaction. During the three month period ended September 30, 2008, the Company also recorded a gain on the sale of its investment in Infinity Capital Corp. of $20,000 which had been fully written off in previous periods

The Company also recorded a provision of $95,797 in the current period for current taxes payable. Management believes the Company has reached a position where income taxes will become payable.

The overall earnings per share for the three month period ended September 30, 2008 was $0.00 compared to $0.01 during the three month period ended September 30, 2007.

Discontinued Operations

Discontinued operations during the three month periods ended September 30, 2008 and 2007 represent the results of the prepaid card distribution business only. Knowlton Pass Electronics Inc. was sold on March 1, 2007 and mmwave Technologies Inc. was assigned into bankruptcy on June 29, 2007, and therefore neither of three month periods ended September 30, 2008 and 2007 contained any results from these operations.

During the three month period ended September 30, 2008 and 2007, revenues of discontinued operations were $4,570,445 and $3,241,992, respectively. Costs and expenses during the three month periods ended September 30, 2008 and 2007, were $4,536,356 and $3,296,196, respectively. Net income (loss) after tax from discontinued operations was $33,749 and $(54,204), respectively.

For the nine month period ended September 30, 2008 and 2007

Continuing Operations

The Company recorded net income from continuing operations of $1,368,677 during the nine month period ended September 30, 2008 compared to $731,658 in the comparative period a year ago. During the nine month period ended September 30, 2008 the Company recorded  income of $79,571 from discontinued operations and during the comparative period ended September 30, 2007 the Company recorded income of $1,703,231 from discontinued operations.

Revenues for the consolidated entity including product sales, commissions and residual revenue during the nine month period ended September 30, 2008 were $18,064,733 compared to $13,442,987 during the first half of 2007, representing a 34% increase in sales over the comparative period in the prior year. Sales of the retail segment were $15,963,268 compared to $11,522,794 in 2007 and sales of the commercial segment were $2,101,465 compared to $1,920,193 in 2007.

Sales of the retail segment during the nine month period ended September 30, 2008 and 2007 can be broken down into the following subcategories:
	2008	2007
Cellular hardware, radios and accessories	$12,056,083	$8,287,007
Commission and residual revenue	3,576,821	2,914,253
Equipment rental	330,364	321,534

	$15,963,268	$11,522,794

The sales of the retail segment for the nine month period ended September 30, 2008 increased 39% over the same nine month period of 2007. Sales of hardware increased 45% and commission and residual revenue grew 22%. A portion of the increase can be attributable to foreign exchange fluctuations, the CAD$ vis-а-vis the US$ appreciated 12% between the comparative periods.  Handset sales are consistently driving the growth within the retail segment and are a direct result of new and improved handsets and accessories entering the market place, the segment’s ability to successfully sell existing clientele on new handset features and increasing penetration rates in the mobile telephone industry.

The revenues of the commercial segment represent the sale of  two-way radios, accessories and commissions earned from sale of hardware under supplier representation agreements. Sales of the commercial segment during the current period were $2,101,465 compared to $1,902,193 during the nine months  of fiscal 2007. Sales of the commercial segment grew by 10%, a portion of which can be attributed to foreign exchange fluctuations.

Sales of the commercial segment during the nine month period ended September 30, 2008 and 2007 can be broken down into the following subcategories:

	2008	2007
Two way radios and accessories	$2,086,848	1,808,110
Commission revenue	14,617	112,083

	$2,101,465	1,920,193

Margin from products and services during the nine month period ended September 30, 2008 was $6,953,873 up from $5,545,317 during the first nine months of fiscal 2007. Margin including commissions and residual revenue (which have no associated cost of sales) as a percentage of total sales was 38.5% during the nine month period ended September 30, 2008, compared to 41.3% in the first nine months of fiscal 2007. Margin on product sales, excluding commission and residual revenue, as a percentage of product sales decreased from 24.2% during the nine month period ended September 30, 2007 to 23.2% in the current period. Gross profit as a percentage of product sales fluctuates due to sales mix, i.e. incremental revenues from higher margin business lines results in higher blended margin rates.

Selling and administrative expenses from continuing operations increased from $4,091,973 during the nine month period ended September 30, 2007 to $5,263,625 during the nine month period ended September 30, 2008. Selling and administrative expenses expressed as a percentage of total revenue decreased from 30.4% to 29.1% year over year reflecting the cost control philosophy of new management.

Selling and administrative expenses during the nine month period ended September 30, 2008 and 2007, included:

	2008	2007
General and administrative costs	$1,076,488	$879,271
Professional and consulting fees	148,519	255,184
Rent and occupancy costs	515,909	424,060
Wage and benefit costs	3,522,709	2,533,458
	$5,263,625	$4,091,973

General and administrative expenses totaled $1,076,488 for the nine month period ended September 30, 2008 compared to $879,271 for the comparable period ended September 30, 2007. The increase is the result of incremental operating costs associated with the rising levels of sales activity in the Company.

Professional and consulting fees were $148,519 during the nine month period ended September 30, 2008 compared to $255,184 during the nine month period ended September 30, 2007. Professional and consulting fees include expenses for accounting and legal, directors’ fees and other consultants.

Rent and occupancy costs were $515,909 during the nine month period ended September 30, 2008 compared to $424,060 in the comparative period in the current year. The corporate offices have been relocated from shared space with mmwave to a stand alone suite in King City and the retail segment is operating the new Selkirk store during the current period.

Wages and benefits have increased from $2,533,458 for the nine month period ended September 30, 2007 to $3,522,709 for the comparable period of 2008. This is a result of increased levels of commissions due to the increased business activity.

Amortization expense during the nine month period ended September 30, 2008 was $245,922 compared to $208,782 during the comparative period in the current year. The increase is attributable to additional property and equipment in new store and corporate locations.

Interest expense increased from $196,706 during the nine month period ended September 30, 2007 to interest expense of $273,718 during the current period. Interest income rose from $Nil during the nine month period ended September 30, 2007, to $196,294 during the current period. The increase in interest expense and interest income is a result of the renegotiated lending arrangement with the Company’s asset based lender and the use of substantially all of the loan proceeds by the Company’s parent which has resulted in interest income to the Company.

During the nine month period ended September 30, 2008 the Company incurred a foreign exchange gain of $169,639 arising from translation of Canadian dollar denominated assets and liabilities translated into the reporting currency. The Company experienced a foreign exchange loss of $64,793 in the comparative period in 2007. The substantial gain in the current period is primarily the result of the reclassification of approximately $106,347 from discontinued operations of foreign exchange gains previously recorded in accumulated other comprehensive income to current income.

During the nine month period ended September 30, 2008 the Company collected $50,987 under a note receivable that had been fully provided for as unlikely to be collected.

During the nine month period ended September 30, 2008, the Company entered into an agreement to sell 2,900,000 common shares of Newlook in exchange for total consideration of $1,771,335 (CAD$1,885,000) or $0.61 (CAD$0.65) per share. The shares had a cost basis of $1,302,555 and accordingly the Company recorded a gain of $46,859 in the statement of operations and deferred a gain of $421,719 in the statement of financial position as a result of the transaction. During the nine month period ended September 30, 2008, the Company also recorded a gain on the sale of its investment in Infinity Capital Corp. of $20,000 which had been fully written off in previous periods.

During the nine month period ended September 30, 2007, management felt that the 2007 operating performance targets associated with the August 2006 financing were unlikely to be met and agreed to accelerate the conversion effects of not attaining the targets. As a result of the acceleration of the effects the Company also recorded financing charges of $326,400 (which did not require a cash outlay) within other expenses in the period. The financing charges are associated with the issuance of 3,200,000 common shares for liquidated damages associated with certain covenant breaches.

The Company also recorded a provision of $285,710 in the current period for current taxes payable. Management believes the Company has reached a position where income taxes will become payable.

The Company also recorded a deemed dividend in the prior period, of $673,274 associated with the issuance of 6,666,667 common shares for the cancellation of 10,000,000 warrants.  Such deemed dividend was reflected as a charge after net income to arrive at net income attributable to common shareholders.

The overall earnings per share for the nine month period ended September 30, 2008 was $0.02 compared to a $0.03 during the nine month period ended September 30, 2007.

Discontinued Operations

Discontinued operations during the nine month period ended September 30, 2008 represent the results of the prepaid card distribution business only. Discontinued operations during the nine month period ended September 30, 2007, represents the results of the prepaid card distribution business, Knowlton Pass Electronics Inc. and mmwave Technologies Inc.

During the nine month period ended September 30, 2008 and 2007, revenues of discontinued operations were $12,778,978 and $9,335,277, respectively. Revenues during the nine month period ended September 30, 2007 arose from the three operations as follows: $8,352,797 from prepaid card distribution, $900,379 from mmwave Technologies Inc. and $82,101 from Knowlton Pass Electronics Inc.

Costs and expenses during the nine month periods ended September 30, 2008 and 2007, were $12,675,477 and $11,343,618, respectively. Costs and expenses during the nine month period ended September 30, 2007 arose from the three operations as follows: $8,328,876 from prepaid card distribution, $2,927,508 from mmwave Technologies Inc. and $87,234 from Knowlton Pass Electronics Inc.

The Company recorded a gain on disposal during the nine month period ended September 30, 2007 of $3,711,572, $3,395,772 on the assignment of mmwave Technologies Inc. into bankruptcy and $315,800 upon the sale of Knowlton Pass Electronics Inc.

During the nine month period ended September 30, 2008, the Company recorded income tax expense of $23,930.

Net income after tax from discontinued operations during the nine month periods ended September 30, 2008 and 2007 was $79,571 and $1,703,231, respectively.

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

Financial Condition

Since year end, total assets have increased by $3,483,602 to $15,234,234 at September 30, 2008. Current assets have decreased by $73,136 and noncurrent assets have increased by $3,556,738.

Current assets decreased during the current period by $73,136 to $8,864,813 at September 30, 2008. Receivables decreased by approximately $909,000 primarily due to the classification of the Prepaid Cellular Service Card Distribution as discontinued operations. The Company recorded a $937,816 note receivable which represents the current portion due in relation to the sale of 2,900,000 common shares of Newlook shares.  Inventory levels have decreased by approximately $83,000 reflecting the slow part of the fiscal year. Prepaid balances increased since year end by approximately $57,000 due to normal business fluctuation. Offsetting these decreases were increases in cash balances of approximately $605,969. The fair value of marketable securities available for sale decreased by approximately $1,598,000 to $721,863 as a result of the sale of 2,900,000 shares of Newlook. The Company also recorded current amounts due from related parties of $4,198.

Net property and equipment assets have decreased since year end by $60,674 to $665,667 at September 30, 2008.  The net decrease is primarily due to normal amortization of property and equipment assets.

The Company recorded a $234,666 note receivable which represents the non current portion due in relation to the sale of 2,900,000 common shares of Newlook shares.

The Company recorded noncurrent amounts due from related parties of $4,899,715 reflecting advances made to the Company’s controlling shareholder.

Intangible assets decreased since year end by $3,769 due to a commercial segment acquisition offset by normal amortization of certain intangibles. Goodwill has remained unchanged since year end at $241,026.

Total liabilities have increased since December 31, 2007 by $3,448,909 to $14,006,869 at September 30, 2008. Current liabilities increased by $3,644,690 to $11,691,384 during the current period. Accounts payable decreased by $3,902,958 primarily due to the classification of the prepaid card distribution business unit as discontinued operations. Due to related parties decreased by $190,529, and liabilities of discontinued operations increased by $4,646,438 to $4,959,563. Current portion of deferred revenues and deposits decreased $21,775 to $184,483. Notes payable decreased to nil, and current portion of capital lease obligations decreased to $12,649. Substantially all of the changes in current liabilities are the result of normal business fluctuations. Taxes payable increased to $285,710 from $nil at December 31, 2007.  The Company’s current loan facility increased to $2,944,922.

The non-current portion of deferred revenues and customer deposits was $88,545, tax obligations associated with accounting pronouncements adopted in the prior year were $857,125, the long term portion of the obligations under capital lease totaled $23,912 at September 30, 2008.  The Company’s non current portion of discontinued operations increased to $1,346,623.

Minority interest, which represents the amount of net assets owed to the parties holding the remaining 0.3% of Wireless Age Communications Ltd., remained at $1,283 at September 30, 2008.

Stockholders’ equity has increased since year end by $34,693 to $1,226,082 at September 30, 2008. The increase is the result of:

1.	A decrease in common stock and additional paid in capital arising from repurchase of 1,029,100 of the Company’s common shares, valued at $246,962
2.
A deduction of shareholders’ equity temporarily classified as treasury stock associated with the repurchase for cancellation of a further 333,850 shares of the Company’s common stock, valued at $103,710,

3.	Foreign exchange loss of $20,967 recorded within accumulated other comprehensive income, and
4.	An adjustment of $196,140 arising from the acquisition of an interest in an entity from a related party,
5.	An unrealized holding loss on marketable securities of $845,776 recorded within accumulated other comprehensive income.

Liquidity and Capital Resources

As of September 30, 2008, the Company had current assets of $8,864,813 and current liabilities of $11,691,384, indicating working capital deficit of $2,826,571 compared to working capital of $891,255 at the beginning of the year. The decrease in working capital is primarily the result of an increase in current liabilities associated with the prepaid card distribution business unit.

Cash provided by continuing operating activities amounted to $532,848 during the nine month period ended September 30, 2008, primarily as a result of the net income adjusted for non cash items and various changes in operating assets and liabilities. Cash used in continuing investing activities during the period amounted to $3,972,132, primarily consisting of cash advances to Newlook. Cash provided by financing activities during the current period amounted to $668,027, and primarily represented proceeds of new debt offset by amounts used to acquire shares of the Company’s stock for cancellation. The cumulative affect of all these changes resulted in a net decrease in cash of $2,771,257 from continuing operations. Net cash provided by discontinued operations totaled $3,377,226.

The Company is continuing to generate positive cash flows which management intends to use in acquisition and other short term investments. Substantial amounts are owed to the Company by Newlook. Subsequent to quarter end the Company agreed to forbear from demanding the repayment of these amounts and also agreed to release a first charge security position in Newlook’s assets in order for Newlook to organize a senior debt or convertible debt financing for purposes of repaying all of part of amounts owed to Wireless Age.

The Company has been successful in leveraging its working capital assets under loans and believes it will continue to do so. The Company also recently renegotiated payment terms with a key supplier within the commercial operating business unit which will have the effect of providing incremental cash to be used for general corporate purposes.

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

PART II. Other Information

Item 1.  Legal Proceedings.

On September 15, 2008, the Company received a Statement of Claim from New Solutions Financial Corporation in the amount of CAD$165,479 alleging that the Company diverted amounts from MaxTel Wireless Inc. to itself that was owed to New Solutions. The Company believes the lawsuit is without merit and on October 14, 2008 it filed a Statement of Defence. The Company plans to vigorously defend itself on this matter. The Company has not made a provision in its financial statements for this lawsuit.

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

 (b)          Reports Filed on Form 8-K.

On August 4, 2008, the Company filed Form 8-K providing the details in which it amended the terms of a loan facility with TCE Capital Corp.

On August 14, 2008, the Company filed Form 8-K describing its entry into a Stock Purchase agreement with a third party investor to dispose of a portion of its investment in marketable securities of Newlook Industries Corp.

On August 25, 2008 the Company filed Form 8-K describing the termination of its Prepaid Cellular Service Card Distribution Agreement with SaskTel Mobility.

On August 25, 2008 the Company filed Form 8-K regarding the restatement of its consolidated financial statements for the years ended December 31, 2007 and 2006 and for the quarter ended March 31, 2008.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WIRELESS AGE COMMUNICATIONS, INC.

November 14, 2008

By:	/s/ John G. Simmonds	By:	/s/ Gary N. Hokkanen
	Name: John G. Simmonds		Name: Gary N. Hokkanen
	Title: Principal Executive Officer		Title: Principal Financial Officer and Principal Accounting Officer