Form 10-Q/A
period 2008-09-30
WIRELESS AGE COMMUNICATIONS INC
filed 2009-02-06
CIK 1130131

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

Explanatory Note: This Amendment No. 1 to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008,  as filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2008, is being filed to provide further disclosure under Financial Condition and Liquidity and Capital Resources within the Management’s Discussion and Analysis, following discussions with the SEC.

Wireless Age Communications, Inc.

PART I. Financial Information

Item 1.  Condensed Financial Statements

Wireless Age Communications, Inc.
Condensed Consolidated Balance Sheets
	Unaudited September 30, 2008	Restated (Note 1) December 31, 2007
ASSETS

Current Assets:
Cash and cash equivalents	$710,070	$104,101
Receivables (net of allowance of $30,245, 2007-$45,000)	3,022,924	3,931,412
Note receivable (Note 4)	937,816	-
Inventory	2,355,599	2,438,571
Marketable securities (Note 4)	721,863	2,320,317
Due from related parties (Note 5)	4,198	-
Prepaid expenses	200,335	143,548
Assets of discontinued operations (Note 9)	912,008	-
Total current assets	8,864,813	8,937,949

Property and equipment, net of accumulated amortization	665,667	726,341
Note receivable (Note 4)	234,666	-
Due from related parties (Note 5)	4,899,715	1,513,200
Intangible assets (Note 6)	328,347	332,116
Goodwill (Note 6)	241,026	241,026
TOTAL ASSETS	$15,234,234	$11,750,632

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current Liabilities:
Loan facility (Note 7)	$2,944,922	$-
Due to related parties (Note 5)	-	190,529
Accounts payable and accrued liabilities	3,304,057	7,207,015
Taxes payable	285,710	-
Current portion of deferred revenue and customer deposits	184,483	206,258
Notes payable	-	100,880
Current portion of obligations under capital leases (Note 7)	12,649	28,887
Liabilities of discontinued operations (Note 9)	4,959,563	313,125
Total current liabilities	11,691,384	8,046,694

Deferred revenue and customer deposits	88,545	98,864
Long term debt	-	1,513,200
Obligations under capital leases (Note 7)	23,192	33,308
Liabilities of discontinued operations (Note 9)	1,346,623	-
Tax obligations	857,125	865,894
Total liabilities	14,006,869	10,557,960

Minority interest	1,283	1,283

Stockholders’ equity
Preferred stock, $0.001 par value, 10,000,000 shares authorized, Nil shares issued and outstanding	-	-
Common stock, $0.001 par value, 100,000,000 shares authorized, 58,444,242 shares issued and outstanding at September 30, 2008	58,444	59,473
Additional paid-in capital	11,360,271	11,802,344
Accumulated deficit	(10,298,922)	(11,747,170)
Accumulated other comprehensive income	209,999	1,076,742
Treasury stock, 333,850 shares of common stock	(103,710)	-
Total stockholders’ equity	1,226,082	1,191,389
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$$15,234,234	$11,750,632

See accompanying notes to financial statements.

Wireless Age Communications, Inc.
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
(UNAUDITED)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	Restated (Note 1) 2007

Sales – product	$4,906,541	$3,880,563	$14,473,295	$10,416,651
Commission and residual revenue	1,273,186	1,156,963	3,591,438	3,026,336
Total sales	6,179,727	5,037,526	18,064,733	13,442,987

Cost of goods sold – product	3,872,168	2,893,765	11,110,860	7,897,670
Margin on products and services (excluding amortization below)	2,307,559	2,143,761	6,953,873	5,545,317

Selling and administrative expenses	1,858,805	1,455,740	5,263,625	4,091,973
Amortization	78,723	76,038	245,922	208,787
Earnings from operations	370,031	611,983	1,444,326	1,244,557

Other expenses (income)
Interest income	(115,489)	-	(196,294)	-
Interest expense	227,015	56,641	273,718	196,706
Recovery on note receivable previously written off	(9,862)	(75,000)	(50,987)	(75,000)
Gain on disposal of investment (Note 4)	(66,859)	-	(66,859)	-
Foreign exchange loss (gains)	18,923	79,715	(169,639)	64,793
Financing expense associated with liquidated damages	-	-	-	326,400
	53,728	61,356	(210,061)	512,899

Net income before income tax	$316,303	$550,627	$1,654,387	$731,658
Income tax expense	95,797	-	285,710	-
Net income after income tax from continuing operations	220,506	550,627	1,368,677	731,658
Net income (loss) from discontinued operations net of tax (Note 9)	33,749	(54,204)	79,571	1,703,231

Net income	$254,255	$496,423	$1,448,248	$2,434,889
Deemed dividend –induced conversion of warrants	-	-	-	673,274
Net income attributable to common shareholders	$254,255	$496,423	$1,448,248	$1,761,615
Earnings per share:
Earnings per share – continuing operations basic	$0.004	0.009	0.023	0.001
Earnings per share – continuing operations diluted	0.004	0.008	0.023	0.001
Earnings per share – discontinued operations basic	0.000	-	0.001	0.040
Earnings per share – discontinued operations diluted	0.000	-	0.001	0.033
Net income (loss) attributable to common shareholders - basic	0.004	0.008	0.024	0.041
Net income (loss) attributable to common shareholders – fully diluted	0.004	0.007	0.024	0.034
Weighted average number of common shares outstanding:
Basic	58,538,909	59,294,764	58,780,148	42,555,102
Diluted	58,538,909	67,357,264	58,780,148	50,617,602

Net income (loss)	$254,255	$496,423	$1,448,248	$2,434,889
Other comprehensive income (loss):
Reclassification of unrealized (loss) on disposal of marketable securities	(468,578)	-	(468,578)	-
Unrealized holding (loss) on marketable securities	(299,828)	170,425	(377,198)	170,425
Foreign exchange translation (loss)	189,964	70,514	(20,967)	4,018
Comprehensive income (loss)	$(324,187)	$737,362	$581,505	$2,609,332

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

See accompanying notes to financial statements

Wireless Age Communications, Inc.
Condensed Consolidated Statements of Stockholders’ Equity
For the nine month period ended September 30, 2007
(UNAUDITED)

	Common Stock				Preferred Stock			Accumulated Deficit	Accumulated Other Comprehensive Income	Total Stockholders’ Equity Restated (Note 1)
	Number		Par Value	Additional Paid-in Capital	Number	Par Value	Additional Paid-in Capital

Balance, December 31, 2006	29,527,918		$29,528	$10,596,483	7,142,900	$7,143	$362,237	$(13,338,733)	$172,603	$(2,170,739)

Conversion of preferred stock to common stock	2,950,000		2,950	149,602	(2,950,000)	(2,950)	(149,602)	-	-	-

Adjustment arising from issuance of warrants	-		-	190,000	-	-	-	-	-	190,000

Foreign currency translation adjustment	-		-	-	-	-	-	-	(32,439)	(32,439)

Net loss for the three month period ended March 31, 2007	-		-	-	-	-	-	(1,180,824)	-	(1,180,824)

Balance, March 31, 2007	32,477,918		$32,478	$10,936,085	4,192,900	$4,193	$212,635	$(14,519,557)	$140,164	$(3,194,002)

Conversion of preferred stock to common stock	16,771,600		$16,772	$200,056	$(4,192,900)	$(4,193)	$(212,635)	$ -	$ -	$ -

Issuance of common stock for cancellation of warrants	6,666,667		6,667	666,607	-	-	-	-	-	673,274

Issuance of common stock pursuant to settlement of financing breach	3,200,000		3,200	323,200	-	-	-	-	-	326,400

Deemed dividend induced conversion of warrants	-		-	-	-	-	-	(673,274)	-	(673,274)

Foreign currency translation adjustment	-		-	-	-	-	-	-	(34,057)	(34,057)

Net income for the three month period ended June 30, 2007	-		-	-	-	-	-	3,119,290	-	3,119,290

Balance June 30, 2007	59,116,185		$59,117	$12,125,948	-	$-	$-	$(12,073,541)	$106,107	$217,631

Issuance of common stock for consulting services provided	357,157		356	25,359	-	-	-	-	-	25,715

Unrealized holding gain on marketable securities	-		-	-	-	-	-	-	170,425	170,425

Foreign currency translation adjustment	-	-	-	-	-	-	-	-	70,514	70,514

Net income for the three month period ended September 30, 2007	-		-	-	-	-	-	496,423	-	496,423

Balance, September 30, 2007	59,473,342		$59,473	$12,151,307	-	$-	$-	$(11,577,118)	$347,046	$980,708

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

Knowlton Pass Electronics Inc.

The summarized operating results for Knowlton Pass Electronics Inc. classified as discontinued operations during the three and nine month period ended September 30, are as follows:

	Three Months Ended		Nine Months Ended
	2008	2007	2008	2007
Revenues	$-	$-	$-	$82,101
Costs and expenses	-	-	-	87,234
Net loss from operations	$-	$-	$-	$(5,133)
Gain on disposal	-	-	-	315,800
Net income	$-	$-	$-	$310,667

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

The summarized operating results for mmwave, classified as discontinued operations, for the three and nine month period ended September 30 are as follows:

	Three Months		Nine Months
	2008	2007	2008	2007

Revenues	$-	$-	$-	$900,379
Costs and expenses	17,953	-	98,724	2,927,508

Net income (loss)	$(17,953)	$-	$(98,724)	$(2,027,129	) )
Gain on bankruptcy	-	-	-	3,395,772

Net Gain (Loss)	$(17,953)	$-	$(98,724)	$1,368,643

The gain on bankruptcy of the entity on June 29, 2007, is summarized below

Proceeds received	$-
Less: net asset deficit	(3,395,772)

Gain on disposal	$3,395,772

Combined Discontinued Operations

The summarized combined operating results of discontinued operations during the three and nine month period ended September 30 are as follows:

	Three Months Ended		Nine Months Ended
	2008	2007	2008	2007
Revenues	$4,570,445	$3,241,992	$12,778,978	$9,335,277
Costs and expenses	4,536,356	3,296,196	12,675,477	11,343,618
Net income (loss) from operations	$34,089	$(54,204)	$103,501	$(2,008,341)
Income taxes	340	-	23,930	-
Gain on disposal	-	-	-	3,711,572
Net income (loss)	$33,749	$(54,204)	$79,571	$1,703,231

The summarized combined assets and liabilities of discontinued operations as at September 30, 2008 are as follows:

September 30, 2008

Accounts receivable	$912,008

Accounts payable and accrued liabilities	4,959,563
Long term liabilities	1,346,623
Total liabilities of discontinued operations	$6,306,186

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

Sales of the retail segment during the three month period ended September 30, 2008 and 2007 can be broken down into the following subcategories:

	2008	2007
Cellular hardware, radios and accessories	$4,102,025	$3,118,091
Commission and residual revenue	1,273,408	1,113,435
Equipment rental	121,013	117,559

	$5,496,446	$4,349,085

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

Selling and administrative expenses during the three month period ended September 30, 2008 and 2007, included:

	2008	2007
General and administrative costs	$373,769	$328,509
Professional and consulting fees	43,199	66,834
Rent and occupancy costs	192,874	154,632
Wage and benefit costs	1,248,963	905,595

	$1,858,805	$1,455,740

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

The amount recorded as non-current due from related parties has risen by $3,386,515 from $1,513,200 on December 31, 2007 to $4,899,715 at September 30, 2008. These amounts represent amounts due to the Company from Newlook which are attributable to proceeds of a new loan obtained from the Company’s asset based lender that were initially advanced to Newlook. The advances were made to Newlook pursuant to a co-borrowing arrangement between the Company, Newlook and the lender. During fiscal 2008 the amount increased due to additional drawdowns from the credit facility paid directly to Newlook and additional loans provided by the Company to Newlook. Newlook pays interest at a rate of 18% per annum on these loans.

Intangible assets decreased since year end by $3,769 due to a commercial segment acquisition offset by normal amortization of certain intangibles. Goodwill has remained unchanged since year end at $241,026.

Total liabilities have increased since December 31, 2007 by $3,448,909 to $14,006,869 at September 30, 2008. Current liabilities increased by $3,644,690 to $11,691,384 during the current period. Accounts payable decreased by $3,902,958 primarily due to the classification of the prepaid card distribution business unit as discontinued operations. Due to related parties decreased by $190,529, and liabilities of discontinued operations increased by $4,646,438 to $4,959,563. Current portion of deferred revenues and deposits decreased $21,775 to $184,483. Notes payable decreased to nil, and current portion of capital lease obligations decreased to $12,649. Substantially all of the changes in current liabilities are the result of normal business fluctuations. Taxes payable increased to $285,710 from $nil at December 31, 2007. The Company’s current loan facility increased to $2,944,922 through renegotiation of its terms including a co-borrowing arrangement with Newlook and the lender.

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

Liquidity and Capital Resources

As of September 30, 2008, the Company had current assets of $8,864,813 and current liabilities of $11,691,384, indicating working capital deficit of $2,826,571 compared to working capital of $891,255 at the beginning of the year. The decrease in working capital is primarily the result of an increase in current liabilities associated with new loans provided by the Company’s lender and increased accounts payable in the discontinued prepaid card distribution unit.

Cash provided by continuing operating activities amounted to $532,848 during the nine month period ended September 30, 2008, primarily as a result of the net income adjusted for non cash items and various changes in operating assets and liabilities. Cash used in continuing investing activities during the period amounted to $3,972,132, primarily consisting of cash advances to Newlook and the acquisition of additional marketable securities. Cash provided by financing activities during the current period amounted to $668,027, and primarily represented proceeds of new loans reduced by amounts used to acquire shares of the Company’s stock for cancellation. The cumulative effect of all these changes resulted in a net decrease in cash of $2,771,257 from continuing operations. Net cash provided by discontinued operations totaled $3,377,226. Net cash provided by discontinued operations arises primarily from increased levels of accounts payable within the prepaid card distribution business unit.

The Company is continuing to generate positive cash flows from continuing operations which management intends to use in acquisitions and other short term investments.

On September 30, 2008 the Company was owed $4,899,715 by Newlook which first arose from the proceeds of a new loan obtained from the Company’s asset based lender that were initially advanced to Newlook as part of a co-borrowing arrangement between the Company, Newlook and the lender. During fiscal 2008 the amount increased due to additional drawdowns paid directly to Newlook, repayments made by the Company to the lender recorded as amounts due from Newlook and additional loans provided by the Company to Newlook. Newlook’s ability to repay these loans is contingent on its capacity to raise additional financing through equity private placement, new debt or to dispose of its assets.

As described in the Subsequent Events section found elsewhere in this report, on October 23, 2008 the Company, Newlook and SaskTel entered into a Repayment Agreement pursuant to which the Company agreed to repay a debt of approximately $6.0 million (CAD$6.4 million) associated with the discontinued prepaid card purchases over a one year period beginning on November 30, 2008. Repayment of this debt in total over the one year period is beyond the Company’s ability to do so from current levels of free cash flow. Notwithstanding, the Company believes it will be able to service the monthly payments of $250,000, rising $50,000 every other month, the payments of approximately $1,500,000 due in September and October 2009 are beyond the ability of the Company to do so without additional equity funds, the sale of marketable securities or proceeds from the repayment of the Newlook loans. There can be no assurance that the Company will be able to liquidate sufficient marketable securities in the time frame required or that Newlook will be able to repay the loans when required.

Also as described in Subsequent Events found elsewhere in this report, the Company and Newlook entered into an Indemnification Agreement pursuant to which Newlook agreed to; 1) guarantee and indemnify the Company for interest and principal amounts paid by the Company to the asset based lender, 2) to pay the Company the same rate of interest (18%) as was paid to the lender, and 3) provide the Company with the same security interest in its assets that it provided directly to the lender. On October 23, 2008 the Company agreed to forbear from demanding the repayment of these loans and also agreed to release its first charge security position in Newlook’s assets in order for Newlook to organize a senior debt or convertible debt financing for purposes of repaying all of part of amounts owed to the Company.

If the Company is unable to meet its obligations under the Repayment Agreement or SaskTel acts under its rights pursuant to the security assigned to it and begins bankruptcy proceedings by appointing an interim receiver, then the Company’s ability to generally settle any liabilities as they come due will become contingent on the Company’s ability to complete a debt or equity private placement, sell its marketable securities (which have not been pledged to SaskTel), or to collect amounts due to the Company from Newlook.

Factors that could affect the Company’s ability to complete a debt or equity private placement include the general lack of investment capital available in the markets at this time and the lack of investor confidence in the Company’s financial position or management. Factors that could affect the Company’s ability to liquidate its marketable securities include management’s capacity to locate buyers willing to enter into a private transaction to purchase securities of an entity with little or no trading volume.

Newlook’s ability to repay its loans to Wireless Age is contingent on its success in consummating one of two intended transactions. Newlook is exploring an acquisition in a new line of business which may facilitate raising new capital by way of debt and/or equity, where a portion of the proceeds could be used to repay the Company. The second option is for Newlook to dispose of its investment in Wireless Age to a third party for cash and equity of the purchaser, and substantially all of the cash proceeds would be used to repay a portion of the Wireless Age loans. Newlook intends to pursue both options in parallel.

There is a risk that Newlook will not be able to repay some or all of its indebtedness to the Company. Newlook may be unable to complete a private placement based on its remaining assets outside of its investment in Wireless Age or it may be unable to sell its investment in Wireless Age for cash on commercially acceptable terms if at all.

As noted in Note 1, under Going Concern Basis of Presentation, the Company has a working capital deficit of $2,826,571; as a result doubt exists about the Company’s ability to continue to fund future operations using its existing resources. The Company’s ability to continue as a going concern is highly contingent on its ability to liquidate marketable securities and on Newlook’s ability to repay its loans, none of which is assured.

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

WIRELESS AGE COMMUNICATIONS, INC.

February 6, 2009

By:	/s/John G. Simmonds	By:	/s/Gary N. Hokkanen
	Name: John G. Simmonds		Name: Gary N. Hokkanen
	Title: Principal Executive Officer		Title: Principal Financial Officer and Principal Accounting Officer